Form 10-Q
period 2010-03-31
Eastern World Solutions Inc.
filed 2010-05-28
CIK 1481504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   333-164490

EASTERN WORLD SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Level 39, One Exchange Square
8 Connaught Place
Central, Hong Kong
(Address of principal executive offices, including zip code.)

011 852 3101 7428
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 as of May 25, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$15,526	$20,005
Prepaid expenses	-	10,000
TOTAL CURRENT ASSETS	15,526	30,005

TOTAL ASSETS	$15,526	$30,005

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accrued expenses, related party	$326	$30
Related party note payable	30,000	30,000
TOTAL CURRENT LIABILITIES	30,326	30,030

STOCKHOLDER'S DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
10,000,000 shares issued and outstanding	100	100
Additional paid-in capital	-	-
Deficit accumulated during development stage	(14,900)	(125)
TOTAL STOCKHOLDER'S DEFICIT	(14,800)	(25)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$15,526	$30,005

See accompanying condensed notes to interim financial statements.

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF EXPENSES

		From December 18,
	Three Months Ended	2009 (Inception)
	March 31,	to March 31,
	2010	2010

EXPENSES
Legal and accounting	$14,000	$14,000
Bank fees	45	140
Office expense	434	434
Total Expenses	14,479	14,574

LOSS FROM OPERATIONS	14,479	14,574

OTHER EXPENSE
Interest expense	(296)	(326)
Total Other Expense	(296)	(326)

NET LOSS	$(14,775)	$(14,900)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,000,000	10,000,000

See accompanying condensed notes to interim financial statements.

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(unaudited)

		From December 18,
	Three months ended	2009 (Inception)
	March 31,	through March 31,
	2010	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,775)	$(14,900)
Adjustments to reconcile net loss to net cash
used by operations:
Decrease in prepaid expenses	10,000	-
Increase in accrued interest, related parties	296	326
Net cash used by operating activities	(4,479)	(14,574)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	-	30,000
Proceeds from sales of stock	-	100
Net cash provided by financing activities	-	30,100

NET INCREASE (DECREASE) IN CASH	(4,479)	15,526

CASH - Beginning of period	20,005	-

CASH - End of period	$15,526	$15,526

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited interim financial statements of Eastern World Solutions, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Eastern World Solutions’ Forms SB-2 filed with SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form S-1 have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Eastern World Solutions had a working capital deficit and an accumulated deficit incurred through March 31, 2010.  Management has established plans to begin generating revenues and decrease debt.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Eastern World Solutions cannot continue in existence.  Eastern World Solutions anticipates that it will need $25,000 to continue in existence for the following twelve months.  Eastern World Solutions expects to control its cash outflows based upon funds received.

NOTE 3 - SUBSEQUENT EVENTS

Eastern World Solutions Inc. has evaluated all events subsequent to March 31, 2010 and concluded that, other than the payment of $10,000 in legal fees related to becoming effective with the SEC on May 14, 2010, there are no other significant or material transactions to be reported through May 25, 2010.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, locate suppliers of products, and sell products to our customers.  We have spent nominal time designing the website.  We intend to retain the services of a website developer to create the website.  Accordingly, we must raise cash from sources other than operations.  Our only other source for cash at this time is investments by others in our company.  We must raise cash to implement our project and begin our operations.  Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months.  We will not begin operations until we raise money from our public offering.

To meet our need for cash we are attempting to raise money from our public offering.  We believe that we will be able to raise enough money through our public offering to maintain operations for twelve months, but we cannot guarantee that once we begin operations we will stay in business after twelve months.  If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.  At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.  If we raise the minimum amount of money from our public offering, it will last a year but with limited funds available to develop growth strategy.  If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy.

If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described above.  Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

Upon completion of our public offering, our specific goal is to profitably sell products on our Internet website to the public.  We intend to accomplish the foregoing by the following steps.

1.         Complete our public offering.  We believe that we will raise sufficient capital to begin our operations.  We believe this could take up to 270 days.  We will not begin operations until we have closed our public offering.  We intend to concentrate all of our efforts on raising as much capital as we can during this period.  After we complete our public offering, we intend to spend the funds as described in the Use of Proceeds section of our prospectus.

2.         After completing our public offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations.  Establishing our office will take approximately a week.  We have allocated $10,000 for the initial setup of the office.  We do not intend to hire employees unless we raise at least $100,000.  Our sole officer and director will handle our administrative duties.

3.         We have spent nominal time designing the website.  We plan to retain a website developer to create a state of the art website to promote our products.  We expect to spend $5,000 to $10,000 for the website which will include graphics and links from our site.  We intend to locate smaller, new manufacturers or distributors to offer their products on a more exclusive basis.

4.         Marketing and advertising will be focused on promoting our website and products.  The advertising campaign may also include the design and printing of various sales materials.  We intend to market our website through traditional sources such as advertising in magazines, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email.  Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 to $35,000.

5.         Once the website is fully functional and we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale, we intend to hire 1 or 2 part-time salesperson(s) to fill Internet orders from customers.

We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website.  This will happen once we negotiated agreements with one or two suppliers of products.

We will not be conducting any research.  We are not going to buy or sell any plant or significant equipment during the next twelve months.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  If we cease operations, we do not know what we will do and we do not have any plans to do anything.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are in a start-up stage operations and have not generated any revenues.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to locate and negotiate agreements with manufacturers or distributors to offer their products for sale to us at pricing that will enable us to establish and sell the products to our clientele at a profit.  We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on December 18, 2009 to March 31, 2010

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name “skiwear4you.com” and will commence upon completion of our public offering. Our loss since inception is $14,900 all of which is for legal fees, audit fees, filing fees and general office costs.  We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

Since inception, we sold 10,000,000 shares of common stock to our sole officer and director for $100.

Liquidity and capital resources

As of the date of our prospectus, we have yet to generate any revenues from our business operations.

We issued 10,000,000 shares of common stock pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  This was accounted for as a sale of common stock.

As of March 31, 2010, our total assets were $15,526 and our total liabilities were $30,326, comprising of $30,000 owning to Bradley Miller, our sole officer and director. As of March 31, 2010, we had cash of $15,526.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant, with no oversight by a professional with accounting expertise within the Company.  Our President does not possess accounting expertise and our company does not have an independent audit committee.  This weakness is due to the small size of the company and its limited resources, especially prior to its sale of shares through its public offering. With limited resources, we have had to keep administrative overhead costs as low as possible.  The board has to weigh on an ongoing basis, the benefit of adding additional accounting staff to increase the segregation of duties, versus the financial cost of doing so.  We expect to add accounting resources on a part-time basis, to balance the requirement for adequate financial reporting controls with our need to carefully conserve the company’s financial resources.  Accordingly, as of March 31, 2010, we believe our internal control over financial reporting is not effective.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 14, 2010, our Form S-1 registration statement (SEC file no. 333-164490) was declared effective by the SEC.  Pursuant to the S-1, we offered 1,500,000 shares minimum, 3,000,000 shares maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  As of the date of this report, we have not sold any shares of common stock.

ITEM 6.          EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 28th day of May, 2010.

EASTERN WORLD SOLUTIONS INC.
(Registrant)

BY:	BRADLEY MILLER
Bradley Miller
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.