Form 10-Q
period 2010-06-30
Eastern World Solutions Inc.
filed 2010-08-04
CIK 1481504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   333-164490

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
YES [   ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000  as of August 2, 2010.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$2,811	$20,005
Prepaid expenses	-	10,000
TOTAL ASSETS	$2,811	$30,005

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accrued expenses, related party	$1,420	$30
Related party note payable	30,000	30,000
TOTAL LIABILITIES	31,420	30,030

STOCKHOLDER'S DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
10,000,000 shares issued and outstanding	100	100
Common stock subscribed
Additional paid-in capital	-	-
Deficit accumulated during development stage	(28,709)	(125)
TOTAL STOCKHOLDER'S DEFICIT	(28,609)	(25)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$2,811	$30,005

See notes to the unaudited financial statements. F-1

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF EXPENSES
(Unaudited)

			From
	Three Months Ended	Six Months Ended	December 18, 2009 (Inception)
	June 30,	June 30,	to June 30,
	2010	2010	2010
EXPENSES
Legal and accounting	$12,755	26,755	26,755
Bank fees	40	85	180
Office expense	715	1,149	1,149
Total Expenses	13,510	27,989	28,084

LOSS FROM OPERATIONS	(13,510)	(27,989)	(28,084)

OTHER EXPENSE
Interest expense	(299)	(595)	(625)

NET LOSS	$(13,809)	$(28,584)	$(28,709)

BASIC AND DILUTED NET LOSS PER	$(0.00)	$(0.00)
COMMON SHARE

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,000,000	10,000,000

See notes to the unaudited financial statements.

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(Unaudited)
		From December 18,
	Six months ended	2009 (Inception)
	June 30,	through June 30,
	2010	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,584)	$(28,709)
Adjustments to reconcile net loss to net cash
used by operations:
Decrease in prepaid expenses	10,000
Increase in accrued interest, related parties	1,390	1,420
Net cash used by operating activities	(17,194)	(27,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	-	30,000
Proceeds from sales of stock	-	100
Net cash provided by financing activities	-	30,100

NET INCREASE (DECREASE) IN CASH	(17,194)	2,811

CASH - Beginning of period	20,005	-

CASH - End of period	$2,811	$2,811

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to the unaudited financial statements.

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited interim financial statements of Eastern World Solutions, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Eastern World Solutions’ Forms S-1 filed with SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form S-1 have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Eastern World Solutions had a working capital deficit and an accumulated deficit incurred through June 30, 2010.  Management has established plans to begin generating revenues and decrease debt.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about Eastern World Solutions’ ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Eastern World Solutions cannot continue in existence.  Eastern World Solutions anticipates that it will need $25,000 to continue in existence for the following twelve months.  Eastern World Solutions expects to control its cash outflows based upon funds received.

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

We are a start-up stage company. We are a company without revenues or operations; we have minimal assets and have incurred losses since inception.  We will be developing a website (www.skiwear4you.com) that will offer a variety of skiwear at retail prices which will be dropped shipped within two days of ordering.  Other than reserving the domain name, we have not taken possession nor begun construction of the website.  We will not developing the website further until we have completed our public offering of our common stock.  We have spent nominal time designing the website.  We intend to retain the services of a website developer to create the website.  We have not generated any revenues and the only operations we have engaged in is planning our website and the development of a business plan

As of December 31, 2009 our auditors have issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, locate suppliers of products, and sell products to our customers.  We have spent nominal time designing the website.  We intend to retain the services of a website developer to create the website.  Accordingly, we must raise cash from sources other than operations.  Our only other source for cash at this time is investments by others in our company.  We must raise cash to implement our project and begin our operations.  Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months.  We will not begin operations until we raise money from our public offering.

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

Results of operations

From Inception on December 18, 2009 to June 30, 2010

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name “skiwear4you.com” and will commence upon completion of our public offering. Our loss since inception is $28,709 all of which is for legal fees, audit fees, filing fees and general office costs.  We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

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

As of June 30, 2010, our total assets were $2,811 and our total liabilities were $31,420, comprising of $31,420 owning to Bradley Miller, our sole officer and director. As of June 30, 2010, we had cash of $2,811.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 4th day of August, 2010.

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