Form 10-Q
period 2010-09-30
Eastern World Solutions Inc.
filed 2010-11-01
CIK 1481504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   333-164490

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
YES [   ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 as of October 25, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$33,339	$20,005
Prepaid legal	-	10,000
TOTAL CURRENT ASSETS	$33,339	$30,005

TOTAL ASSETS	$33,339	$30,005

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,874	$30
Related party note payable	35,000	30,000
Common Stock Subscribed	29,000	-
TOTAL CURRENT LIABILITIES	65,874	30,030

STOCKHOLDER’S DEFICIT

Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
10,000,000 shares issued and outstanding	100	100
Common stock subscribed
Deficit accumulated during development stage	(32,635)	(125)

TOTAL STOCKHOLDER’S DEFICIT	(32,535)	(25)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$33,339	$30,005

See accompanying condensed notes to interim financial statements

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF EXPENSES
(Unaudited)

			From December 18,
	Three Months Ended	Nine Months Ended	2009 (Inception)
	September 30,	September 30,	to September 30,
	2010	2010	2010

EXPENSES
Legal and accounting	$2,396	$29,151	$29,151
Bank fees	76	161	256
Office expense	716	1,864	1,864
Travel	386	386	386
Total Expenses	3,574	31,562	31,657

LOSS FROM OPERATIONS	(3,574)	(31,562)	(31,657)

OTHER EXPENSE

Interest expense	(353)	(948)	(978)

NET LOSS	$(3,927)	$(32,510)	$(32,635)

BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,000,000	10,000,000

See accompanying condensed notes to interim financial statements

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(Unaudited)

		From December 18,
	Nine months ended	2009 (Inception)
	September 30,	to September 30,
	2010	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,510)	$(32,635)
Adjustments to reconcile net loss to net cash
used by operations:
(Increase) decrease in prepaid expenses	10,000	-
Increase (decrease) in accounts payable & accrued expenses	896	896
Increase (decrease) in accrued interest, related parties	948	978
Net cash used by operating activities	(20,666)	(30,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	5,000	35,000
Proceeds received from common stock subscribed	29,000	29,100
Net cash provided by financing activities	34,000	64,100

NET INCREASE IN CASH	13,334	33,339

CASH - Beginning of period	20,005	-

CASH - End of period	$33,339	$33,339

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited interim financial statements of Eastern World Solutions, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Eastern World Solutions’ Forms SB-2 filed with SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form S-1 have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Eastern World Solutions had a working capital deficit and an accumulated deficit incurred through September 30, 2010.  Management has established plans to begin generating revenues and decrease debt.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about Eastern World Solutions’ ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Eastern World Solutions cannot continue in existence.  Eastern World Solutions anticipates that it will need $25,000 to continue in existence for the following twelve months.  Eastern World Solutions expects to control its cash outflows based upon funds received.

NOTE 3 – COMMON STOCK AND COMMON STOCK SUBSCRIBED

During July and August of 2010 Eastern World Solutions sold 580,000 shares of common stock at $.05 per share for total proceeds of $29,000.  As of September 30, 2010, the common stock has not been issued. Under the stock subscription agreements, the cash will be refunded to investors if the Company cannot raise $75,000 in total and therefore has classified the cash received as restricted.  Currently management believes that it is probable that such amount will be raised.

NOTE 4 - RELATED PARTY TRANSACTIONS

On December 21, 2009, the CEO of the Company Bradley Miller loaned the company $30,000 at 4% interest and due on demand. This note is unsecured.

On August 5, 2010, the CEO of the Company Bradley Miller loaned the company $5,000 at 4% interest and due on demand. This note is unsecured.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations

From Inception on December 18, 2009 to September 30, 2010

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name “skiwear4you.com” and will commence upon completion of our public offering. Our loss since inception is $32,635 all of which is for legal fees, audit fees, filing fees and general office costs.  We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

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

As of September 30, 2010, our total assets were $33,339 and our total liabilities were $65,874, comprising of $35,000 owning to Bradley Miller, our sole officer and director. As of September 30, 2010, we had cash of $33,339.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 14, 2010, our Form S-1 registration statement (SEC file no. 333-164490) was declared effective by the SEC.  Pursuant to the S-1, we offered 1,500,000 shares minimum, 3,000,000 shares maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of the date of this report, we have sold 580,000 shares of common stock at $0.05 per share for total proceeds of $29,000.

ITEM 6.          EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 1st day of November, 2010.

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