Form 10-Q/A
period 2010-09-30
Eastern World Solutions Inc.
filed 2011-01-26
CIK 1481504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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
YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 as of October 25, 2010.

REASON FOR AMENDMENT

This amendment is being filed to reflect we are a Shell Company.

PART II. - OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 26th day of January, 2010.

EASTERN WORLD SOLUTIONS INC.
(the "Registrant")

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