Form 10-K
period 2010-12-31
Eastern World Solutions Inc.
filed 2011-02-15
CIK 1481504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File Number:   333-164490

EASTERN WORLD SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Level 19, Two IFC
8 Finance Street
Central, Hong Kong
(Address of principal executive offices, including zip code.)

011 852 3101 7428
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2010: $0.00.

At January 26, 2011, 11,500,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

We were incorporated in the State of Nevada on December 18, 2009. We will develop a website (www.skiwear4you.com) that will offer skiwear at retail prices to customers ordering online. Other than reserving the domain name, we have not taken possession nor begun construction of the website.  We will not develop the website further until we have completed our public offering of our common stock. We have spent nominal time designing the website.  We intend to retain the services of a website developer to create the website. We have not generated any revenues and the only operations we have engaged in is planning our website and the development of a business plan.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause its plans to change.

We have not begun operations but expect to by April 20th as we completed our offering on December 20, 2010.  Our plan of operation is forward looking and there is no assurance that we will ever begin operations.  Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

Merchandising

We will target the competitive and recreational skiing customers with a full-line product of skiwear offering a wide variety of price points. We offer a product mix that includes inexpensive, medium priced, high priced and professional skiwear. We believe we offer consistent value to consumers by offering distinctive merchandise offered by well-known brand named skiwear such as Spyder, North Face, Columbia, Marmot, and Patagonia. We will offer more types of skiwear that could be purchased at any sporting goods store.

We will experience seasonal fluctuations in our sales with higher sales in the fall, tapering off during the winter and being at the lowest level in the spring and summer quarters.

Skiwear clothing ranges in price from about $1,000 for an 8000 meter insulated suit to about $10 for novice ski gloves.

Website

We have spent nominal time designing the website.  We intend to retain the services of a website developer to create the website.  We intend to create and maintain a website which will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hotmetal/miva script, shopping cart, secure transactions signio support, cybercash support and macromedia flash.  The foregoing will allow us to make retail sales of clothing products, promote our products in an effective manner, and communicate with our customers online.

The website is intended to be a destination site for retail buyers of skiwear allowing them to select from the virtual universe of skiwear available to amateurs and professionals alike.  We hope the site will become a “one-stop shopping” destination for purchasing skiwear and we believe that the site will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced skiwear.  We intend to continually source out and negotiate strategic relationships with individual suppliers and manufacturers to offer their products on our website.  We intend to negotiate favorable pricing from the manufacturers in exchange for offering them direct access to the database of potential buyers that we intend to develop and maintain through our marketing program.

Database

We intend to develop and maintain a database of all customers and suppliers.  It will include the customer’s name, address, telephone number, item purchased and additional information we hope to obtain through the use of a questionnaire.  The size of the questionnaire is dependent upon how much we raise.  The questionnaire will ask questions related to the customer’s skiing experience.  The more information that we can obtain from a customer, the more we can know the customer and the more information we will have in order adjust our marketing and sales programs.  The cost of the data base is relative to the amount of information we acquire and our ability to analyze the information.  The same applies to the suppliers.  Suppliers will be interested in the feedback we receive from our customers.  It should give suppliers feedback on their merchandise.

We also believe that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful.

Other than investigating potential technologies in support of our business purpose, we have had no material business operations since inception in December 2009.  At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based retailer focused on the distribution of skiwear.

The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Convenient Shopping Experience

Our online store will provide customers with an easy-to-use website. The website will be available 24 hours a day, seven days a week and will be reached from the shopper's home or office. Our online store will enable us to deliver a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores.  We also intend to make the shopping experience convenient by categorizing our products into easy-to-shop departments.

Customer Service

We intend to provide a customer service department via email where consumers can resolve order and product questions. Furthermore, we will insure consumer satisfaction by offering a money back guarantee.  The return policy is subject to the skiwear glove not being used or oiled.

Online Retail Store

We intend to design our Internet store to be a place for individual consumers to purchase our line of products.

Shopping at our Online Store

Our online store will be located at www.skiwear4you.com.  We believe that the sale of ski clothing on the Internet can offer attractive benefits to consumers.  These include enhanced selection, convenience, quality, ease-of-use, depth of content and information and competitive pricing.  Key features of our online store will include:

Browsing

Our online store will offer consumers several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection.  By clicking on a category names, the consumer will move directly to the home page of the desired category and can view promotions and featured products.

Selecting a Product and Checking Out

To purchase products, consumers will simply click on the “add to cart” button to add products to their virtual shopping cart. Consumers will be able to add and subtract products from their shopping cart as they browse around our online store prior to making a final purchase decision, just as in a physical store.  To execute orders, consumers click on the “checkout” button and, depending upon whether the consumer has previously shopped at our online store, are prompted to supply shipping details online. We will also offer consumers a variety of wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the “submit” button, consumers will be shown  their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.

Paying

To pay for orders, a consumer must use a credit card, which is authorized during the checkout process.  Charges are assessed against the card when the order is placed.  Our online store will use a security technology that works with the most common Internet.  We will be using 128-bit encoding encryption required by the U.S. for transactions occurring over the Internet.  As mentioned previously, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction.

We intend to pass on to our customers any warranties that suppliers make to us.  If we have a warranty from a manufacture and a customer returns products to us as a result of defects in the product, we will forward the product to the manufacture for repair or replacement under the manufacturer’s warranty to us.  If there is no warranty from the manufacturer to us or if the warranty flows directly to the customer, we will return the product to the customer with advice that there is no warranty protection or that the customer should return the product directly to the manufacturer.

Source of Products

We intend to purchase products from manufacturers and distributors of skiwear, primarily in China with the idea of promoting the sale there initially in Central and Eastern Europe where skiwear has become as popular is it is in the United States.  A portion of the purchase price, between 40% and 70%, depending on the prices we negotiate with the manufacturer, is used to acquire the product from the manufacturer or distributor.  Mark-ups on new products will range from 15% to 200%.  The mark-up will be comparable with our competitors.  We will take each product on a case-by-case basis. The product will be shipped directly from the manufacturer to the customer, thereby eliminating the need for storage space or packaging facilities.

We intend to source out and negotiate with manufacturers and distributors to offer their products for sale on our website either directly or via a direct link to their websites.  In addition, we intend to locate and negotiate relationships with some manufacturers and distributors to offer their skiwear on a more exclusive basis, such as skiwear that are pre-broken in and made from softer material such as deerskin.  We have indentified three potential suppliers however we have not entered into any agreements with the suppliers until such time as we successfully complete our public offering.  We have not requested any agreements because if we do not complete this public offering we will not be starting our operations.  We anticipate that terms of the agreements with the suppliers will be very simple.  The supplier will be paid by us prior to shipment.  We will not order any products unless our customer has paid us in full prior to placing our order with the supplier.  We will require our customer to pay us before we pay the supplier.  We will place the order and direct the supplier to ship directly to the customer.  The cost of insurance and shipping will be included in the price we pay the supplier for the product.  Based upon our cost, we will mark up the cost to the customer.  Bradley Miller, our CEO and sole director identified these suppliers.  Mr. Miller resides in Tulsa, Oklahoma but has knowledge of skiwear and marketing in Europe and China.

Revenue

We intend to generate revenue from four sources on the website:

-
Revenues will be generated from the direct sale of products to customers.  We will order products on behalf of our customers directly from our suppliers.  At the time we are receiving an order from a customer, we will order the product from the supplier.  That way we avoid having to carry any inventory that can be costly and become obsolete.  We would earn revenue based on the difference between our negotiated price for the product with our suppliers and the price that the customer pays;

-
Revenues will be generated by fees received for sales that originate from our website and are linked to those manufacturers that we will negotiate relationships with.  Our customers would link to the manufacturer’s website directly from our site and we would be paid a fee for directing the traffic that results in sales;

-	We plan to offer banner advertising on our website for all sporting goods suppliers and manufacturers; and,

-
Finally, we plan to earn revenues for special promotions to enable manufacturers to launch new products - we would sell “premium shelf space” on our website.  Premium shelf space will be eye appealing advertising space which will appear on the initial webpage of our Internet site.

We also intend to develop and launch an advertising campaign to introduce our website to potential customers.

Competition

The retail market for sporting goods, which includes the sale of skiwear, is highly competitive. In general, competition tends to fall into the following five basic categories:

Sporting Goods Superstores.  Stores in this category typically are larger than 35,000 square feet and tend to be free-standing locations. These stores emphasize high volume sales and a large number of stock-keeping units. Examples include Academy Sports & Outdoors, Dick’s Sporting Goods, Joe’s Sports & Outdoor, The Sports Authority and Sport Chalet.

Traditional Sporting Goods Stores.  This category consists of traditional sporting goods chains, including us. These stores range in size from 5,000 to 20,000 square feet and are frequently located in regional malls and multi-store shopping centers. The traditional chains typically carry a varied assortment of merchandise and attempt to position themselves as convenient neighborhood stores. Sporting goods retailers operating stores within this category include Hibbett Sports and Modell’s.

Specialty Sporting Goods Stores.  Specialty sporting goods retailers are stores that typically carry a wide assortment of one specific product category, such as athletic shoes, golf, or outdoor equipment. Examples of these retailers include Bass Pro Shops, Foot Locker, Gander Mountain, Golfsmith and REI. This category also includes pro shops that often are single-store operations.

Mass Merchandisers.  This category includes discount retailers such as Kmart, Target and Wal-Mart and department stores such as JC Penney, Kohl’s and Sears. These stores range in size from approximately 50,000 to 200,000 square feet and are primarily located in regional malls, shopping centers or on free-standing sites. Sporting goods merchandise and apparel represent a small portion of the total merchandise in these stores and the selection is often more limited than in other sporting goods retailers.

Catalog and Internet-based Retailers.  This category consists of numerous retailers that sell a broad array of new and used sporting goods products via catalogs or the Internet.  We fall into this category.

Our operations to date have been incorporating the company, preparation of our business plan, hiring an attorney to assist with the preparation of our registration statement, hiring an accountant, retaining an auditor, and preparing and filing our registration statement with the Securities and Exchange Commission and raising capital from our offering that completed on December 20h, 2010.  We now believe we will be able to compete successfully with each of the competitors discussed above by focusing on what we believe are the primary factors of competition in the skiwear industry.  These factors include experienced and knowledgeable personnel; customer service; breadth, depth, price and quality of merchandise offered; and, advertising; effective sales techniques.

Our principal immediate competitors are www.skis.com; www.goski.com; www.usoutdoorstore.com; and www.rei.com.

Marketing

We intend to market our website primarily in Europe and in the United States through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers.  We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites.

Vendor Relationships

We hope to develop a strong relationship with our vendors.  As of date of this report, we have not developed any vendor relationships but intend to do so within a few months.  There is no assurance however that we will develop any vendor relationships

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us, which could cause us to cease operations.

Employees; Identification of Certain Significant Employees.

We are a development stage company and currently have no employees, other than our CEO and our Corporate Secretary.  We intend to hire additional employees on an as needed basis.

Offices

Our principal executive office is located at Level 19, Two IFC 8 Finance Street, Central, Hong Kong. Our telephone number is 852 3101 7428 and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701.  Our office is located in Central, Hong Kong, a business district of Hong Kong Island, in offices occupied by several companies.  As at January 2010, we will incur a monthly cost of approximately $230.  The office space is currently adequate for our needs.  If we grow and more space is required, we intend to move our operations or rent additional space to supplement our existing facility.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce.  However, the Internet is increasingly popular.  As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet.  These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.  Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.  The Federal

Trade Commission had also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties.  We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters.  The vast majority of such laws were adopted prior to the advent of the Internet.  As a result, they do not contemplate or address the unique issues of the Internet and related technologies.  Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because our products are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country.  We are qualified to do business only in Nevada.  Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties.  It could also hamper our ability to enforce contracts in such jurisdictions.  Currently, we are qualified to do business in Nevada and will be qualified to do business in Hong Kong prior to commencing operations.  Other than Nevada and Hong Kong, we do not believe we will have to qualify to do business in any other jurisdiction.

In Nevada, we are required to pay an annual fee to the Nevada Secretary of State of $165.  Nevada has no corporate income taxes.  That is why it is so attractive to do business there.

Other than the foregoing, no governmental approval is needed for the sale of our products in the United States or the State of Nevada.

Every foreign corporation doing business in Hong Kong must register as a foreign company under Part XI of the Companies Ordinance (Cap. 32) and within 30 days of beginning operation registers the business under the provisions of Business Registrations Ordinance (Cap. 310).  The total cost of the registration is approximately $250 which will be paid from working capital following the completion of this public offering.

Income tax in Hong Kong is called a “profit tax”.  We will be subject to the profit tax of approximately 16% and is predicated on gross profits.

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

None.

ITEM 3.          LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

There are 51 holders of record for our common stock.  There are a total of 10,000,000 shares of restricted common stock outstanding issued to Bradley Miller, our president and sole director.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of Our Public Offering

    On May 14, 2010, our Form S-1 registration statement (SEC file no. 333-164490) was declared effective by the SEC.  Pursuant to the S-1, we offered 1,500,000 shares minimum, 3,000,000 shares maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  We completed our public offering on December 20, 2010 and sold 1,500,000 shares of common stock at $0.05 per share for total proceeds of $75,000.  Since completing our public offering, we have used the proceeds as follows:

Website development	$0
Database	$0
Marketing and advertising	$0
Establishing an office	$2,419
Salaries	$0
Working capital	$34,578
TOTAL	$36,997

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

    We are a start-up stage company. We are a company without revenues or operations; we have minimal assets and have incurred losses since inception.  We will be developing a website (www.skiwear4you.com) that will offer a variety of skiwear at retail prices which will be dropped shipped within two days of ordering.  Other than reserving the domain name, we have not taken possession nor begun construction of the website.  We have spent nominal time designing the website.  We intend to retain the services of a website developer to create the website.  We have not generated any revenues and the only operations we have engaged in is planning our website and the development of a business plan.

As of December 31, 2010 our auditors have issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, locate suppliers of products, and sell products to our customers.  We have spent nominal time designing the website.  We intend to retain the services of a website developer to create the website.  Accordingly, we must raise cash from sources other than operations.  Our only other source for cash at this time is investments by others in our company.  We must raise cash to implement our project and begin our operations.  Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months.  We will not begin operations until we raise money from our public offering.

To meet our need for cash, we raised money from our public offering.  We raised enough money through our public offering to maintain operations for twelve months, but we cannot guarantee that once we begin operations we will stay in business after twelve months.  If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.  At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Since we raised less than the maximum amount, we may need more money we will have to revert to obtaining additional money as described above.  Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

Our specific goal is to profitably sell products on our Internet website to the public.  We intend to accomplish the foregoing by the following steps.

1.	We completed our public offering which occurred on December 20, 2010. Now that we have completed it, we intend to spend the funds as described in the Use of Proceeds section of our prospectus.

2.
Now that our offering is complete we intend to acquire the equipment and suppliers we need to begin operations.  Our office has been established.  Our officers and sole director will handle our administrative duties.

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

Results of operations

From Inception on December 18, 2009 to December 31, 2010

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name “skiwear4you.com” and will commence upon completion of our public offering. Our loss since inception is $38,348 all of which is for legal fees, audit fees, filing fees and general office costs.  We have not started our proposed business operations. We expect to begin operations 120 days after we complete our public offering, which would be on or around April 20, 2011

At inception, we sold 10,000,000 common shares to our officer and sole director for $100.  On December 20, 2010, we completed our public offering and sold 1,500,000 shares of common stock at $0.05 per share for total proceeds of $75,000.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 10,000,000 shares of common stock pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.  This was accounted for as a sale of common stock.

On December 20, 2010, we sold 1,500,000 common shares pursuant to our public offering and raised $75,000.

As of December 31, 2010, our total assets were $39,554 and our total liabilities were $2,802.  As of December 31, 2010, we had cash of $38,004.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EASTERN WORLD SOLUTIONS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors
Eastern World Solutions, Inc.
(Development Stage Company)
Tulsa, Oklahoma

We have audited the accompanying balance sheets of Eastern World Solutions, Inc. (a development stage company) as of December 31, 2010 and 2009 and the related statements of expenses, stockholders' equity (deficit), and cash flows for the years then ended and for the period from inception (December 18, 2009) through December 31, 2009. These financial statements are the responsibility of Eastern World Solutions, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern World Solutions, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years the ended and for the period from inception to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Eastern World Solutions, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Eastern World Solutions, Inc. has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

MALONEBAILEY, LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, TX
February 7, 2011

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET

	December 31	December 31
ASSETS	2010	2009

CURRENT ASSETS
Cash	$38,004	$20,005
Prepaid legal expenses	-	10,000
Accounts receivable	1,550	-
TOTAL CURRENT ASSETS	39,554	30,005

TOTAL ASSETS	$39,554	$30,005

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,802	$30
Related party payable	-	30,000
TOTAL CURRENT LIABILITIES	2,802	30,030

STOCKHOLDER'S EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
11,500,000 and 10,000,000 shares issued and outstanding as of
December 31, 2010 and 2009 respectively	115	100
Additional paid-in capital	74,985	-
Accumulated deficit	(38,348)	(125)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	36,752	(25)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$39,554	$30,005

The accompanying notes are an integral part of these financial statements.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS

	From December 18,	For The	For The
	2009 (Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2010	2010	2009

EXPENSES
Legal and accounting	$32,834	$32,834	$-
Bank fees	321	226	95
Travel	510	510	-
State filing fees	772	772	-
Management contracts	-	-	-
Office expense	2,592	2,592	-
Total Expenses	37,029	36,934	95

LOSS FROM OPERATIONS	(37,029)	(36,934)	(95)

OTHER (EXPENSE)
Interest expense	(1,319)	(1,289)	(30)

NET LOSS	$(38,348)	$(38,223)	$(125)

BASIC AND DILUTED NET LOSS PER SHARE	NA	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	NA	59,772,727	10,000,000

The accompanying notes are an integral part of these financial statements.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity

Balance, December 18, 2009	-	$-	$-	$-	$-

Common Stock issued in private placement
for cash at $.00001 per share	10,000,000	100	-	-	100

Net Loss for the period ended December 31, 2009				(125)	(125)
Balance, December 31, 2009	10,000,000	100	-	(125)	(25)

Common stock issued in placement
for cash at $0.05	1,500,000	15	74,985	-	75,000
		-
Net loss for the year ended December 31, 2010				(38,223)	(38,223)

Balance, December 31, 2010	11,500,000	$115	$74,985	$(38,348)	$36,752

The accompanying notes are an integral part of these financial statements.
F-4

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS

	From December 18,	For The	For The
	2009 (Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2010	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,348)	$(38,223)	$(125)
Adjustments to reconcile net loss to net cash
used by operations:
Increase (decrease) in prepaid expenses and other current assets	-	10,000	(10,000)
Increase (decrease) in accrued expenses, related parties	2,802	2,772	30
Decrease (increase) in accounts receivable	(1,550)	(1,550)	-
Net cash used by operating activities	(37,096)	(27,001)	(10,095)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	35,000	5,000	30,000
Proceeds from sales of stock	75,100	75,000	100
Principal payments on related party debt	(35,000)	(35,000)
Net cash provided by financing activities	75,100	45,000	30,100

NET INCREASE IN CASH	38,004	17,999	20,005

CASH - Beginning of period	-	20,005	-

CASH - End of period	$38,004	$38,004	$20,005

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Eastern World Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Eastern World Solutions Inc. (the “Company”) was incorporated on December 18, 2009 in Nevada. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standard ASC 915-15 Accounting and Reporting by Development Stage Enterprises.  The Company completed an offering on December 20, 2010 in order to begin operations that will include an office, a website, and business development activities focused on developing business ties with international skiwear distributors and manufacturers.

The principal business of the Company is planned to be a relationship-based import/export of outdoor wear, skiwear and consumer goods in Asia, Europe and the United States.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  While it is believed that such estimates are reasonable, actual results could differ significantly from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Loss Per Share
Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Income Taxes
The company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Fair Value of Financial Instruments
The company’s financial instruments consist mainly of cash and cash equivalents, accrued expenses and notes payable.  The carrying amounts of the company’s cash and cash equivalents, accrued expenses and notes payable approximate fair value due to the short-term nature of these instruments.

Accounting Pronouncements
The company does not believe the adoption of recently issued accounting pronouncements will have an impact on the company’s financial position, results of operations, or cash flows.

Eastern World Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 2 – GOING CONCERN

The Company has incurred a net loss, has a negative working capital and has negative cash flows from operations.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To address the Company’s financial situation, management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Management estimates it will require $25,000 to continue operations and increase development for the next fiscal year.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

NOTE 3 – CAPITAL STOCK

In its initial capitalization on December 21, 2009, the Company sold 10,000,000 common shares for $100 cash to its founder.

On December 20th the Company sold 1,500,000 common shares in S-1 offering for $75,000 cash.

NOTE 4 - RELATED PARTY TRANSACTIONS

On December 21, 2009, the CEO of the Company Bradley Miller loaned the company $30,000 at 4% interest and due on demand.  This note is unsecured.

On August 5, 2010, the CEO of the Company Bradley Miller loaned the company $5,000 at 4% interest and due on demand.  This note is unsecured.

On December 28, 2010, the Company repaid both outstanding notes to Bradley Miller.  The accumulated interest was not paid and has been accrued for.

NOTE 5 – INCOME TAX

Eastern World Solutions has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2010, Eastern World Solutions had net operating losses of $38,348 which expire in 2029.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2010, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and director

Our officers and sole director will serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until his or his successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and director are set forth below:

Name and Address	Age	Position(s)
Bradley Miller	42	president, principal executive officer, treasurer,
1716 South Gary Avenue		principal financial officer, principal accounting
Tulsa, OK 74104		officer and member of the board of directors

Nicole M. Stacy	27	secretary
3330 East 36th Street, Apt. 18
Tulsa, OK

The people named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of our officers and director

Bradley Miller

Since our inception on December 18, 2009, Bradley Miller has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors.  Mr. Miller owns 87% of the outstanding shares of our common stock.  As such, he unilaterally decided that he was going to be our sole officer and director through December 2010.  His decision did not in any manner relate to his previous employments.  His previous experience, qualifications, attributes or skills were not considered when he appointed himself as our officer and director.

Bradley Miller is the founder and president of Venditio Corp., incorporated originally as an international entertainment distribution company with ties to Asia and Latin America.  Venditio was founded in 2002.  Venditio Corp. currently is a wholesale distributor of PC games.  It plans to expand to the wholesale distribution of auto parts to Asia, but has not yet implemented the expansion.  Mr. Miller is responsible for managing vendor and customer relationships, website construction, marketing, accounting, and inventory management. Mr. Miller is the founder and former CEO of Sino Charter, Inc. (now VLOV, Inc.).  While at Sino Charter, in addition to his duties as president, Mr. Miller was responsible for vendor and potential customer relationships, website construction, and accounting.  Other than VLOV, Inc., Mr. Miller has had no other prior history with shell companies.  Prior to forming Venditio Corp., Mr. Miller was business development director for Payments Group in Hong Kong and also held management positions at MCI Worldcom and Wiltel Communications.  At MCI Worldcom, Mr. Miller was a project manager for billing systems development.  His specific responsibilities were to hold project coordination meetings, producing progress reports, coordinating communications between analysts and developers and assisting with business requirements and use case development.  While at Wiltel Communications, Mr. Miller was project manager for billing system development.  Specific responsibilities were to hold project coordination meetings, produce progress reports, coordinate communication between analysts and developers, assist with business requirements and use case development.

Throughout the late 1980s and 1990s, he held management positions within the aircraft industry including Mid-States Aircraft, U.S. Airparts, and Precision Hose Technologies.  At Mid-States Aircraft, Mr. Miller was responsible for taking apart aircraft engines.  At U.S. Airparts, Mr. Miller was an outside sales representative responsible for customer relationships, order taking, and providing customers with pricing and product information.  At Precision Hose Technologies, Mr. Miller was responsible for building hose kit assemblies using pre-manufactured stratoflex hoses.

Nicole M. Stacy

Nicole Stacy become Secretary in December of 2010 and has over 100 college hours of education from Oklahoma State University in fashion merchandising and general business.  She has also traveled to Asia and is familiar with the culture and fashion events.  Before joining Eastern World Solutions she worked as a retail associate at Pac Sun, women’s and men clothing.  From 2008 to 2010 Ms. Stacy worked as a retail associate at Aldo’s shoes and accessories.  From 2002 until 2008 Ms. Stacy was a student at Oklahoma State University.

None of the companies referred to above are parents, subsidiary corporations or other affiliates of Eastern World Solutions Inc.

During the past ten years, Mr. Miller and Ms. Stacy have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that our sole officer and director will devote time to projects that do not involve us.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 to this report.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.        EXECUTIVE COMPENSATION.

    The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2010 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bradley Miller	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Nicole M. Stacy	2010	0	0	0	0	0	0	0	0
Secretary	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.  The following table sets forth compensation paid to our sole director from inception on December 18, 2009 to our year end on December 31, 2010.  Since that time we have not paid any compensation to Mr. Miller either as an executive officer or as a director.

Director’s Compensation Table
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Bradley Miller	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner [1]	Shares	Ownership
Bradley Miller	11,500,000	86.95%
1716 S. Gary Ave
Tulsa, OK 74104

[1]
The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Miller is the only “promoter” of our Company.

Future sales by existing stockholders

A total of 10,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold by affiliates, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition, provided the Company was not a shell company when the shares were issued or prior thereto.  A shell company is a corporation with no or nominal assets or its assets consist solely of cash and no or nominal operations.  Accordingly, Mr. Miller, our sole shareholder, may not resell his shares under Rule 144 of the Act for a period on one year from the date we are no longer a shell company and we have filed a Form 8-K with the SEC and disclosed the information required by Item 5.06 thereof.

Shares purchased in this offering will be immediately resalable. The resale of shares could have a depressive effect on the market price should a market develop for our common stock.  There is no assurance a market will ever develop for our common stock.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There is one holder of record for our common stock. The record holder is our sole officer and director, who owns 10,000,000 restricted shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On December 18, 2009, we issued a total of 10,000,000 shares of restricted common stock to Bradley Miller, our sole officer and director in consideration of $100.

Mr. Miller is our only promoter.  Mr. Miller has not received anything of value, directly or indirectly, from us other than:  10,000,000 restricted shares of common stock for which he paid $100 and promissory notes he received from us in consideration of loaning us $35,000, which were repaid in December 2010.  Currently, there are no plans to deliver anything of value to Mr. Miller in the future.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$7,900	MaloneBailey, LLP
2009	$5,200	MaloneBailey, LLP

(2) Audit-Related Fees

None.

(3) Tax Fees

None.

(4) All Other Fees

None.

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/25/10	3.1

3.2	Bylaws.	S-1	1/25/10	3.2

4.1	Specimen Stock Certificate.	S-1	1/25/10	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2011.

EASTERN WORLD SOLUTIONS INC.
(Registrant)

BY:	BRADLEY MILLER
Bradley Miller
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

BRADLEY MILLER	President, Principal Executive Officer, Principal	February 14, 2011
Bradley Miller	Financial Officer, Principal Accounting Officer,
Treasurer and sole member of the Board of
Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/25/10	3.1

3.2	Bylaws.	S-1	1/25/10	3.2

4.1	Specimen Stock Certificate.	S-1	1/25/10	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X