Form 10-Q
period 2011-03-31
Eastern World Solutions Inc.
filed 2011-05-06
CIK 1481504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-54277

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,500,000 as of May 5, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$27,283	$38,004
Accounts Receivable	-	1,550
TOTAL CURRENT ASSETS	27,283	39,554

TOTAL ASSETS	$27,283	$39,554

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	3,962	2,802
TOTAL CURRENT LIABILITIES	3,962	2,802

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
11,500,000 shares issued and outstanding	115	115
Additional paid-in capital	74,985	74,985
Deficit Accumulated during the Development Stage	(51,779)	(38,348)
TOTAL STOCKHOLDERS' EQUITY	23,321	36,752

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,283	$39,554

See accompanying condensed notes to interim financial statements.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(Unaudited)

			From
			December 18,
	Three Months	Three Months	2009
	Ended	Ended	(Inception)
	March 31	March 31	to March 31,
	2011	2010	2011

EXPENSES
Legal and accounting	10,842	14,000	43,676
Travel	1,463	-	1,973
State filing fees	-	-	772
Bank fees	221	45	542
Office expense	905	434	3,497
Total Expenses	13,431	14,479	50,460

LOSS FROM OPERATIONS	(13,431)	(14,479)	(50,460)

OTHER INCOME (EXPENSE)
Interest expense	-	(296)	(1,319)
Total Other Income (Expense)	-	(296)	(1,319)

LOSS BEFORE TAXES	(13,431)	(14,775)	(51,779)

INCOME TAX EXPENSE	-	-

NET LOSS	$(13,431)	$(14,775)	$(51,779)

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	11,500,000	10,000,000	11,500,000

See accompanying condensed notes to interim financial statements.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			December 18,
	Three Months	Three Months	2009
	Ended	Ended	(Inception)
	March 31	March 31	to March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,431)	$(14,775)	$(51,779)
Adjustments to reconcile net loss to net cash
used by operations:
Increase in accrued interest, related party	-	296	2,802
Decrease in accounts receivable	1,550	-	-
Decrease in prepaid expenses	-	10,000	-
Increase in accounts payable and accrued expenses	1,160	-	1,160
Net cash used by operating activities	(10,721)	(4,479)	(47,817)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related party		-	35,000
Proceeds from sale of stock			75,100
Principal payments on related party debt			(35,000)
Net cash provided by financing activities	-	-	75,100

NET INCREASE FOR PERIOD	(10,721)	(4,479)	27,283

CASH at Beginning of period	38,004	20,005

CASH - End of period	$27,283	$15,526	$27,283

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim financial statements.

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited interim financial statements of Eastern World Solutions, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Eastern World Solutions’ Forms S-1 filed with SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Eastern World Solutions had a negative operating cash flow and an accumulated deficit incurred through March 31, 2011.  Management has established plans to begin generating revenues and decrease debt.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about Eastern World Solutions’ ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Eastern World Solutions cannot continue in existence.  Eastern World Solutions anticipates that it will need $25,000 to continue in existence for the following twelve months.  Eastern World Solutions expects to control its cash outflows based upon funds received.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of operations

From Inception on December 18, 2009 to March 31, 2011

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name “skiwear4you.com” and will commence upon completion of our public offering. Our loss since inception is $51,779 all of which is for legal fees, audit fees, filing fees and general office costs.  We have not started our proposed business operations. We expected to begin operations 120 days after we complete our public offering, which would have been on or around April 20, 2011, however, as of the date of this report we have not began operations and are not sure when we will.

At inception, we sold 10,000,000 common shares to our officer and sole director for $100.  On December 20, 2010, we completed our public offering and sold 1,500,000 shares of common stock at $0.05 per share for total proceeds of $75,000.

For the three months ended March 31, 2011 as compared to March 31, 2010

During the first quarter of 2011, we had a loss of $13,431 versus a loss of $14,775 in the first quarter of 2010.  The smaller loss was due to a decrease in legal expense partially offset by an increase in travel expense, an increase in office expense and a small increase in bank fees.  Other than these expenses to execute our business plan, no other additional expenses were incurred in the first quarter of 2011.

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

As of March 31, 2011, our total assets were $27, 283 and our total liabilities were $3,962.  As of March 31, 2011, we had cash of $27,283.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Website development	$0
Database	$0
Marketing and advertising	$0
Establishing an office	$3,324
Salaries	$0
Working capital	$44,392
TOTAL	$47,717

ITEM 6.          EXHIBITS

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/25/10	3.1

3.2	Bylaws.	S-1	1/25/10	3.2

4.1	Specimen Stock Certificate.	S-1	1/25/10	4.1

14.1	Code of Ethics.	10-K	2/15/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	2/15/11	99.2

99.2	Disclosure Committee Charter.	10-K	2/15/11	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 5th day of May, 2011.

EASTERN WORLD SOLUTIONS INC.
(the “Registrant”)

BY:	BRADLEY MILLER
Bradley Miller
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/25/10	3.1

3.2	Bylaws.	S-1	1/25/10	3.2

4.1	Specimen Stock Certificate.	S-1	1/25/10	4.1

14.1	Code of Ethics.	10-K	2/15/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	2/15/11	99.2

99.2	Disclosure Committee Charter.	10-K	2/15/11	99.3