Form 10-Q
period 2011-06-30
Eastern World Solutions Inc.
filed 2011-07-28
CIK 1481504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-54277

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,500,000 as of July 19, 2011.

TABLE OF CONTENTS

		Page

PART I.

Item 1.	Financial Statements.	2

	Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	F-1

Statements of Operations for the three months ended June 30, 2011 (Unaudited) and June 30, 2010 (Unaudited), and six months ended June 30, 2011 (Unaudited) and June 30, 2010 (Unaudited), and for the period from inception to June 30, 2011 (Unaudited)
		F-2
	Statements of Cash Flows for the six months ended June 30, 2011 (Unaudited) and June 30, 2010 (Unaudited), and for the period from inception to June 30, 2011 (Unaudited)	F-3
	Notes to Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

Item 4.	Controls and Procedures.	10

	PART II.

Item 1A.	Risk Factors.	10

Item 2.	Changes in Securities and Use of Proceeds.	10

Item 6.	Exhibits.	11

Signatures		12

Exhibit Index		13

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$20,739	$38,004
Accounts Receivable	-	1,550

TOTAL CURRENT ASSETS	20,739	39,554

TOTAL ASSETS	$20,739	$39,554

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	2,116	2,802
Notes Payable	-	-

TOTAL CURRENT LIABILITIES	2,116	2,802

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized, 11,500,000 shares issued and outstanding	115	115
Additional paid-in capital	74,985	74,985
Deficit Accumulated during the Development Stage	(56,477)	(38,348)

TOTAL STOCKHOLDERS' EQUITY	18,623	36,752

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,739	$39,554

See accompanying condensed notes to interim financial statements.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(Unaudited)

										From
		Three Months		Three Months		Six Months		Six Months		December 18
		Ended		Ended		Ended		Ended		2009 (Inception)
		June 30		June 30		June 30		June 30		to June 30,
		2011		2010		2011		2010		2011

REVENUES		$-		$-		$-		$-		$-

EXPENSES
Legal and accounting		2,843		12,755		13,684		26,755		46,518
Travel		200		-		1,663		-		2,173
State filing fees		-		-		550		-		1,322
Bank fees		113		40		333		85		654
Office expense		1,543		715		1,899		1,149		4,491
Total Expenses		4,699		13,510		18,129		27,989		55,158

LOSS FROM OPERATIONS		(4,699)		(13,510)		(18,129)		(27,989)		(55,158)

OTHER INCOME (EXPENSE)
Interest expense		-		(299)		-		(595)		(1,319)
Total Other Income (Expense)		-		(299)		-		(595)		(1,319)

LOSS BEFORE TAXES		(4,699)		(13,809)		(18,129)		(28,584)		(56,477)

INCOME TAX EXPENSE		-		-		-		-

NET LOSS		$(4,699)		$(13,809)		$(18,129)		$(28,584)		$(56,477)

BASIC AND DILUTED NET LOSS PER SHARE	$	nil	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		11,500,000		10,000,000		11,500,000		10,000,000		11,500,000

See accompanying condensed notes to interim financial statements.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			December 18
	Six Months	Six Months	2009
	Ended	Ended	(Inception)
	June 30	June 30	to June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,129)	$(28,584)	$(56,477)
Adjustments to reconcile net loss to net cash
used by operations:
Increase in accrued interest, related party	-	595	1,319
Decrease in accounts receivable	1,550	-	-
Decrease in prepaid expenses	-	10,000	-
Increase in accounts payable and accrued expenses	(686)	795	797
Net cash used by operating activities	(17,265)	(17,194)	(54,361)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related party		-	35,000
Proceeds from sale of stock			75,100
Principal payments on related party debt			(35,000)
Net cash provided by financing activities	-	-	75,100

NET INCREASE FOR PERIOD	(17,265)	(17,194)	20,739

CASH at Beginning of period	38,004	20,005	-

CASH - End of period	$20,739	$2,811	$20,739

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim financial statements.

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Eastern World Solutions had a working capital deficit and an accumulated deficit incurred through June 30, 2011.  Management has established plans to begin generating revenues and decrease debt.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about Eastern World Solutions’ ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Eastern World Solutions cannot continue in existence.  Eastern World Solutions anticipates that it will need $25,000 to continue in existence for the following twelve months.  Eastern World Solutions expects to control its cash outflows based upon funds received.

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

Results of operations

From Inception on December 18, 2009 to June 30, 2011

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name “skiwear4you.com” and will commence upon completion of our public offering. Our loss since inception is $56,477 all of which is for legal fees, audit fees, filing fees and general office costs.  We have not started our proposed business operations. We expected to begin operations 120 days after we complete our public offering, which would have been on or around April 20, 2011, however, as of the date of this report we have not began operations and are not sure when we will.

At inception, we sold 10,000,000 common shares to our officer and sole director for $100.  On December 20, 2010, we completed our public offering and sold 1,500,000 shares of common stock at $0.05 per share for total proceeds of $75,000.

For the three months ended June 30, 2011 as compared to June 30, 2010

During the second quarter of 2011, we had a loss of $4,699 versus a loss of $13,809 in the second quarter of 2010.  The smaller loss was due to a decrease in legal expense partially offset by an increase in travel expense, an increase in office expense and a decrease of interest expense.  Other than these expenses to execute our business plan, no other additional expenses were incurred in the first quarter of 2011.

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

As of June 30, 2011, our total assets were $20,739 and our total liabilities were $2,116.  As of June 30, 2011, we had cash of $20,739.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Website development	$0
Database	$0
Marketing and advertising	$0
Establishing an office	$3,324
Salaries	$0
Working capital	$53,052
TOTAL	$56,477

ITEM 6.          EXHIBITS

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/25/10	3.1

3.2	Bylaws.	S-1	1/25/10	3.2

4.1	Specimen Stock Certificate.	S-1	1/25/10	4.1

14.1	Code of Ethics.	10-K	2/15/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	2/15/11	99.2

99.2	Disclosure Committee Charter.	10-K	2/15/11	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 27th day of July, 2011.

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