Form 10-Q
period 2011-09-30
Eastern World Solutions Inc.
filed 2011-11-09
CIK 1481504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-54277

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,500,000 as of November 7, 2011.

TABLE OF CONTENTS

		Page

PART I.

Item 1.	Financial Statements.	2

	Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3
	Statements of Expenses for the three months ended September 30, 2011 (Unaudited) and September 30, 2010 (Unaudited), and nine months ended September 30, 2011 (Unaudited) and September 30, 2010 (Unaudited), and for the period from inception to September 30, 2011 (Unaudited)	4
	Statements of Cash Flows for the nine months ended September 30, 2011 (Unaudited) and September 30, 2010 (Unaudited), and for the period from inception to September 30, 2011 (Unaudited)	5
	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

Item 4.	Controls and Procedures.	10

	PART II.

Item 1A.	Risk Factors.	10

Item 2.	Changes in Securities and Use of Proceeds.	10

Item 6.	Exhibits.	11

Signatures		12

Exhibit Index		13

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS

Cash	$16,029	$38,004
Accounts receivable	-	1,550
TOTAL CURRENT ASSETS	16,029	39,554

TOTAL ASSETS	$16,029	$39,554

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	2,103	2,802
TOTAL CURRENT LIABILITIES	2,103	2,802

STOCKHOLDERS' EQUITY

Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.00001 par value; 100,000,000 shares authorized, 11,500,000 shares issued and outstanding	115	115

Additional paid-in capital	74,985	74,985

Deficit accumulated during the development stage	(61,174)	(38,348)

TOTAL STOCKHOLDERS' EQUITY	13,926	36,752

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,029	$39,554

See accompanying condensed notes to unaudited interim financial statements.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES

(Unaudited)

					From
	Three Months	Three Months	Nine Months	Nine Months	December 18,
	Ended	Ended	Ended	Ended	2009 (Inception)
	September 30	September 30	September 30	September 30	to September 30,
	2011	2010	2011	2010	2011

EXPENSES
Legal and accounting	$3,729	$2,396	$17,413	$29,151	$50,247
Travel	-	386	1,663	386	2,173
State filing fees	-	-	550	-	1,322
Bank fees	101	76	434	161	755
Office expense	1,111	716	3,010	1,864	5,602
Total Expenses	4,941	3,574	23,070	31,562	60,099

LOSS FROM OPERATIONS	(4,941)	(3,574)	(23,070)	(31,562)	(60,099)

OTHER INCOME (EXPENSE)
Interest expense	-	(353)	-	(948)	(1,319)
Other income	244	-	244	-	244
Total Other Income (Expense)	244	(353)	244	(948)	(1,075)

LOSS BEFORE TAXES	(4,697)	(3,927)	(22,826)	(32,510)	(61,174)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(4,697)	$(3,927)	$(22,826)	$(32,510)	$(61,174)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	11,500,000	10,000,000	11,500,000	10,000,000

See accompanying condensed notes to unaudited interim financial statements.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

(Unaudited)

			From
	Nine Months	Nine Months	December 18,
	Ended	Ended	2009 (Inception)
	September 30	September 30	to September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,826)	$(32,510)	$(61,174)
Adjustments to reconcile net loss to net cash
used in operations:
Changes in operating assets and liabilities:
Accrued interest, related party	-	948	1,319
Accounts receivable	1,550	-	-
Prepaid expenses	-	10,000	-
Accounts payable and accrued expenses	(699)	896	784
Net cash used in operating activities	(21,975)	(20,666)	(59,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related party	-	5,000	35,000
Proceeds from sale of stock	-	29,000	75,100
Principal payments on related party debt	-	-	(35,000)
Net cash provided by financing activities	-	34,000	75,100

NET INCREASE FOR PERIOD	(21,975)	13,334	16,029

CASH – Beginning of period	38,004	20,005	-

CASH – End of period	$16,029	$33,339	$16,029

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to unaudited interim financial statements.

EASTERN WORLD SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Eastern World Solutions has not generated revenues since inception.  Management has established plans to begin generating revenues and decrease debt.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about Eastern World Solutions’ ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Eastern World Solutions cannot continue in existence.  Eastern World Solutions anticipates that it will need $25,000 to continue in existence for the following twelve months.  Eastern World Solutions expects to control its cash outflows based upon funds received.

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

Results of operations

From Inception on December 18, 2009 to September 30, 2011

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name “skiwear4you.com” and will commence upon completion of our public offering. Our loss since inception is $61,174 all of which is for legal fees, audit fees, filing fees and general office costs.  We have not started our proposed business operations. We expected to begin operations 120 days after we complete our public offering, which would have been on or around April 20, 2011, however, as of the date of this report we have not began operations and are not sure when we will.

At inception, we sold 10,000,000 common shares to our officer and sole director for $100.  On December 20, 2010, we completed our public offering and sold 1,500,000 shares of common stock at $0.05 per share for total proceeds of $75,000.

For the nine months ended September 30, 2011 as compared to September 30, 2010

During the third quarter of 2011, we had a loss of $4,697 versus a loss of $3,927 in the third quarter of 2010.  The larger loss was due to an increase in legal expense, office expense, and bank fees partially offset by a decrease in travel expense and a decrease interest expense.  Other than these expenses to execute our business plan, no other additional expenses were incurred in the third quarter of 2011.

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

As of September 30, 2011, our total assets were $16,029 and our total liabilities were $2,103.  As of September 30, 2011, we had cash of $16,029.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Website development	$0
Database	$0
Marketing and advertising	$0
Establishing an office	$5,602
Salaries	$0
Working capital	$55,472
TOTAL	$61,072

ITEM 6.          EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/25/10	3.1

3.2	Bylaws.	S-1	1/25/10	3.2

4.1	Specimen Stock Certificate.	S-1	1/25/10	4.1

14.1	Code of Ethics.	10-K	2/15/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	2/15/11	99.2

99.2	Disclosure Committee Charter.	10-K	2/15/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 7th day of November, 2011.

EASTERN WORLD SOLUTIONS INC.
(the “Registrant”)

BY:	BRADLEY MILLER
Bradley Miller
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/25/10	3.1

3.2	Bylaws.	S-1	1/25/10	3.2

4.1	Specimen Stock Certificate.	S-1	1/25/10	4.1

14.1	Code of Ethics.	10-K	2/15/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	2/15/11	99.2

99.2	Disclosure Committee Charter.	10-K	2/15/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X