Form 10-K
period 2011-12-31
Eastern World Solutions Inc.
filed 2012-02-03
CIK 1481504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Commission File Number:   000-54277

EASTERN WORLD SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Level 39, One Exchange Square
8 Connaught Place
Central, Hong Kong
(Address of principal executive offices, including zip code.)

011 852 3101 7428
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2011: $0.06.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,500,000 as of February 2, 2012.

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

We have not begun operations and are not sure when operations can begin.  We completed our offering on December 20, 2010.  Our plan of operation is forward looking and there is no assurance that we will ever begin operations.  Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

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

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce.  However, the Internet is increasingly popular.  As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet.  These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.  Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.  The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties.  We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

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

None.

ITEM 3.          LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on OTCBB under the symbol “ESRN.” There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2011		High Bid	Low Bid
Fourth Quarter:	10/1/2011 to 12/31/2011	$0.12	$0.12
Third Quarter:	7/1/2011 to 9/30/2011	$0.12	$0.12
Second Quarter:	4/1/2011 to 6/30/2011	$0.25	$0.03
First Quarter:	1/1/2011 to 3/31/2011	$0.00	$0.00

Fiscal Year
2010		High Bid	Low Bid
Fourth Quarter:	10/1/2010 to 12/31/2010	$0.00	$0.00
Third Quarter:	7/1/2010 to 9/30/2010	$0.00	$0.00
Second Quarter:	4/1/2010 to 6/30/2010	$0.00	$0.00
First Quarter:	1/1/2010 to 3/31/2010	$0.00	$0.00

Holders

There are 52 holders of record for our common stock.  There are a total of 10,000,000 shares of restricted common stock outstanding issued to Bradley Miller, our president and sole director.

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

Website development	$0
Database	$0
Marketing and advertising	$0
Establishing an office	$6,370
Salaries	$0
Working capital	$56,690
TOTAL	$63,060

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

As of December 31, 2011, our auditors have issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, locate suppliers of products, and sell products to our customers.  We have spent nominal time designing the website.  We intend to retain the services of a website developer to create the website.  Accordingly, we must raise cash from sources other than operations.  Our only other source for cash at this time is investments by others in our company.  We must raise cash to implement our project and begin our operations.  Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months.  We will not begin operations until we raise money from our public offering.

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

Results of operations

From Inception on December 18, 2009 to December 31, 2011

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name “skiwear4you.com”. Our loss since inception is $65,949 all of which is for legal fees, audit fees, filing fees and general office costs.  We have not started our proposed business operations. We expected to begin operations 120 days after we complete our public offering, which would have been on or around April 20, 2011, however, as of the date of this report we have not began operations and are not sure when we will. That is because we have been unsuccessful in contracting with a skiwear provider for a cost where we can create gross margin on our sales.  In addition, we will require additional funding for large scale purchases in the Asian market place.

At inception, we sold 10,000,000 common shares to Bradley Miller, one of our officers and sole director, for $100.  On December 20, 2010, we completed our public offering and sold 1,500,000 shares of common stock at $0.05 per share for total proceeds of $75,000.

For the twelve months ended December 31, 2011 as compared to December 31, 2010

During the year ended December 31, 2011, we had a loss of $27,601 versus a loss of $38,233 for the year ended December 31, 2010.  The smaller loss was due to a decrease in legal expenses, partially offset by a decrease in office expenses.  Other than these expenses to execute our business plan, no other additional expenses were incurred during 2011.

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

As of December 31, 2011, our total assets were $12,039 and our total liabilities were $2,888.  As of December 31, 2011, we had cash of $12,039.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EASTERN WORLD SOLUTIONS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholder’s
Eastern World Solutions, Inc
(A Development Stage Company)
Central, Hong Kong

We have audited the accompanying balance sheets of Eastern World Solutions, Inc (the "Company"), a development stage company, as of December 31, 2011 and 2010 and the related statements of expenses, changes in shareholder’s equity, and cash flows for the years then ended and the period from December 18, 2009 (inception) through December 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from December 18, 2009 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered continued losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
February 2, 2011

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31	December 31
ASSETS	2011	2010

CURRENT ASSETS
Cash	$12,039	$38,004
Prepaid legal expenses	-	-
Accounts receivable	-	1,550
TOTAL CURRENT ASSETS	12,039	39,554

TOTAL ASSETS	$12,039	$39,554

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable	1,569	1,483
Accrued liabilities – Related Party	1,319	1,319
Related party payable	-	-
TOTAL CURRENT LIABILITIES	2,888	2,802

STOCKHOLDER’S EQUITY

Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized, 11,500,000 and 11,500,000 shares issued and outstanding as of December 31, 2011 and December 31, 2010 respectively	115	115
Additional paid-in capital	74,985	74,985
Accumulated deficit	(65,949)	(38,348)
TOTAL STOCKHOLDER’S EQUITY	9,151	36,752

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$12,039	$39,554

The accompanying notes are an integral part of these audited financial statements.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF EXPENSES

	For The Year	For The Year	From December 18
	Ended	Ended	2009 (Inception)
	December 31,	December 31,	to December 31,
	2011	2010	2011

EXPENSES
Legal and accounting	$21,143	$32,834	$53,977
Bank fees	538	226	859
Travel	1,419	510	1,930
State filing fees	550	772	1,322
Office expense	3,951	2,592	6,542
Total Expenses	27,601	36,934	64,630

LOSS FROM OPERATIONS	(27,601)	(36,934)	(64,630)

OTHER INCOME (EXPENSE)
Interest expense	-	(1,289)	(1,319)
Total Other Income (Expense)	-	(1,289)	(1,319)

NET LOSS	$(27,601)	$(38,223)	$(65,949)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,500,000	10,045,205

The accompanying notes are an integral part of these audited financial statements.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Balance, December 18, 2009 (inception)	-	$-	$-	$-	$-

Common stock issued in placement
for cash at $0.0001 per share	10,000,000	100	-	-	100

Net loss	-	-	-	(125)	(125)

Balance, December 31, 2009	10,000,000	100	-	(125)	(25)

Common stock issued in placement
for cash at $0.05	1,500,000	15	74,985	-	75,000

Net loss	-	-	-	(38,223)	(38,223)

Balance, December 31, 2010	11,500,000	115	74,985	(38,348)	36,752

Net loss	-	-	-	(27,601)	(27,601)

Balance, December 31, 2011	11,500,000	$115	$74,985	$(65,949)	$9,151

The accompanying notes are an integral part of these audited financial statements.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For The Year	For The Year	From December 18,
	Ended	Ended	2009 (Inception)
	December 31,	December 31,	to December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,601)	$(38,223)	$(65,949)
Adjustments to reconcile net loss to net cash
used by operations:
prepaid expenses and other current assets	-	10,000	-
Accounts payable	86	1,483	1,569
Accrued liabilities-related party	-	1,289	1,319
Accounts receivable	1,550	(1,550)	-
Net cash used by operating activities	(25,965)	(27,001)	(63,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	-	5,000	35,000
Proceeds from sales of stock	-	75,000	75,100
Principal payments on short term debt	-	(35,000)	(35,000)
Net cash provided by financing activities	-	45,000	75,100

NET INCREASE IN CASH	(25,965)	17,999	12,039

CASH - Beginning of period	38,004	20,005	-

CASH - End of period	$12,039	$38,004	$12,039

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these audited financial statements.

Eastern World Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN.

Eastern World Solutions Inc. (“we”, “our” or the “Company”) was incorporated on December 18, 2009 in the state of Nevada. The Company is a Development Stage Company in accordance with ASC 915-15 “Accounting and Reporting by Development Stage Enterprises”.  The Company completed an offering on December 20, 2010 in order to begin operations that will include an office, a website, and business development activities focused on developing business ties with international skiwear distributors and manufacturers.

The principal business of the Company is a relationship based import/export of outdoor wear, skiwear and consumer goods in Asia, Europe and the United States.

GOING CONCERN

The Company has incurred reoccurring losses from inception of $65,949.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To address the Company’s financial situation, management has established plans designed to increase the sales of the Company’s products and decrease debt.  The Company plans on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, and international sales, management believes that they will eventually be able to reverse their present financial position.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Management estimates it will require $25,000 to continue operations and increase development for the next fiscal year.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Loss Per Share
Basic and diluted net loss per share calculations are presented in accordance with ASC 260 and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Eastern World Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements

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

NOTE 3 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2011, we did not issue any stock. As of December 31, 2011, we have 11,500,000 common shares issued and outstanding.

In its initial capitalization on December 21, 2009, the Company sold 10,000,000 common shares to the Company’s founder at $0.0001 per share for proceeds of $100 cash.

On December 20th, 2010 the Company sold 1,500,000 common shares for $0.05 in S-1 offering for proceeds of $75,000 cash.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 21, 2009, the CEO of the Company Bradley Miller loaned the company $30,000 at 4% interest and due on demand.  This note is unsecured.

On August 5, 2010, the CEO of the Company Bradley Miller loaned the company $5,000 at 4% interest and due on demand.  This note is unsecured.

On December 28, 2010, the Company repaid both outstanding notes to Bradley Miller.  The accumulated interest was not paid during the fiscal year and is accrued for.

NOTE 5 – INCOME TAX

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $65,949 from inception through December 31, 2011 which expires in 2030. The Company has adopted ASC 740, "Accounting for Income Taxes", as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of Company's deferred tax assets liabilities after applying enact corporate income tax rates, are as follows as of:

	December 31,	December 31,
	2011	2010
Deferred income tax asset	$-	$-
Net operating loss carry forward	9,892	5,302
Valuation allowance	(9,892)	(5,302)
Net deferred income tax asset	$-	$-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2011, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and director are set forth below:

Name and Address	Age	Position(s)
Bradley Miller	44	president, principal executive officer, treasurer,
1716 South Gary Avenue		principal financial officer, principal accounting
Tulsa, OK 74104		officer and member of the board of directors

Nicole M. Stacy	28	secretary
3330 East 36th Street, Apt. 18
Tulsa, OK

The people named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of our officers and director

Bradley Miller

Since our inception on December 18, 2009, Bradley Miller has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors.  Mr. Miller owns 87% of the outstanding shares of our common stock.  As such, he unilaterally decided that he was going to be one of our officers and sole director through December 2010.  His decision did not in any manner relate to his previous employments.  His previous experience, qualifications, attributes or skills were not considered when he appointed himself as our officer and director.

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

Conflicts of Interest

The only conflict that we foresee is that one of our officers and sole director, Bradley Miller, will devote time to projects that do not involve us.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 to our Form 10-K filed with the Securities and Exchange Commission on February 15, 2011.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to our Form 10-K filed with the Securities and Exchange Commission on February 15, 2011.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 to our Form 10-K filed with the Securities and Exchange Commission on February 15, 2011.

Section 16(a) of the Securities Exchange Act of 1934

All officer, directors and owners of 10% or more of our shares of common stock have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2011 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bradley Miller	2011	0	0	0	0	0	0	0	0
President	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Nicole M. Stacy	2011	0	0	0	0	0	0	0	0
Secretary	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of one of our officers and sole director, Bradley Miller, other than as described herein.

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.  The following table sets forth compensation paid to our sole director from inception on December 18, 2009 to our year end on December 31, 2011.  Since that time we have not paid any compensation to Mr. Miller either as an executive officer or as a director.

Director’s Compensation Table
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Bradley Miller	0	0	0	0	0	0	0

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

Name and Address	Number of	Percentage of
Beneficial Owner [1]	Shares	Ownership
Bradley Miller	10,000,000	86.96%
1716 S. Gary Ave
Tulsa, OK 74104

[1]
The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Miller is the only “promoter” of our Company.

Future sales by existing stockholders

A total of 10,000,000 shares of common stock were issued to Bradley Miller, one of our officers and sole director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold by affiliates, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition, provided the Company was not a shell company when the shares were issued or prior thereto.  A shell company is a corporation with no or nominal assets or its assets consist solely of cash and no or nominal operations.  Accordingly, Mr. Miller, our sole shareholder, may not resell his shares under Rule 144 of the Act for a period on one year from the date we are no longer a shell company and we have filed a Form 8-K with the SEC and disclosed the information required by Item 5.06 thereof.

Shares purchased in this offering will be immediately resalable. The resale of shares could have a depressive effect on the market price should a market develop for our common stock.  There is no assurance a market will ever develop for our common stock.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There is one holder of record for our common stock. The record holder is one of our officers and sole director, Bradley Miller, who owns 10,000,000 restricted shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 18, 2009, we issued a total of 10,000,000 shares of restricted common stock to Bradley Miller, one of our officers and sole director, in consideration of $100.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$7,900	MaloneBailey, LLP
2010	$5,200	MaloneBailey, LLP

(2) Audit-Related Fees

2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(3) Tax Fees

2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(4) All Other Fees

2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	1/25/10	3.1

3.2	Bylaws.	S-1	1/25/10	3.2

4.1	Specimen Stock Certificate.	S-1	1/25/10	4.1

14.1	Code of Ethics.	10-K	2/15/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	2/15/11	99.2

99.3	Disclosure Committee Charter.	10-K	2/15/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of February, 2012.

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

Signature	Title	Date

BRADLEY MILLER	President, Principal Executive Officer, Principal	February 2, 2012
Bradley Miller	Financial Officer, Principal Accounting Officer,
Treasurer and sole member of the Board of
Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	1/25/10	3.1

3.2	Bylaws.	S-1	1/25/10	3.2

4.1	Specimen Stock Certificate.	S-1	1/25/10	4.1

14.1	Code of Ethics.	10-K	2/15/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	2/15/11	99.2

99.3	Disclosure Committee Charter.	10-K	2/15/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X