Form 10-Q
period 2012-03-31
Encom Group, Inc.
filed 2012-05-15
CIK 1481504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

ENCOM GROUP, INC.
(Exact Name of Registrant as Specified in Charter)

Nevada	000-54277	27-1519178
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

12300 Dundee Court, Suite 203, Houston, Texas	77429
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(281) 369-4063

Eastern World Solutions Inc.
(Former Name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The number of common shares of the registrant, par value US$ .00001 per share, outstanding at May 15, 2012 was 11,500,000.

Encom Group, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

INDEX

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENCOM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash	$368	$12,039
Accounts Receivable	-	-

TOTAL CURRENT ASSETS	368	12,039

Property and Equipment	150,000	-

TOTAL ASSETS	$150,368	$12,039

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$2,888

TOTAL CURRENT LIABILITIES	-	2,888

Long-Term Debt	150,000	-

TOTAL LIABILITIES	150,000	2,888

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized, 11,500,000 shares issued and outstanding	115	115
Additional paid-in capital	74,985	74,985
Accumulated Deficit	-	-
Deficit Accumulated During Development Stage	(74,732)	(65,949)
TOTAL STOCKHOLDERS' EQUITY	368	9,151

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150,368	$12,039

See accompanying notes to the condensed consolidated financial statements\

ENCOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months ended March 31, 2012	For the Three Months ended March 31, 2011	From December 18, 2009 (Inception) thru March 31, 2012
REVENUES
Sales	$-	$-	$-
Total Revenues	-	-	-

OPERATING EXPENSES
Cost of Sales
General and Administrative	8,783	13,431	74,732
Total Expenses	8,783	13,431	74,732

LOSS FROM OPERATIONS	(8,783)	(13,431)	(74,732)

OTHER INCOME (EXPENSE)	-	-	-

LOSS BEFORE TAXES	(8,783)	(13,431)	(74,732)

INCOME TAX EXPENSE	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(8,783)	$(13,431)	$(74,732)

BASIC AND DILUTED NET LOSS PER SHARE	nil	nil	nil
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,500,000	11,500,000	11,500,000

See accompanying notes to the condensed consolidated financial statements

ENCOM GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended March 31, 2012	For the Three Months ended March 31, 2011	From December 18, 2009 (Inception) thru March 31, 2012
Cash Flow
Net Loss	$(8,783)	$(13,431)	$(74,732)
Other Assets	-	1,550	-
Current Liabilities	(2,888)	1,160	-
Other Liabilities	-	-	-
Operating	(11,671)	(10,721)	(74,732)

Acquisitions, Net	-	-	-
CapEx	-	-	-
	-	-	-
Investing	-	-	-

Financing Activities - Bridge	-	-	-
Proceeds from Sales of Stock	-	-	75,100
Partner Contributions	-	-	-
Distributions to minority interest partner			-
Financing	-	-	75,100

Beginning Cash	12,039	38,004	-
Change In Cash	(11,671)	(10,721)	368

Ending Cash	$368	$27,283	$368

Supplemental Disclosure of Non-Cash Activities:
Software license obtained through assumption of note	$150,000	$-	$150,000

See accompanying notes to the condensed consolidated financial statements

ENCOM GROUP, INC.
UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited consolidated financial statements include the accounts of Encom Group, Inc. (“Encom”) and its wholly owned subsidiaries. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.  References to "Encom" the "Company," "we," "us," "our" and "ours" refer to Encom Group, Inc.

The operating results presented for the three months ended March 31, 2012 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2012.

Encom Group’s balance sheet information for the year ended December 31, 2011 was derived from the 2011 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Encom Group, Inc. is an early stage company and was organized to engage in creating, marketing and selling of proprietary engagement marketing technologies and or acquiring complementary technologies and or other companies focused on the development and marketing of such technologies.

The Company was incorporated in the State of Nevada on December 18, 2009 under the name Eastern World Solutions, Inc. The founding management group and Board of Directors planned to develop a website (www.skiwear4you.com) that would offer skiwear at retail prices to customers ordering online.

By February of 2012, other than reserving the domain name, founding management had not commenced development of a website nor advanced the business plan past the conceptual stage. After further consideration, the founding Board of Directors, management group, and shareholders determined that its business plan was not feasible and decided to suspend operations.  Consequently, the Board of Directors decided to seek out a purchaser for the business.

Accordingly, in March of 2012, by unanimous consent, the Company’s former shareholders entered into a Stock Purchase Agreement and a contribution agreement with Select Media Assets, LLC and certain other entities whereby all but 25,000 shares of the issued and outstanding common stock was transferred to the new shareholders for a total purchase price of $290,000 and the contribution of a business plan developed by Encom Group, Inc.  The contributed business plan included all contracts, preliminary relationships and potential relationships and this portion of the consideration was exchange for approximately 61% of the total issued and outstanding shares transferred pursuant to these agreements. The former shareholders further agreed, as a condition to the Stock Purchase Agreement, to accept $150,000 in cash and defer final payment of $140,000 for up to a maximum of six months from the execution date of the Stock Purchase Agreement.  Since there was no trading market for the Company’s stock at the time, we assigned no value to the transaction.

On April 16, 2012 the registrant merged its wholly-owned Nevada subsidiary, Encom Group, Inc. with and into itself (with the registrant being the surviving corporation), and in connection with such merger changed its name from Eastern World Solutions Inc. to that of the subsidiary, Encom Group, Inc. Except for the change in the Company's name, there were no other changes to the registrant's Articles of Incorporation.

Encom unites business with the target consumer by way of our proprietary engagement marketing solutions which inform, entertain, measure, and amass data across e-mail, website, social media, mobile communications platforms and print media. Our business plan is based on doing a substantial amount of our business in Mexico, Central and South America in addition, of course, to the United States.

Our software engineers and technology partners work together to design, build, and support our proprietary technologies; while our sales and marketing team, in concert with our select channel partners, work to establish our North American and Latin America presence.

The Company currently employs regional sales persons, software programmers, and technical support personnel who manage, through third party relationships, our cloud-based network of internet, mobile applications, media storage, and data management services.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company had a negative operating cash flow and an accumulated deficit incurred through March 31, 2012. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 – LONG–TERM DEBT

Bridge Loan

In March 2012, the Company entered into a Bridge Loan facility with Calm Seas Capital, LLC (the “Bridge Loan”) in the amount of $400,000.  The Bridge Loan is in the form of up to forty $10,000 Convertible Debentures with a maturity date of December 31, 2013 and shall bear an interest rate of 6% simple interest per annum payable at maturity in cash or may be converted to equity with the principal. Each debenture shall also include a warrant exercisable for the purchase of 10,000 shares with a cashless exercise provision.  As of March 31, 2012, the Company has received and made use of $150,000 of the Bridge Loan to which the net proceeds was applied towards a licensing agreement.

The debentures shall have an issuance date of the date on which cleared funds are received by the Company. The principal and interest shall be convertible at the option of the holder at the lower of:
(i) a fixed price of $.105 (10 ½ cents) per share, and (ii) 70% of the average daily volume (“ADV”) multiplied by the average of the daily closing prices for the twenty (20) trading days immediately preceding the conversion date (including the conversion date).

NOTE 4 – EQUITY LINE OF CREDIT

In March 2012, the Company entered into a $2,000,000 Equity Line of Credit with Calm Seas Capital, LLC (the “Equity Line”) and their independent participating investment partners.  Should the Company, in its sole discretion, list on a public exchange, the Company, at its sole discretion, may draw down from the Equity Line, over an 18 month period with each draw being no more than $150,000 per month.  Should the Company draw from the Equity Line, under the terms of the Equity Line, Calm Seas Capital has committed to purchase up to $2,000,000 of the Company’s Common Stock after the date a registration statement for the resale of the Common Stock has been declared effective by the U.S. Securities and Exchange Commission (“SEC”).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Encom Group, Inc. as of March 31, 2012 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

General

BUSINESS OF THE COMPANY

The Company

Encom Group, Inc. (“Encom”) is a development stage company and was organized to engage in creating, marketing and selling of proprietary engagement marketing technologies and or acquiring complementary technologies and or other companies focused on the development and marketing of such technologies.  References to "Encom" the "Company," "we," "us," "our" and "ours" refer to Encom Group, Inc.

Our History

We are a development stage company that was incorporated in the State of Nevada on December 18, 2009 under the name Eastern World Solutions, Inc. The founding management group and Board of Directors planned to develop a website (www.skiwear4you.com) that would offer skiwear at retail prices to customers ordering online.

By February of 2012, other than reserving the domain name, founding management had not commenced development of a website nor advanced the business plan past the conceptual stage. After further consideration, the founding Board of Directors, management group, and shareholders determined that its business plan was not feasible and decided to suspend operations.  Consequently, the Board of Directors decided to seek out a purchaser for the business. Accordingly, in March of 2012, by unanimous consent, the Company’s former shareholders entered into a Stock Purchase Agreement and a contribution agreement with Select Media Assets, LLC and certain other entities whereby all but 25,000 shares of the issued and outstanding common stock was transferred to the new shareholders for a total purchase price of $290,000 and the contribution of a business plan developed by Encom Group, Inc.  The contributed business plan included all contracts, preliminary relationships and potential relationships and this portion of the consideration was exchanged for approximately 61% of the total issued and outstanding shares transferred pursuant to these agreements. The former shareholders further agreed, as a condition to the Stock Purchase Agreement, to accept $150,000 in cash and defer final payment of $140,000 for up to a maximum of six months from the execution date of the Stock Purchase Agreement.  Since there was no trading market for the Company’s stock at the time, we assigned no value to the transaction.

Upon completion of the Stock Purchase Agreement, on March 27, 2012, the Company entered into a Contribution Agreement with Select Media Assets, LLC, whereby a new business plan to include all contacts, preliminary relationships and potential relationships were assigned to the Company in exchange for 51% of the issued and outstanding shares in the Company.

Following consummation of Contribution Agreement with Select Media Assets; the Company completed negotiations which were in progress between Select Media Assets, Whiteboard Labs, LLC and MotionNotes, LLC; and in doing so entered into three contractual agreements:

1)	The Company entered into a 5-year Worldwide Exclusive Licensing Agreement with MotionNotes, LLC for the distribution of their proprietary video messaging technology.

2)
The Company and Whiteboard Labs also agreed to enter a nine month exclusive purchase option whereby the Company may elect to acquire the majority ownership in MotionNotes, LLC from Whiteboard Labs for a fixed price of $1,300,000

3)	The Company reached an agreement with MotionNotes, LLC for the completion of a second generation technology platform based on specifications established by Select Media Assets, LLC.

On March 27, 2012, the Company agreed to a $400,000 bridge loan with Calm Seas Capital, LLC.  As of the date of this filing, the Company has received and made use of $225,000 of the bridge loan to which the net proceeds was applied to transactional closing costs for the purchase of Eastern World Solutions, payments towards the licensing agreements and for general corporate purposes; to include working capital, legal, accounting, and other operational expenses.  Included in the agreement with Calm Seas Capital, was the option, at the Company’s soles discretion, for a $2,000,000 equity line of credit should the Company list on a public exchange.

On April 16, 2012 the registrant merged its wholly-owned Nevada subsidiary, Encom Group, Inc. with and into itself (with the registrant being the surviving corporation), and in connection with such merger changed its name from Eastern World Solutions Inc. to that of the subsidiary, Encom Group, Inc. Except for the change in the Company's name, there were no other changes to the registrant's Articles of Incorporation.

Encom unites business with the target consumer by way of our proprietary engagement marketing solutions which inform, entertain, measure, and amass data across e-mail, website, social media, mobile communications platforms and print media. Our business plan is based on doing a substantial amount of our business in Mexico, Central and South America in addition, of course, to the United States.

Our software engineers and technology partners work together to design, build, and support our proprietary technologies; while our sales and marketing team, in concert with our select channel partners, work to establish our North American and Latin America presence.

The Company currently employs regional sales persons, software programmers, and technical support personnel who manage, through third party relationships, our cloud-based network of internet, mobile applications, media storage, and data management services.

No Operating History, Revenues or Earnings

As of the date hereof, we have not yet earned any operating revenues or earnings. Since our inception, most of the time and resources of new management has been spent in organizing us, obtaining interim financing and developing a business plan. Our success is dependent upon our obtaining additional financing from our operations, from placement of our equity or debt or from third party funding sources. There is no assurance that we will be able to obtain additional debt or equity financing from any source. We, during the development stage of our operations, can be expected to sustain substantial operating expenses while generating only limited operating revenues or the operating revenues generated can be expected to be insufficient to cover expenses. Thus, for the near to mid-term, unless we attain profitable operations, our financial statements will show a net operating loss.

Minimal Working Capital and Net Worth

As of March 31, 2012 we had cash of $368 and a working capital deficit of $74,732. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We are expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities and because our current financial plan calls for us to raise funds through the sale of debt.  Without an infusion of additional capital or profits from operations, we are not expected to be able to complete the acquisition of the MotionNotes membership interests and be able to execute on our business plan.

Plan of Operation

Manpower Strategy

The Company expects to employ a maximum of 10 persons to include the executive management team in 2012.  Management expects to add a bilingual sales support person in the 3nd quarter of 2012 to support Latin America client services. Management projects the majority of sales growth in 2012 will come from strategic partnerships and authorized resellers, thus requiring fewer in-house sales or support personnel.

Additionally, the Company has established an exclusive outsource technology development agreement with MotionNotes, LLC.  MotionNotes is responsible for the development, maintenance and enhancements of the Company’s technology. MotionNotes will continue in this role until the acquisition of MotionNotes, LLC has been completed by the Company; which is expected to occur prior to October 2012.

Company Facilities

Engineering and Software Design will continue to operate from a shared space provided by MotionNotes, LLC located at 3100 Richmond Avenue, Suite 550, Houston, Texas 77098 until the Company’s proprietary 2nd generation video messaging platform is completed and the acquisition of MotionNotes, LLC has been finalized.

Corporate, Sales and Client Support will continue to utilize temporary accommodations until mid-to-late 2012 when the Company expects to take occupancy of a 1,500 square ft. common office space in Houston, Texas.

Long term the Company expects to evaluate the value of locating its corporate headquarters in or near Austin, Texas.  This move is being considered based on the technology, human, and capital resources available in the region, which are deemed essential to the continued growth and competitive positioning of the Company.

The Company expects to open a Latin America sales and client support office in Mexico City by the 4th quarter of 2012.

Engineering

2012 Platform Development and Engineering are outsourced to MotionNotes, LLC. MotionNotes will continue in this role through completion of the Company’s proprietary 2nd generation video messaging platforms expected to be completed on or before May 30th, 2012. Until the Company completes the planned acquisition of MotionNotes, LLC, all work performed via the current contract is considered “Work for Hire” and is the proprietary product of MotionNotes, LLC and or Encom Group, Inc.

Network and Data Management

Network Administration and Data Management functions will be managed and supported by MotionNotes, LLC.

Information Technology

The Company's Information Technology will be handled on a contract basis in 2012.  As the Company grows and the cost savings justifies in-house support, the Company will at that time hire personnel commensurate with the positions needs.

Customer Support

Customer Support will be managed in-house by the Company's personnel.  Customer Support will include client support, sales support, and technical support functionality. The Company is responsible for tier 1 technical support, while MotionNotes, LLC is responsible for tier 2 and tier 3 technical supports.

Sales and Marketing

Sales and Marketing efforts of the Company will be handled via a combination of in-house sales personnel and strategic partnerships. The Company will deploy both strategies in the North and Latin American markets.

Operational Software Services

In every aspect of the business the managers, engineers, sales personnel, customer support reps as well as its clients and the end-consumer will in some way interact with our enterprise data management solutions.  In this manner the Company will blend virtual applications with personal interaction in the continual pursuit of delivering quality support to our employees and clients.  The following software solutions are core to our internal and customer support services:

▪	Microsoft Dynamics
▪	Microsoft ERP
▪	SharePoint Project Management
▪	Microsoft Exchange Enterprise

Results of operations

Since inception until March 31, 2012 when new management took over the Company there had been no operations except for the raising of seed capital.  Since we expect to commence material operations during the second quarter of this year, we expect that future periods should reflect ever increasing revenue, but the results of operations cannot be predicted.  We do not expect that prior periods will be relevant at all to future results on an operational basis.

From Inception on December 18, 2009 to March 31, 2012
During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We prepared an internal business plan. We have reserved the domain name “encomgrp.com”. Our loss since inception is $74,732, all of which is for legal fees, audit fees, filing fees and general office costs. As of March 31, 2012 we had just commenced our proposed business operations. We expect to begin operations and generating revenue during the second quarter of 2012.  At inception, we sold 10,000,000 common shares to our officer and sole director for $100. On December 20, 2010, we completed a public offering and sold 1,500,000 shares of common stock at $0.05 per share for total proceeds of $75,000.

For the three months ended March 31, 2012 as compared to March 31, 2011
During the first quarter of 2012, we had a loss of $8,783 as compared to a loss of $13,431 in the first quarter of 2011. The smaller loss was due to a decrease in legal expense partially offset by an increase in travel expense, an increase in office expense and a small increase in bank fees. Other than these expenses to execute our business plan, no other additional expenses were incurred in the first quarter of 2012.

Liquidity and capital resources
As of the date of this report, we have yet to generate any revenues from our business operations. We issued 10,000,000 shares of common stock pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. On December 20, 2010, we sold 1,500,000 common shares pursuant to our public offering and raised 75,000.

As of March 31, 2012, our total assets were $150,368 and our total liabilities were $150,000. As of March 31, 2012, we had cash of $368.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the present time our staff is so small that we only have one professional person on our accounting staff.  While we believe that at present this is adequate support to professionally and accurately respond to our accounting needs, due to the requirements of COSO which sets standards for accounting and reporting by all companies, we must deem our controls less than adequate.  COSO requires, among other things that there is redundancy and review on an internal basis to satisfy minimal standards.  While we will soon be able to hire additional staff to satisfy these issues, at this time we are not in the position to do so.  Based on an evaluation as of the end of the quarter ended March 31, 2012, our Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, specifically the Chief Executive Officer and Chief Financial Officer and board, as appropriate to allow timely decisions regarding required disclosures.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of September 30, 2011. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded and determined that our internal controls over financial reporting, and therefore our disclosure controls and procedures, are ineffective in timely alerting them to material information required to be included in our periodic SEC filings and does not ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In order to remediate these material weaknesses management plans to retain accounting and financial consultants and hire additional accounting staff  later in 2012  to assist in the design and implementation of processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. MINE SAFETY DISCLOSURES

NOT APPLICABLE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10Q. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
101.INS	XBRL Instance Document	Filed by Amendment
101.SCH	XBRL Schema Document	Filed by Amendment
101.CAL	XBRL Calculation Linkbase Document	Filed by Amendment
101.DEF	XBRL Definition Linkbase Document	Filed by Amendment
101.LAB	XBRL Label Linkbase Document	Filed by Amendment
101.PRE	XBRL Presentation Linkbase Document	Filed by Amendment

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Encom Group, INC.

Dated: May 15, 2012	By:	/s/ Dale Roberts
Name: Dale Roberts
Title: Chief Financial Officer