Form 10-Q/A
period 2012-03-31
Encom Group, Inc.
filed 2012-05-16
CIK 1481504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________

FORM 10-Q/A

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

Explanatory Note

The purpose of this Amendment No. 1 to the Company's  Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 15, 2012  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Schema Document	Filed Herewith
101.CAL	XBRL Calculation Linkbase Document	Filed Herewith
101.DEF	XBRL Definition Linkbase Document	Filed Herewith
101.LAB	XBRL Label Linkbase Document	Filed Herewith
101.PRE	XBRL Presentation Linkbase Document	Filed Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Encom Group, INC.

Dated: May 16, 2012	By:	/s/ Dale Roberts
Name: Dale Roberts
Title: Chief Financial Officer