Form 10-Q
period 2012-06-30
Encom Group, Inc.
filed 2012-08-14
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Encom Group, INC.

(Exact Name of Company as Specified in Charter)

Nevada	000-54277	27-1519178
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3330 South Federal Highway, Suite 220, Boynton Beach, Florida	77429
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code:	(561) 289-4161

NA

(Former Name or former address, if changed since last report.)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).   Yes ☐  No  ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒  No ☐

The number of common shares of the Company, par value US$ .00001 per share, outstanding at August 13, 2012 was 11,500,000

1

Encom Group, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

INDEX

PART I – FINANCIAL INFORMATION

2 of 12

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow; the Company’s ability to identify and develop a network of licensed physicians, the Company’s ability to establish a global market, clinical trial results, the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

3 of 12

Encom Group, INC.

BALANCE SHEETS

(ADEVELOPMENT STAGE COMPANY)

(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS
Current assets
Cash	$—	12,039

Total current assets	—	12,039

Total assets	$—	$12.039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expense	$—	$1,569
Accrued liabilities- related party	—	1,319
Total current liabilities	—	2,888

Stockholders’ equity
Preferred stock $0.00001 par value: 100,000,000 shares Authorized, none issued and outstanding	—	—
Common stock, $0.00001 par value 100,000,000 shares authorized, 11,500,000 issued and outstanding	115	115
Additional paid-in capital	76,304	74,985
Accumulated deficit	(76,419)	(65,949)
Total stockholders’ equity	—	9,151

Total liabilities and stockholders’ equity	$—	$12,039

The accompanying notes are an integral part of the unaudited financial statements

4 of 12

Encom Group, INC.

STATEMENTS OF EXPENSES

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED)

	Three Months Ended		Six Months Ended		From December 18, 2009 (Inception)
	June 30,		June 30,		Thru June 30,
	2012	2011	2012	2011	2012

General & administrative expenses	368	4,699	10,470	18,129	75,100

Loss from operations	(368)	(4,699)	(10,470)	(18,129)	(75,100)

Other income (expense)
Interest expense	—	—	—	—	(1,319)
Total other income(expense)	—	—	—	—	—

Net loss	$(368)	$(4,699)	$(10,470)	(18,129)	(76,419)

Income(Loss) per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are an integral part of the unaudited financial statements

5 of 12

ENCOM GROUP, INC.

STATEMENTS OF CASH FLOWS

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED)

	Six Months Ended June 30		From December 31, 2009 (Inception) thru June 30,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(10,470)	$(18,129)	(76,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,569)	1,550	—
Accrued expense	—	(686)	1,319

Net cash used in operating activities	(12,039)	(17,265)	(75,100)

Cash Flows From Financing Activities:
Proceeds from notes payable – related parties	—	—	35,000
Payments on notes payable – related parties	—	—	(35,000)
Sale of common stock	—	—	75,100

Net cash provided by financing activities	—	—	—

Net increase (decrease) in cash	(12,039)	38,004	—
Cash at beginning of period	12,039	—
Cash at end of period	$—	$20,739	—
Supplemental schedule of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of the unaudited financial statements

6 of 12

ENCOM GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2011

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited consolidated financial statements include the accounts of Encom Group, Inc. (“Encom”) and its wholly owned subsidiaries. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. References to "Encom” the "Company," "we," "us," "our" and "ours" refer to Encom Group, Inc.

The operating results presented for the three and six months ended June 30, 2012 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2012.

Encom’s balance sheet information as of December 31, 2011 was derived from the 2011 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Encom Group, Inc. is an early stage company and was organized to engage in creating, marketing and selling of proprietary engagement marketing technologies and or acquiring complementary technologies and or other companies focused on the development and marketing of such technologies.

The Company was incorporated in Nevada on December 18, 2009 under the name Eastern World Solutions, Inc. The founding management group and Board of Directors planned to develop a website (www.skiwear4you.com) that would offer skiwear at retail prices to customers ordering online.

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

On March 27, 2012, majority ownership of the Company was sold to another group and on April 16, 2012 a merger with a private company was announced. Actual control of the private company was never consummated and on June 19, 2012, another change of control occurred and the new officers and directors of the Company resigned and were replaced by different officers and directors. The new officers are in the process of developing a business plan to further the value of the Company. Such a plan includes the seeking out and acquiring a business that would affectively combine with the Company and provide the revenue necessary to continue operations.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $76,419 as of June 30, 2012. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

7 of 12

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion summarizes the financial position of Encom Group, Inc. as of June 30, 2012 and should be read in conjunction with the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Company

Encom Group, Inc. (“Encom”) is a development stage company and was organized to engage in creating, marketing and selling of proprietary engagement marketing technologies and or acquiring complementary technologies and or other companies focused on the development and marketing of such technologies. References to "Encom” the "Company," "we," "us," "our" and "ours" refer to Encom Group, Inc.

The Company is a development stage company that was incorporated in the State of Nevada on December 18, 2009 under the name Eastern World Solutions, Inc. The founding management group and Board of Directors planned to develop a website (www.skiwear4you.com) that would offer skiwear at retail prices to customers ordering online.

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

On June 19, 2012 the officers and directors of the Company resign and were replaced by new officers and directors. As part of the change in officers and directors there was a change in control of the Company. The new officers are in the process of developing a business plan to further the value of the Company. Such a plan includes the seeking out and acquiring a business that would affectively combine with the Company and provide the revenue necessary to continue operations.

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

As of June 30, 2012 we had zero cash and a working capital deficit of $0. Unless we secure additional debt or equity financing it is unlikely that we will be able to continue operations in which case you may lose your entire investment. We have no commitment for either debt or equity financing. Equity financing may result in significant dilution. Debt financing may be available but on terms unacceptable to the Company.

On June 22, 2012, we entered into an Assignment, Delegation and Assumption Agreement with Encom Corporation, Randy Bayne, Mark Van Eman, Dale Roberts, Todd Bayne, Courtney Bayne, AQMEN Family Holdings, LLC, Market Street Corporate Services, LLC, Rezaurance Investments, Ltd and Spider Investments, LLC.

8 of 12

Pursuant to the Agreement, which was effective as of June 19, 2012, the Company, AQMEN Family Holdings, LLC and each of Randy Bayne, Mark Van Eman, Dale Roberts, Todd Bayne and Courtney Bayne (collectively, the “Executives”) terminated the relationships between the Company, on one hand, and AQMEN Family Holdings and the Executives, on the other hand. The relationships among the parties was previously reported by the Company in its Current Reports, dated March 27, 2012 and April 16, 2012, which were filed on April 2, 2012 and April 20, 2012, respectively.

 The Agreement rescinded such parties’ relationships, and all agreements, understandings, contracts and memoranda from the start as if the parties never entered into any agreements, understandings, contracts or memoranda.

 Under the Agreement, and in order to effect the purpose of the Agreement, the Company assigned to Encom Corporation (i) the business concept and business plan developed by AQMEN Family Holdings, LLC originally acquired under an agreement dated March 27, 2012, (ii) the license agreement entered into by the Company with Motion Notes, LLC on March 27, 2012 and (iii) the Purchase Option Agreement entered into by the Company with Whiteboard Labs, LLC on March 27, 2012. Encom Corporation will indemnify the Company for any liabilities or expenses in regard to the assets assigned or any obligations under such assets.

The Company also agreed to change its name as promptly as possible and to forbear from the use of, inter alia, “Encom” or “Avenge Media Partners”.

 In consideration for the assignments by the Company, AQMEN Family Holdings and the Executives transferred the 8,606,250 shares they acquired on March 27, 2012 for the transfer of the business concept and business plan to the Company to the following persons: 4,303,125 shares to Jared G. Robinson and 4,303,125 shares to Neil Kleinman. Additionally, the Executives rescinded their respective employment agreements from the start as if each Executive had never entered into such employment agreement. In connection with the rescission, all of the officers and directors of the Company resigned and new officers and directors were appointed.

Plan of Operation

The Company has no operations or revenue. The Company is developing a plan to review various businesses that would complement the Company and bring an active operation and business into the Company.

Our objective is to look for and identify a potential acquisition candidate. The most likely target companies are those seeking the perceived benefits of a reporting company. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

9 of 12

The search for a target company will not be restricted to any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and stockholder of the Company will no longer be in control of the Company. In addition, it is likely that the officer and director of the Company will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

There can be no assurance that we will be successful in this endeavor.

Company Facilities

The Company maintains an office at 3330 South Federal Highway, Suite 220, Boynton Beach, Florida

Results of Operations

During the three and six months for the period ending June 30, 2012, the Company had a loss of $368 and $10,470 as compared to a loss of $$4,699 and $18,129 in the same periods of 2011. The smaller loss was due to a decrease in legal accounting and office expenses in 2012 over the same periods in 2011. Other than these expenses to execute our business plan, no other additional expenses were incurred in the six months ended June 30, 2012.

Since inception the Company incorporated, hired the attorney, and hired the auditor for the preparation of the registration statement and prepared an internal business plan. Loss since inception is $76,419, all of which is for legal fees, audit fees, filing fees and general office costs. At inception, the Company sold 10,000,000 common shares to its officer and sole director for $100. On December 20, 2010, a public offering was completed selling 1,500,000 shares of common stock at $0.05 per share for total proceeds of $75,000.

Liquidity and capital resources

The Company has yet to generate any revenues from business operations. The Company issued 10,000,000 shares of common stock through an exemption from registration contained in Section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. On December 20, 2010, the Company sold 1,500,000 common shares through a public offering and raised $75,100.

As of June 30, 2012, there were no assets or liabilities in the Company. Net cash used in operating activities was $12,039 for the six months ended June 30, 2012 compared to $17,265 for the same period in 2011. Net cash used from inception to June 30, 2012 was $75,100

Net cash provided from financing activities was $0 for the six months ended June 30, 2012 compared to $0 in the same period in 2011. From inception through June 30, 2012 net cash provided by financing activities was $75,100.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

10 of 12

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the present time we only have one professional person on our accounting staff. While we believe that at present this is adequate support to professionally and accurately respond to our accounting needs, due to the requirements of COSO which sets standards for accounting and reporting by all companies, we must deem our controls less than adequate. COSO requires, among other things that there is redundancy and review on an internal basis to satisfy minimal standards. While we will soon be able to hire additional staff to satisfy these issues, at this time we are not in the position to do so. Based on an evaluation as of the end of the quarter ended June 30, 2012, our Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, specifically the Chief Executive Officer and Chief Financial Officer and board, as appropriate to allow timely decisions regarding required disclosures.

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

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

11 of 12

ITEM 4. MINE SAFETY DISCLOSURE

NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

On June 19, 2012 the Company filed an 8-K relating to the change in officers and directors as well as the change in control of the Company.

On July 10, 2012 the Company filed an 8-K dismissing the accountants and appointing new accountants

ITEM 6. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10Q. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description
31	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
101.INS	XBRL Instance Document	(#)
101.SCH (#)	XBRL Taxonomy Extension Schema Document	(#)
101.CAL (#)	XBRL Taxonomy Extension Calculation Linkbase Document	(#)
101.DEF (#)	XBRL Taxonomy Extension Definition Linkbase Document	(#)
101.LAB (#)	XBRL Taxonomy Extension Label Linkbase Document	(#)
101.PRE (#)	XBRL Taxonomy Extension Presentation Linkbase Document	(#)

(#)	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ENCOM GROUP, INC.

Dated: August 14, 2012	By:	/s/Jared Robinson
Name Jared Robinson
Title: CEO /Chief Financial Officer

12 of 12