Form 10-Q
period 2012-09-30
EASTERN WORLD SOLUTIONS, INC.
filed 2012-11-16
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

EASTERN WORLD SOLUTIONS, INC.

(Exact Name of Company as Specified in Charter)

Nevada	000-54277	27-1519178
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3330 South Federal Highway, Suite 220, Boynton Beach, Florida	33435
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code:	(561) 289-4161

ENCOM GROUP, INC.

(Former Name or former address, if changed since last report.)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [_]

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).   Yes [_ No [X]

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X] No [_]

The number of common shares of the Company, par value US$ .00001 per share, outstanding at November 16, 2012 was 11,500,000

EASTERN WORLD SOLUTIONS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

INDEX

PART I – FINANCIAL INFORMATION

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

EASTERN WORLD SOLUTIONS, INC.

BALANCE SHEETS

(A DEVELOPMENT STAGE COMPANY)

(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Current assets
Cash	$–	12,039

Total current assets	–	12,039

Total assets	$–	$12.039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expense	$–	$1,569
Accrued liabilities- related party	–	1,319
Advances	18,400
Total current liabilities	18,400	2,888

Stockholders’ equity(deficit
Preferred stock $0.00001 par value: 100,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.00001 par value 100,000,000 shares authorized, 11,500,000 issued and outstanding	115	115
Additional paid-in capital	76,304	74,985
Accumulated deficit	(94,819)	(65,949)
Total stockholders’ equity(deficit)	(18,400)	9,151

Total liabilities and stockholders’ equity	$–	$12,039

The accompanying notes are an integral part of the unaudited financial statements

EASTERN WORLD SOLUTIONS, INC.

STATEMENTS OF EXPENSES

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED)

	Three Months Ended		Nine Months Ended		From December 18, 2009 (Inception) Thru
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

General & administrative expenses	18,400	4,941	28,870	23,070	93,500

Loss from operations	(18,400)	(4,941)	(28,870)	(23,070)	(93,500)

Other income(expense)
Other income	–	244	–	244	–
Interest expense	–		–	–	(1,319)
Total other income(expense)	–	–	–	–	–

Net loss	$(18,400)	$(4,697)	$(28,870)	(22,826)	(94,819)

Income(Loss) per common share Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are an integral part of the unaudited financial statements

EASTERN WORLD SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED)

	Nine Months		From December 31, 2009 (Inception) thru
	Ended September 30		September 30,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(28,870)	$(22,826)	$(94,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,569)	1,550	–
Accrued expense	–	(699)	1,319
Net cash used in operating activities	(30,439)	(21,975)	(93,500)
Cash Flows From Financing Activities:
Proceeds from notes payable – related parties	–	–	35,000
Payments on notes payable – related parties	–	–	(35,000)
Sale of common stock	–	–	75,100
Advances	18,400	–	18,400
Net cash provided by financing activities	18,400	–	93,500
Net increase(decrease) in cash	(12,039)	(21,975)
Cash at beginning of period	12,039	38,004
Cash at end of period	$–	$16,029	$–
Supplemental schedule of cash flow information:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of the unaudited financial statements

EASTERN WORLD SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

SEPTEMBER 30, 2012

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited consolidated financial statements include the accounts of Eastern World Solutions, Inc. (“Eastern”) and its wholly owned subsidiaries. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. References to "Eastern” the "Company," "we," "us," "our" and "ours" refer to Eastern World Solutions, Inc.

The operating results presented for the three and nine months ended September 30, 2012 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2012.

Eastern World Solutions’ balance sheet information as of December 31, 2011 was derived from the 2011 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Eastern World Solutions, Inc. is an early stage company and was organized to engage in creating, marketing and selling of proprietary engagement marketing technologies and or acquiring complementary technologies and or other companies focused on the development and marketing of such technologies.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $94,819 as of September 30, 2012. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – ADVANCES

During the period ending September 30, 2012 three individuals advanced the Company a total of $18,400. The advances are payable on demand and bear no interest.

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion summarizes the financial position of Eastern World Solutions, Inc. as of September 30, 2012 and should be read in conjunction with the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Company

Eastern World Solutions, Inc. (“Eastern”) is a development stage company and was organized to engage in creating, marketing and selling of proprietary engagement marketing technologies and or acquiring complementary technologies and or other companies focused on the development and marketing of such technologies. References to "Eastern” the "Company," "we," "us," "our" and "ours" refer to Eastern World Solutions, Inc.

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

On September 19, 2012 the officers and directors of the Company resign and were replaced by new officers and directors. As part of the change in officers and directors there was a change in control of the Company. The new officers are in the process of developing a business plan to further the value of the Company. Such a plan includes the seeking out and acquiring a business that would affectively combine with the Company and provide the revenue necessary to continue operations.

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

As of September 30, 2012 we had zero cash and zero working capital. Unless we secure additional debt or equity financing it is unlikely that we will be able to continue operations in which case you may lose your entire investment. We have no commitment for either debt or equity financing. Equity financing may result in significant dilution. Debt financing may be available but on terms unacceptable to the Company.

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

Company Facilities

The Company maintains an office at 3330 South Federal Highway, Suite 220, Boynton Beach, Florida 33435

Results of Operations

During the three and nine months for the period ending September 30, 2012, the Company had a loss of $18,400 and $28,870 as compared to a loss of $4,697 and $22,826 in the same periods of 2011. The larger loss was due to an increase in legal accounting and office expenses in 2012 over the same periods in 2011. Other than these expenses to execute our business plan, no other additional expenses were incurred in the nine months ended September 30, 2012.

Since inception the Company incorporated, hired the attorney, and hired the auditor for the preparation of the registration statement and prepared an internal business plan. Loss since inception is $94,819, all of which is for legal fees, audit fees, filing fees and general office costs. At inception, the Company sold 10,000,000 common shares to its officer and sole director for $100. On December 20, 2010, a public offering was completed selling 1,500,000 shares of common stock at $0.05 per share for total proceeds of $75,000.

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

As of September 30, 2012, there were no assets and $18,400 of liabilities in the Company. Net cash used in operating activities was $30,439 for the nine months ended September 30, 2012 compared to $21,975 for the same period in 2011. Net cash used from inception to September 30, 2012 was $93,500.

Net cash provided from financing activities was $18,400 for the nine months ended September 30, 2012 compared to $0 in the same period in 2011. From inception through September 30, 2012 net cash provided by financing activities was $93,500.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the present time we only have one professional person on our accounting staff. While we believe that at present this is adequate support to professionally and accurately respond to our accounting needs, due to the requirements of COSO which sets standards for accounting and reporting by all companies, we must deem our controls less than adequate. COSO requires, among other things that there is redundancy and review on an internal basis to satisfy minimal standards. While we will soon be able to hire additional staff to satisfy these issues, at this time we are not in the position to do so. Based on an evaluation as of the end of the quarter ended September 30, 2012, our Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, specifically the Chief Executive Officer and Chief Financial Officer and board, as appropriate to allow timely decisions regarding required disclosures.

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

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. MINE SAFETY DISCLOSURE

NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

On June 19, 2012 the Company filed an 8-K relating to the change in officers and directors as well as the change in control of the Company.

On July 10, 2012 the Company filed an 8-K dismissing the accountants and appointing new accountants

ITEM 6. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

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

Eastern World Solutions, INC.

Dated: November 16, 2012	By:	/s/ Jared Robinson
Name Jared Robinson
Title: CEO /Chief Financial Officer

