Form 10-K
period 2012-12-31
EASTERN WORLD SOLUTIONS, INC.
filed 2013-04-12
CIK 1481504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission File Number:   000-54277

EASTERN WORLD SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

3330 South Federal Highway, Suite 220, Boynton Beach, Florida, 33429

(Address of principal executive offices, including zip code.)

(561) 289-4161(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   ☐  Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act ☐  Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☒   No ☐

As of April 12, 2013 total number of shares outstanding is 11,500,000. The aggregate market value of the 2,893,750 shares of voting and non-voting common equity held by non-affiliates of the registrant as of April 9, 2013 was approximately $2,893,750 based upon the closing price of $1.00 per share reported for such date on the Over-the-Counter Bulletin Board maintained by FINRA.  Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

i

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements involve risks and uncertainties and relate to future events or future financial performance.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events.  In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law;, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, “we,” “us,” and “our” refer to Eastern World Solutions, Inc., which is also sometimes referred to as the “Company,” unless the context otherwise requires.  In addition, references to “dollars” and “$” are to United States dollars.

ITEM 1:       BUSINESS

Eastern World Solutions, Inc. is a development stage company and was organized to engage in creating, marketing and selling of proprietary engagement marketing technologies and or acquiring complementary technologies and or other companies focused on the development and marketing of such technologies.

The Company was incorporated in Nevada on December 18, 2009 under the name Encom Group, Inc. The founding management group and Board of Directors planned to develop a website (www.skiwear4you.com) that would offer skiwear at retail prices to customers ordering online.

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

On November 15, 2012 the Company filed an article of change with the State of Nevada changing its name to Eastern World Solutions, Inc.

The Company is a development stage company and currently has no employees.

Offices

The principal executive office is located at 3330 South Federal Highway, Suite 220, Boynton Beach, Florida, 77429.  The office space is currently adequate for our needs.  If we grow and more space is required, we intend to move our operations or rent additional space to supplement our existing facility.

ITEM 1A:        RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B:       UNRESOLVED STAFF COMMENTS

None

ITEM 2:         PROPERTY

None

ITEM 3:        LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4:        MINE SAFETY INFORMATION

None

ITEM 5:        MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock is listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on OTCBB under the symbol “ESRN.” There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

2012
	High Bid	Low Bid
Fourth Quarter:	$0.30	$0.30
Third Quarter:	$0.30	$0.30
Second Quarter:	$0.30	$0.30
First Quarter:	$0.30	$0.30

2011
	High Bid	Low Bid
Fourth Quarter:	$0.30	$0.30
Third Quarter:	$0.30	$0.30
Second Quarter:	$10.01	$0.30
First Quarter:	$0.00	$0.00

Holders

There are 13 holders of record for our common stock.  There are a total of 10,000,000 shares of restricted common stock outstanding of which 4,303,125 are issued to Jared Robinson, chief executive officer and director and 4,303,125 issued to Neil Kleinman the secretary and director of the Company.

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

ITEM 6:        SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7:       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

As of December 31, 2012, our auditors have issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.    Our only other source for cash at this time is investments by others in our company.  We must raise cash to implement our project and begin our operations.

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

Plan of Operation

The Company does not have an operating business and does not have revenue. The Company is in the process of identifying a business that can be combined with the Company and generate on going revenues. As of today the Company has not identified such a business or made any offer to acquire such a business. The Company will continue to seek the right business to acquire and or operate.

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

Results of operations

From Inception on December 18, 2009 to December 31, 2012

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name “skiwear4you.com”. Our loss since inception is $101,452 all of which is for legal fees, audit fees, filing fees and general office costs.  We have not started our proposed business operations. We expected to begin operations 120 days after we complete our public offering, which would have been on or around April 20, 2012, however, as of the date of this report we have not begun operations and are not sure when we will.

For the twelve months ended December 31, 2012 as compared to December 31, 2011

During the year ended December 31, 2012, we had a loss of $35,503 versus a loss of $27,601 for the year ended December 31, 2011.  The larger loss was due to increased legal expenses, audit and filing costs due to the change in control.  Other than these expenses to execute our business plan, no other additional expenses were incurred during 2012.

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

As of December 31, 2012, our total assets were zero and our total liabilities were $25,033.  As of December 31, 2012, we had no cash and negative working capital of $25,033.

ITEM 7A:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

ITEM 9:        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 3, 2012, Eastern World Solutions, Inc., (the “Company”) formally informed MaloneBailey, LLP of their dismissal as the Company’s independent registered public accounting firm.

The reports of MaloneBailey, LLP on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2011 and 2010 contained no adverse opinion or disclaimer of opinion   and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2011 and 2010, and through May 3, 2012, there have been no disagreements with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of MaloneBailey, LLP would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On May 3, 2012 the Company engaged Hein & Associates LLP as its new independent registered public accounting firm.

On July 10, 2012 we receive a letter from Hein & Associates, LLP in which they resigned as the Company’s independent registered public accounting firm.

Hein & Associates, LLP served as the Company’s independent registered public accounting firm from May 3, 2012 through July 10, 2012. There were no disagreements (as defined in Item 304 of Regulation S-K) with Hein & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein & Associates would have caused it to make reference in connection with its opinion to the subject matter of the disagreement.

We provided Hein & Associates with a copy of the above disclosures and requested that Hein & Associates provide us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with such disclosures.

On August 2, 2012 our Board of Directors re-engaged MaloneBailey LLP, as its independent registered public accounting firm.

During the Company’s most recent fiscal year end and the interim periods preceding the engagement of MaloneBailey LLP, and through August 1, 2012 neither the Company nor anyone acting on our behalf, has consulted with MaloneBailey LLP regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement between the Company and Hein & Associates as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A:   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, The Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material The weakness in our internal control over financial reporting which is identified below, which The Company view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

The Company has not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

•	Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Executive Officer. Our President does not possess accounting expertise and our company does not have an audit committee.
•	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Chief Financial Officer and the work is not reviewed by anyone.

These weaknesses are due to the company’s lack of working capital to hire additional staff.  To remedy the material weaknesses, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B:       OTHER INFORMATION

None

PART III

ITEM 10:       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and director

Our officers and sole director will serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until his or his successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and director are set forth below:

Name and Address	Age	Position(s)
Jared Robinson	44	Principal Executive Officer, Treasurer,
3330 South Federal Highway #220		Principal Financial Officer, Principal Accounting
Boynton Beach, FL 77429		Officer and Director

Neil Kleinman		Secretary and Director
3330 South Federal Highway #220
Boynton Beach, FL 77429

Jared Robinson - Chief Executive Officer - Chief Financial Officer, Director

Mr. Robinson has been an officer and director of the Company since June, 2012. In 2002 Jared Robinson founded and operated Alltests Florida, which subsequently was renamed Navicus, Inc. Navicus, which was a full service employment screening firm and provider of Talent Management Software for corporations throughout the world. It was acquired by Pinkerton in 2010. Mr. Robinson was one of the two managing partners of Navicus and oversaw the day to day operations and managed its 25 employees. Since the sale of the company to Pinkerton, Mr. Robinson acted as VP of Sales for Pinkerton until August of 2012. Prior to 2002 Mr. Robinson was VP of Operations for Greene's closed door pharmacy for 4 years. Greene's was a family owned operation that was eventually sold to American Pharmaceutical Services (APS). Greene's sold pre-packaged dispensing systems for prescription drugs to the assisted living community throughout south Florida.

Neil Kleinman – Secretary and Director

Mr. Kleinman has been Secretary and Director of the Company since June 2012. Neil Kleinman is the VP of Corporate Development for Webair Internet Development Corp ("Webair"). Neil's responsibilities include handling all corporate development and corporate finance related matters. Neil has worked in the financial industry for more than 19 years and provides critical and strategic thinking to management.

Prior to Webair, Neil served investment banking roles with Cresta Capital Strategies, New York and Sands Brothers Asset Management, Greenwich, CT, where he collaborated with management of publicly listed and privately held entities to obtain capital and provide strategic guidance on growth alternatives. He also served as Executive Vice President and Treasurer of Interfor, Inc. Interfor specializes in investigations for corporations, law firms and financial institutions. From September 2003 to November 2007, Neil held the role of origination and underwriting for Laurus Capital Management and worked with a distinguished deal team to originate, process, structure and close more than 300 transactions. During his tenure, he managed a variety of outside advisors, provided meaningful support to portfolio companies and the asset base grew from less than $20 million to over $2 billion. It was during this time that Laurus received the MarHedge Award for Best Niche Strategy/Innovative Category (2004) and Absolute Returns Alternative Investment Manager of the Year (2006).

Prior to Laurus, Neil was with Bloomberg, LP from March 2001 to August 2003, on the Chicago sales team. There he sold the Professional Service to a diverse community of buy-side and sell-side firms and worked with the treasury departments of Fortune 500 Illinois-based companies. He served as a Registered Representative for regional and wire house firms and was Principal of his own broker-dealers during the first ten years of his career and specialized in wealth management, defined contribution plans and underwritings.

Neil graduated from the Smeal College of Business, Pennsylvania State University with a Bachelor of Science in Accounting. He currently holds his FINRA Series 7, 63 and 79 licenses

Audit Committee

We do not have an audit committee.

Conflict of Interest

The Officer and Director of the Company will devote most of his time to the Company however; there will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officer and Director to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company’s Officer and Director may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company’s Officer and Director which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s Officer and Director to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company’s other shareholders, rather than their own personal pecuniary benefit.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to our Form 10-K filed with the Securities and Exchange Commission on February 15, 2012.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 to our Form 10-K filed with the Securities and Exchange Commission on February 15, 2012.

Section 16(a) of the Securities Exchange Act of 1934

All officer, directors and owners of 10% or more of our shares of common stock have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11:       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2012 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jared Robinson	2012	0	0	0	0	0	0	0	0
CEO, CFO	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Neil Kleinman	2012	0	0	0	0	0	0	0	0
Secretary	2011		0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Bradley Miller	2012	0	0	0	0	0	0	0	0
President (1)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Nicole Stacy(1)	2012	0	0	0	0	0	0	0	0
Secretary	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
(1)	On June 19, 2012 Mr. Miller and Ms. Stacy resigned as officers of the Company

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of one of our officers and sole director, Jared Robinson, other than as described herein.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.

Director’s Compensation Table

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jared Robinson	0	0	0	0	0	0	0
Neil Kleinman	0	0	0	0	0	0	0

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

		Number of Shares Owned	Percent of
Title of Class	Name and Address of Beneficial Owner	Beneficially	Class Owned

Common Stock:	Jared Robinson, CEO,CFO and Director (1) 3330 South Federal Highway #220 Boynton Beach, FL 33429	4,303,125	37.4%

Common Stock:	Neil Kleinman, Secretary and Director (1) 3330 South Federal Highway #220 Boynton Beach, FL 33249	4,303,125	37..4%

All executive officers and directors as a group (2)		8,606,250	74.8%
(1)	Denotes officer and director
10

Description of Securities

As of April 12, 2013 our authorized capital consists of 100,000,000 shares of common stock, par value $0.00001 per share, of which 11,500,000 shares are issued and outstanding and 100,000,000 shares of preferred stock with a par value of $0.00001 of which none are outstanding.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose.   In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Dividend Policy

As of the date of this Form 10-K, we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends will be at the discretion of our Director and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On June 19, 2012 the Company had a change in control in which new officers and directors were appointed and the previous officers and directors resigned. As part of the change the two new officers and directors each received 4,303,125 shares of common stock from the former officers and directors. The Company did not issue any additional shares as part of the transaction.

During the year ended December 31, 2012 one of the officers advanced the Company $3,926 to pay outstanding obligations of the Company.

ITEM 14:       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants.

	2012	2011
Audit fees	$7,200	9,100
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended December 31, 2012.

PART IV

ITEM 15:      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of February, 2012.

EASTERN WORLD SOLUTIONS INC.
(Registrant)

Date: April 12, 2013	BY:	/S/ JARED ROBINSON
Jared Robinson
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/JARED ROBINSON	President, Principal Executive Officer, Principal	April 12, 2013
Jared Robinson	Financial Officer, Principal Accounting Officer,
Treasurer and Director

/s/NEIL KLEINMAN	Secretary and Director	April 12, 2013
Neil Kleinman

Exhibit Index

Exhibit	Document Description

31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension – Schema.

101.CAL*	XBRL Taxonomy Extension – Calculations.

101.DEF*	XBRL Taxonomy Extension – Definitions.

101.LAB*	XBRL Taxonomy Extension – Labels.

101.PRE*	XBRL Taxonomy Extension – Presentation.

* Filed or furnished herewith.

EASTERN WORLD SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of

Eastern World Solutions, Inc.

(A Development Stage Company)

Boynton Beach, Florida

We have audited the accompanying balance sheets of Eastern World Solutions, Inc. (a development stage company) (the “Company”) as of December 31, 2012 and December 31, 2011 and the related statements of expenses, changes in shareholder’s deficit, and cash flows for the years then ended and the period from December 18, 2009 (inception) through December 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from December 18, 2009 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered continued losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 11, 2013

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31	December 31
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$–	$12,039
TOTAL CURRENT ASSETS	–	12,039
TOTAL ASSETS	$–	$12,039

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable	$6,658	$1,569
Advances	15,079	–
Advances – Related parties	3,296	1,319
TOTAL CURRENT LIABILITIES	25,033	2,888

STOCKHOLDER’S EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.00001 par value; 100,000,000 shares authorized, 11,500,000 shares issued and outstanding as of December 31, 2012 and December 31, 2011	115	115
Additional paid-in capital	76,304	74,985
Accumulated deficit	(101,452)	(65,949)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(25,033)	9,151

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$–	$12,039

The accompanying notes are an integral part of these audited financial statements.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF EXPENSES

	For The Year	For The Year	From December 18
	Ended	Ended	2009 (Inception)
	December 31,	December 31,	to December 31,
	2012	2011	2012

EXPENSES
General and administrative	$35,503	$27,601	$100,133
Total Expenses	35,503	27,601	100,133
LOSS FROM OPERATIONS	(35,503)	(27,601)	(100,133)
OTHER INCOME (EXPENSE)
Interest expense	–	–	(1,319)
Total Other Income (Expense)	–	–	(1,319)
NET LOSS	$(35,503)	$(27,601)	$(101,452)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,500,000	11,500,000

The accompanying notes are an integral part of these audited financial statements.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance, December 18, 2009 (inception)	–	$–	$–	$–	$–
Common stock issued in placement for cash at $0.0001 per share	10,000,000	100	–	–	100
Net loss	–	–	–	(125)	(125)
Balance, December 31, 2009	10,000,000	100	–	(125)	(25)
Common stock issued in placement for cash at $0.05	1,500,000	15	74,985	–	75,000
Net loss	–	–	–	(38,223)	(38,223)
Balance, December 31, 2010	11,500,000	115	74,985	(38,348)	36,752
Net loss	–	–	–	(27,601)	(27,601)
Balance, December 31, 2011	11,500,000	$115	$74,985	$(65,949)	$9,151
Imputed interest	–	–	1,319	–	1,319
Net loss	–	–	–	(35,503)	(35,503)
Balance, December 31, 2012	11,500,000	115	76,304	(101,452)	(25,033)

The accompanying notes are an integral part of these audited financial statements.

EASTERN WORLD SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For The Year	For The Year	From December 18,
	Ended	Ended	2009 (Inception)
	December 31,	December 31,	to December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,503)	$(27,601)	$(101,452)
Adjustments to reconcile net loss to net cash used by operations:
Prepaid expenses and other current assets	–	–	–
Accounts payable	5,089	86	6,658
Accrued liabilities-related party	–	1,319	1,319
Accounts receivable	–	1,550	–
Net cash used by operating activities	(30,414)	(25,965)	(93,475)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	3,296	–	38,296
Proceeds from borrowing	15,079	–	15,079
Proceeds from sales of stock	–	–	75,100
Principal payments on short term debt	–	–	(35,000)
Net cash provided by financing activities	18,375	–	93,475
NET INCREASE IN CASH	(12,039)	(25,965)	–
CASH - Beginning of period	12,039	38,004	–
CASH - End of period	$–	$12,039	$–
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–
Non-cash financing and investing activities:
Imputed interest	$1,319		$1,319

The accompanying notes are an integral part of these audited financial statements.

EASTERN WORLD SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited consolidated financial statements include the accounts of Eastern World Group, Inc. (“Eastern World”) and its wholly owned subsidiaries. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. References to "Eastern World” the "Company," "we," "us," "our" and "ours" refer to Eastern World Group, Inc.

Eastern World Group, Inc. is an early stage company and was organized to engage in creating, marketing and selling of proprietary engagement marketing technologies and or acquiring complementary technologies and or other companies focused on the development and marketing of such technologies.

The Company was incorporated in Nevada on December 18, 2009 under the name Eastern World Group, Inc. The founding management group and Board of Directors planned to develop a website (www.skiwear4you.com) that would offer skiwear at retail prices to customers ordering online.

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

NOTE 2 – GOING CONCERN

The Company has incurred reoccurring losses from inception of $101,452.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 19, 2012 the Company had a change in control in which new officers and directors were appointed and the previous officers and directors resigned. As part of the change the two new officers and directors each received 4,303,125 shares of common stock from the former officers and directors. The Company did not issue any additional shares as part of the transaction.

During 2012, one of the officers advanced the Company $3,296 to pay outstanding obligations of the Company. This amount is unsecured, non-interest bearing, and due on demand.

NOTE 5 – ADVANCES

During 2012, the Company received $15,079 in advances from unrelated parties. This amount is unsecured, non-interest bearing, and due on demand.

NOTE 6 – INCOME TAX

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $101,453 from inception through December 31, 2012 which expires in 2030. The Company has adopted ASC 740, "Accounting for Income Taxes", as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of Company's deferred tax assets liabilities after applying enact corporate income tax rates, are as follows as of:

	December 31,	December 31,
	2012	2011
Deferred income tax asset	$–	$–
Net operating loss carry forward	15,218	9,892
Valuation allowance	(15,218)	(9,892)
Net deferred income tax asset	$–	$–

