Form 10-Q
period 2013-03-31
EASTERN WORLD SOLUTIONS, INC.
filed 2013-05-06
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of common shares of the Company, par value US$ .00001 per share, outstanding at May 3, 2013 was 11,500,000

EASTERN WORLD SOLUTIONS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

INDEX

		Page
	PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
	Balance Sheets (Unaudited) at March 31. 2013 and December 31, 2012	4
	Statements of Expenses (Unaudited) for the Three Months ended March 31, 2013 and March 31, 2012 and the period from December 18, 2009 (inception) through March 31, 2013	5
	Statements of Cash Flows (Unaudited) for the Three Months ended March 31, 2013 and March 31, 2012 and the period from December 18, 2009 (inception) through March 31, 2013	6
	Notes to the Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures about Market Risk	10
Item 4	Controls and Procedures	10

	PART II – OTHER INFORMATION
Item 1	Legal Proceedings	11
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	Defaults Upon Senior Securities	11
Item 4	Mine Safety Disclosures	11
Item 5	Other Information	11
Item 6	Exhibits	11

	Signature	12

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

ITEM 1. FINANCIAL INFORMATION

PART 1. FINANCIAL STATEMENTS

EASTERN WORLD SOLUTIONS, INC.

BALANCE SHEETS

(A DEVELOPMENT STAGE COMPANY)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$4,469	$6,658
Accrued liabilities- related party	3,296	3,296
Advances	21,487	15,079
Total current liabilities	29,252	25,033

Stockholders’ deficit
Preferred stock $0.00001 par value: 100,000,000 shares Authorized, none issued and outstanding	–	–
Common stock, $0.00001 par value 100,000,000 shares authorized, 11,500,000 issued and outstanding	115	115
Additional paid-in capital	76,304	76,304
Accumulated deficit	(105,671)	(101,452)
Total stockholders’ deficit	(29,252)	(25,033)

Total liabilities and stockholders’ deficit	$–	$–

The accompanying notes are an integral part of the unaudited financial statements

EASTERN WORLD SOLUTIONS, INC.

STATEMENTS OF EXPENSES

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED)

	Three Months Ended		From December 18, 2009 (Inception)
	March 31,		Thru March 31
	2013	2012	2013

General & administrative expenses	4,219	8,783	104,352

Loss from operations	(4,219)	(8,783)	(104,352)

Other income (expense)
Interest expense	–		(1,319)
Total other income (expense)	–	–	–

Net loss	$(4,219)	$(8,783)	(105,671)

Income (Loss) per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	11,500,000	11,500,000

The accompanying notes are an integral part of the unaudited financial statements

EASTERN WORLD SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED)

	Three Months Ended		From December 18, 2009 (Inception)
	March 31,		Thru March 31
	2013	2012	2013

Cash Flows From Operating Activities:
Net loss	$(4,219)	$(8,783)	$(105,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(2,189)	(2,888)	4,469
Accrued expense	–	–	1,319
Net cash used in operating activities	(6,408)	(11,671)	(99,883)

Cash Flows From Financing Activities:
Proceeds from notes payable – related parties	–	–	38,296
Payments on notes payable – related parties	–	–	(35,000)
Sale of common stock	–	–	75,100
Advances	6,408	–	21,487
Net cash provided by financing activities	6,408	–	99,883

Net increase (decrease) in cash	–	(11,671)
Cash at beginning of period	–	12,039
Cash at end of period	$–	$368	$–
Supplemental schedule of cash flow information:
Interest paid	$–	$–
Income taxes paid	$–	$–
Supplemental Disclosure of Non-Cash Activity:
Software license obtained through assumption of note	$–	$150,000	$150,000

The accompanying notes are an integral part of the unaudited financial statements

EASTERN WORLD SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

March 31, 2013

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited consolidated financial statements include the accounts of Eastern World Solutions, Inc. (“Eastern”) and its wholly owned subsidiaries. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. References to “the Company,” “we,” “us,” “our” and “ours” refer to Eastern World Solutions, Inc. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

The operating results presented for the three months ended March 31, 2013 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2013.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $105,671 as of March 31, 2013. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – ADVANCES

During the period ending March 31, 2013, three individuals advanced the Company a total of $24,783. The advances are payable on demand and bear no interest. Of this amount, $3,296 was due to a related party.

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion summarizes the financial position of Eastern World Solutions, Inc. as of March 31, 2013 and should be read in conjunction with the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

As of March 31, 2013 we had zero cash and zero working capital. Unless we secure additional debt or equity financing it is unlikely that we will be able to continue operations in which case you may lose your entire investment. We have no commitment for either debt or equity financing. Equity financing may result in significant dilution. Debt financing may be available but on terms unacceptable to the Company.

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

 Under the Agreement, and in order to effect the purpose of the Agreement, the Company assigned to Eastern World Solutions, Inc. (i) the business concept and business plan developed by AQMEN Family Holdings, LLC originally acquired under an agreement dated March 27, 2012, (ii) the license agreement entered into by the Company with Motion Notes, LLC on March 27, 2012 and (iii) the Purchase Option Agreement entered into by the Company with Whiteboard Labs, LLC on March 27, 2012. Encom Corporation will indemnify the Company for any liabilities or expenses in regard to the assets assigned or any obligations under such assets.

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

Company Facilities

The Company maintains an office at 3330 South Federal Highway, Suite 220, Boynton Beach, Florida

Results of Operations

During the three months for the period ending March 31, 2013, the Company had a loss of $4,219 compared to a loss of $8,783 in the same period of 2012. The smaller loss was due to lower cost of legal accounting and no office expenses in 2013 over the same period in 2012. Other than these expenses to execute our business plan, no other additional expenses were incurred in the three months ended March 31, 2013.

Since inception the Company incorporated, hired the attorney, and hired the auditor for the preparation of the registration statement and prepared an internal business plan. Loss since inception is $105,671, all of which is for legal fees, audit fees, filing fees and general office costs. At inception, the Company sold 10,000,000 common shares to its officer and sole director for $100. On December 20, 2010, a public offering was completed selling 1,500,000 shares of common stock at $0.05 per share for total proceeds of $75,000.

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

As of March 31, 2013, there were no assets and $29,252 of liabilities in the Company. Net cash used in operating activities was $6,408 for the three months ended March 31, 2013 compared to $11,671 for the same period in 2012. Net cash used from inception to March 31, 2013 was $99,883-.

Net cash provided from financing activities was $6,408 for the three months ended March 31, 2013 compared to $0 in the same period in 2012. From inception through March 31, 2013 net cash provided by financing activities was $99,883.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the present time we only have one professional person on our accounting staff. While we believe that at present this is adequate support to professionally and accurately respond to our accounting needs, due to the requirements of COSO which sets standards for accounting and reporting by all companies, we must deem our controls less than adequate. COSO requires, among other things that there is redundancy and review on an internal basis to satisfy minimal standards. While we will soon be able to hire additional staff to satisfy these issues, at this time we are not in the position to do so. Based on an evaluation as of the end of the quarter ended March 31, 2013t we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, specifically the Chief Executive Officer and Chief Financial Officer and board, as appropriate to allow timely decisions regarding required disclosures.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of March 31, 2013. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded and determined that our internal controls over financial reporting, and therefore our disclosure controls and procedures, are ineffective in timely alerting them to material information required to be included in our periodic SEC filings and does not ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In order to remediate these material weaknesses management plans to retain accounting and financial consultants and hire additional accounting staff later in 2013 to assist in the design and implementation of processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP.

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

EASTERN WORLD SOLUTIONS, INC.

Dated: May 6, 2013	By:	/s/ Jared Robinson
Name Jared Robinson
Title: CEO /Chief Financial Officer

