Form 10-Q
period 2013-09-30
Banjo & Matilda, Inc.
filed 2013-11-13
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

BANJO & MATILDA, INC.

(Exact Name of Company as Specified in Charter)

Nevada	000-54277	27-1519178
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3330 South Federal Highway, Suite 220, Boynton Beach, Florida	77429
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code:	(561) 289-4161

Eastern World Solutions, Inc.

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of common shares of the Company, par value US$ .00001 per share, outstanding at November 13, 2013 was 11,500,000.

BANJO & MATILDA, INC.

fka Eastern World Solutions Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

		Page
	PART I – FINANCIAL INFORMATION

Item 1	Financial Statements
	Balance Sheets (Unaudited) at September 30. 2013 and December 31, 2012	4
	Statements of Expenses (Unaudited) for the Three and Nine Months ended September 30, 2013 and September 30, 2012 and the period from December 18, 2009 (inception) through September 30, 2013	5
	Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2013 and September 30, 2012 and the period from December 18, 2009 (inception) through September 30, 2013	6
	Notes to the Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures about Market Risk	10
Item 4	Controls and Procedures	11

	PART II – OTHER INFORMATION

Item 1	Legal Proceedings	11
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	Defaults Upon Senior Securities	11
Item 4	Mine Safety Disclosures	11
Item 5	Other Information	12
Item 6	Exhibits	12

	Signature	12

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BANJO & MATILDA, INC

fka Eastern World Solutions Inc.

BALANCE SHEETS

(A DEVELOPMENT STAGE COMPANY)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,868	$6,658
Accrued liabilities- related party	3,296	3,296
Advances	31,664	15,079
Total current liabilities	37,828	25,033

Stockholders’ deficit
Preferred stock $0.00001 par value: 100,000,000 shares Authorized, none issued and outstanding	–	–
Common stock, $0.00001 par value 100,000,000 shares authorized, 11,500,000 issued and outstanding	115	115
Additional paid-in capital	76,304	76,304
Accumulated deficit	(114,247)	(101,452)
Total stockholders’ deficit	(37,828)	(25,033)

Total liabilities and stockholders’ deficit	$–	$–

The accompanying notes are an integral part of the unaudited financial statements.

BANJO & MATILDA, INC.

fka Eastern World Solutions Inc.

STATEMENTS OF EXPENSES

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED)

	Three Months Ended		Nine Months Ended		From December 18, 2009 (Inception) Thru
	September 30,		September 30,		September 30
	2013	2012	2013	2012	2013

General & administrative expenses	3,868	18,400	12,795	28,870	112,928

Loss from operations	(3,868)	(18,400)	(12,795)	(28,870)	(112,928)

Other income (expense)	–		–	–
Interest expense	–		–		(1,319)
Total other income (expense)	–	–	–	–	(1,319)

Net loss	$(3,868)	$(18,400)	$(12,795)	$(28,870)	$(114,247)

Income (Loss) per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	11,500,000	11,500,000	11,500,000	11,500,000

The accompanying notes are an integral part of the unaudited financial statements.

BANJO & MATILDA, INC

fka Eastern World Solutions Inc.

STATEMENTS OF CASH FLOWS

(A DEVELOPMENT STAGE COMPANY)

(UNAUDITED)

	Nine Months		From December 18, 2009 (Inception) thru
	Ended September 30,		September 30,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(12,795)	$(28,870)	$(114,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(3,790)	(1,569)	2,868
Advances	16,585	–
Accrued expense	–	–	1,319

Net cash used in operating activities	–	(30,439)	(110,060)

Cash Flows From Financing Activities:
Proceeds from notes payable – related parties	–	–	38,296
Payments on notes payable – related parties	–	–	(35,000)
Sale of common stock	–	–	75,100
Advances	–	18,400	31,664

Net cash provided by financing activities	–	18,400	110,060

Net increase (decrease) in cash	–	(12,039)	–
Cash at beginning of period	–	12,039	–
Cash at end of period	$–	$–	$–
Supplemental schedule of cash flow information:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of the unaudited financial statements.

BANJO & MATILDA, INC.

fka Eastern World Solutions Inc.

NOTES TO THE FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

September 30, 2013

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements of Banjo & Matilda, Inc. (fka Eastern Wrold Solutions, Inc.) have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. References to "” the "Company," "we," "us," "our" and "ours" refer to Banjo & Matilda, Inc. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

The Company was incorporated in Nevada on December 18, 2009 under the name Eastern World Group, Inc. On September 24, 2013, the Company’s name was changed to Banjo & Matilda, Inc.

The operating results presented for the nine months ended September 30, 2013 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2013.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $114,247 as of September 30, 2013. Unless profitability and increase in shareholders’ equity continues, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – ADVANCES

During the period ending September 30, 2013, two individuals advanced the Company a total of $16,585. The advances are payable on demand and bear no interest. As of September 30, 2013, $31,664 is due to the lenders.

NOTE 4 – ADVANCES- RELATED PARTY

As of September 30, 2013, $3,296 is due to a related party. This amount is unsecured, noninterest bearing, and due on demand.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion summarizes the financial position of Banjo & Matilda, Inc. as of September 30, 2013 and should be read in conjunction with the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Company

Banjo & Matilda, Inc. (“Banjo”) (fka Eastern World Solutions, Inc.) is a development stage company and was organized to engage in creating, marketing and selling of proprietary engagement marketing technologies and or acquiring complementary technologies and or other companies focused on the development and marketing of such technologies. References to "Banjo” the "Company," "we," "us," "our" and "ours" refer to Banjo & Matilda, Inc.

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

As of September 30, 2013 we had zero cash and zero working capital. Unless we secure additional debt or equity financing it is unlikely that we will be able to continue operations in which case you may lose your entire investment. We have no commitment for either debt or equity financing. Equity financing may result in significant dilution. Debt financing may be available but on terms unacceptable to the Company.

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

Company Facilities

The Company maintains an office at 3330 South Federal Highway, Suite 220, Boynton Beach, Florida

Results of Operations

During the three and nine months for the period ending September 30, 2013, the Company had loss of $3,868 and $12,795 compared to a loss of $18,400 and $28,870 in the same periods in 2012. The smaller loss was due to lower cost of accounting and filing fees plus no office expenses in 2013 over the same period in 2012. Other than these expenses to execute our business plan, no other additional expenses were incurred in the three and nine months ended September 30, 2013.

Since inception the Company incorporated, hired the attorney, and hired the auditor for the preparation of the registration statement and prepared an internal business plan. Loss since inception is $114,247, all of which is for legal fees, audit fees, filing fees and general office costs. At inception, the Company sold 10,000,000 common shares to its officer and sole director for $100. On December 20, 2010, a public offering was completed selling 1,500,000 shares of common stock at $0.05 per share for total proceeds of $75,000.

Liquidity and capital resources

The Company has yet to generate any revenues from business operations. The Company issued 10,000,000 shares of common stock through an exemption from registration contained in Section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. On December 20, 2010, the Company sold 1,500,000 common shares through a public offering and raised $75,000.

As of September 30, 2013, there were no assets and $37,828 of liabilities in the Company. Net cash used in operating activities was $0 for the nine months ended September 30, 2013 compared to $30,439 for the same period in 2012. Net cash used from inception to September 30, 2013 was $110,060.

Net cash provided from financing activities was $0 for the nine months ended September 30, 2013 compared to $18,400 in the same period in 2012. From inception through September 30, 2013 net cash provided by financing activities was $93,475.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the present time we only have one professional person on our accounting staff. While we believe that at present this is adequate support to professionally and accurately respond to our accounting needs, due to the requirements of COSO which sets standards for accounting and reporting by all companies, we must deem our controls less than adequate. COSO requires, among other things that there is redundancy and review on an internal basis to satisfy minimal standards. While we will soon be able to hire additional staff to satisfy these issues, at this time we are not in the position to do so. Based on an evaluation as of the end of the quarter ended September 30, 2013 we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, specifically the Chief Executive Officer and Chief Financial Officer and board, as appropriate to allow timely decisions regarding required disclosures.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of September 30, 2013. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded and determined that our internal controls over financial reporting, and therefore our disclosure controls and procedures, are ineffective in timely alerting them to material information required to be included in our periodic SEC filings and does not ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. MINE SAFETY DISCLOSURE

NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

On October 1, 2013 the Company filed an information statement to inform the shareholders a change in the majority of the Board without the vote of the shareholders t will occur in connection with a share exchange transaction pursuant to a letter of intent entered into on July 12, 2013 with Banjo & Matilda Pty Ltd, an Australian corporation (“Banjo & Matilda”). The Company will acquire all of the issued and outstanding shares of Banjo & Matilda from its shareholders in exchange for the issuance to the Banjo & Matilda shareholders of 18,505,539 shares of the Company’s common stock. As a condition to the closing the share exchange, the Company is required to declare and pay a stock dividend of four shares of common stock for every one share of common stock owned by stockholders of record at the close of business on October 3, 2013. The stock dividend will increase the number of issued and outstanding shares from 11,500,000 shares to 57,500,000 shares. The Company’s majority shareholder, Bradley Miller, has agreed to contribute to capital of the Company, prior to the closing of the share exchange, his 49,569,055 shares of the Company’s common stock. As a result, after the closing of the share exchange the Company will have 26,436,484 shares issued and outstanding. As of September 30, 2013 and the date of filing, the transaction had not closed.

ITEM 6. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10Q. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
101.INS	XBRL Instance Document	*
101.SCH	XBRL Schema Document	*
101.CAL	XBRL Calculation Linkbase Document	*
101.DEF	XBRL Definition Linkbase Document	*
101.LAB	XBRL Label Linkbase Document	*
101.PRE	XBRL Presentation Linkbase Document	*

_______________________

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Banjo & Matilda, Inc.

Dated: November 13, 2013	By:	/s/ Jared Robinson
Name Jared Robinson
Title: CEO /Chief Financial Officer

