Form 10-Q
period 2013-12-31
Banjo & Matilda, Inc.
filed 2014-02-21
CIK 1481504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _____________.

Commission File Number 000-54277

BANJO & MATILDA, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1519178
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

76 William Street
Paddington NSW 2021
Australia
 (Address of principal executive offices and zip code)

+61 2 8069-2665
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 14, 2014, the Registrant had outstanding 27,836,484 shares of common stock.

BANJO & MATILDA, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to statements regarding projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Current Report on Form 8-K filed on November 18, 2013.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by the federal securities laws, we undertake no obligation to update forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART I  FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(UNAUDITED)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet	5

Consolidated Statement of Operations and Comprehensive Income (Loss)	6

Consolidated Statement of Cash Flows	7

Notes to Consolidated Financial Statements	8

BANJO & MATILDA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,160	$11,104
Trade receivables, net	213,676	11,120
Inventory	585,792	329,598
Other assets	132,519	78,505
TOTAL CURRENT ASSETS	959,147	430,327

NON-CURRENT ASSETS
Intangible assets	44,171	43,310
Other receivable	106,919	142,658
Property, plant and equipment	7,889	7,324
TOTAL NON-CURRENT ASSETS	158,979	193,292

TOTAL ASSETS	$1,118,126	$623,619

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade and other payables	$381,041	$395,802
Trade financing	217,220	93,968
Accrued interest	18,928	13,063
Loan payable	184,109	-
TOTAL CURRENT LIABILITIES	801,298	502,833

NON-CURRENT LIABILITIES
Loan from related parties	256,149	293,640
TOTAL NON-CURRENT LIABILITIES	256,149	293,640

TOTAL LIABILITIES	1,057,447	796,473

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and 1,000,000 and 0 shares issued and outstanding, respectively	10	-
Common stock, $0.00001 par value, 100,000,000 shares authorized and 27,036,484 and 18,505,539 shares issued and outstanding, respectively	270	185
Additional paid in capital	666,282	246,396
Other accumulated comprehensive gain	56,564	51,106
Accumulated deficit	(662,447)	(470,541)
TOTAL STOCKHOLDERS' EQUITY	60,679	(172,854)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,118,126	$623,619

The accompanying notes are an integral part of these financial statements

BANJO & MATILDA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	Three Monthed Ended		Six Monthed Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Revenue	$426,015	$192,060	$955,229	$792,479
Cost of sales	242,683	101,802	584,976	470,093
Gross profit	183,332	90,258	370,253	322,386

Payroll and employee related expenses	118,120	77,578	200,357	124,467
Administration expense	30,395	32,723	63,047	62,046
Marketing expense	39,291	11,811	60,231	24,412
Occupancy expenses	27,106	12,457	36,590	24,926
Depreciation and amortization expense	3,276	2,323	6,507	4,649
	218,188	136,892	366,732	240,500
Income from operations	(34,856)	(46,634)	3,521	81,886

Other Income (Expense)
Other income	-	(6)	-	13,735
Other expenses	(99,138)	-	(99,138)	-
Finance costs	(44,755)	(34,951)	(96,289)	(74,109)
Total Other Expense	(143,893)	(34,957)	(195,427)	(60,374)

(Loss) income before income tax	(178,749)	(81,591)	(191,906)	21,512

Provision for income taxes	-	-	-	-

Net (loss) income	(178,749)	(81,591)	(191,906)	21,512

Other comprehensive income
Foreign currency translation	9,081	396	5,458	(10,214)

Comprehensive (loss) income	$(169,668)	$(81,195)	$(186,448)	$11,298

Net (loss) income per share from net (loss) income
Basic	$(0.008)	$(0.004)	$(0.009)	$0.001
Diluted	$(0.008)	$(0.004)	$(0.009)	$0.001

Weighted average number of shares outstanding:
Basic	23,089,880	18,505,539	21,679,314	18,505,539
Diluted	23,089,880	18,505,539	21,679,314	18,505,539

The accompanying notes are an integral part of these financial statements

BANJO & MATILDA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	2013	2012

Net (loss) income	$(191,906)	$21,512
Adjustments to reconcile net (loss) income to net cash
used in operating activities:

Depreciation and amortization	6,507	4,649

(Increase) / decrease in assets:
Trade receivables	(210,669)	15,532
Inventory	(275,783)	(50,781)
Other assets	(58,411)	(27,315)
Other receivable	32,896	16,577
Increase/ (decrease) in current liabilities:
Trade payables and other liabilities	1,767	(36,478)
Deposits payable	-	(62,515)
Net cash used in operating activities	(695,599)	(118,819)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(5,160)	(15,002)
Purchase of property, plant and equipment	(4,325)	-
Net cash used in investing activities	(9,485)	(15,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of stock	120,000	-
Loans, net	472,444	111,884
Net trade financing	130,767	33,783
Net cash provided by financing activities	723,211	145,667

Effect of exchange rate changes on cash and cash equivalents	(2,071)	67

Net (decrease) / increase in cash and cash equivalents	16,056	11,913

Cash and cash equivalents at the beginning of the period	11,104	4,061

Cash and cash equivalents at the end of the period	$27,160	$15,974

SUPPLEMENTAL DISCLOSURES:

Conversion of debt to equity	$338,083	$-

Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$44,838	$10,626

The accompanying notes are an integral part of these financial statements

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

Banjo and Matilda, Inc. was incorporated in Nevada on December 18, 2009 under the name Eastern World Group, Inc. On September 24, 2013, its name was changed to Banjo & Matilda, Inc.

On November 14, 2013, Banjo & Matilda, Inc., entered into a Share Exchange Agreement (the “Exchange Agreement”) with Banjo & Matilda, Pty Ltd., a corporation formed under the laws of Australia (the “Company”) and the shareholders of the Company. Pursuant to the Exchange Agreement, at the closing of the transaction contemplated thereunder (the “Transaction”), the Company became a wholly-owned subsidiary of Banjo & Matilda, Inc.

Banjo & Matilda Pty Ltd. was incorporated under the laws of Australia on May 27, 2009 and manufactures and sells cashmere fashion. Headquartered at Bondi Beach, the Aussie lifestyle of sun, sand and surf resonates innately with this label and its philosophy of low maintenance, style and comfort.

The ultra-soft cashmere staples, pairing simplicity with cool sophistication has rapidly gained loyal customers worldwide positioning the label as the ‘go-to’ for contemporary cashmere products.

Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Banjo & Matilda Pty Ltd. for the net monetary assets of the Banjo & Matilda, Inc. accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under share reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Banjo & Matilda, Inc. are those of the legal acquiree, Banjo & Matilda Pty Ltd., which is considered to be the accounting acquirer. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at fair value.

(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim financial statements should be read in conjunction with the audited annual financial statements for the years ended June 30, 2013 and 2012. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. Accordingly, the results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the full year.

Exchange Gain (Loss)
During the three and six months ended December 31, 2013 and 2012, the transactions of the Company were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)
The accounts of the Company were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity. There were no significant fluctuations in the exchange rate for the conversion of AUD to USD after the balance sheet date.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Reportable Segment
The Company has one reportable segment. The Company’s activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

Liquidity Matters
Based upon its current projection of revenue, management believes that its current cash position and available financing provide sufficient resources and operating flexibility through at least the next twelve months. However, there can be no assurance that projected revenue growth and improvement in operating results will occur or that the Company will successfully implement its plans. In the event cash flow from operations is not sufficient, additional sources of financing will be required in order to maintain the Company’s current operations. Whereas management believes it will have access to other financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis or at all.

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Cost of Sales
Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), shipping, importation duties and charges, third party royalties, and product sampling.

Operating Overhead Expense
Operating overhead expense consists primarily of payroll and benefit related costs, rent, depreciation and amortization, professional services, and meetings and travel.

Income Taxes
The Company utilizes FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

At December 31, 2013 and 2012, the Company had not taken any significant uncertain tax positions on its tax returns for 2012 and prior years or in computing its tax provision for 2013.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base across many markets, predominantly Australia, United States of America, United Kingdom, Europe and the Middle East. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. In addition, Receivables that are factored through the Company’s Receivable finance facility are guaranteed by the finance company that further mitigates Credit Risk.

Risks and Uncertainties
The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Equivalents
Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2013 and June 30, 2013, the Company had $27,160 and $11,104 in cash in Australia and not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There were no allowances for doubtful accounts as of December 31, 2013 and June 30, 2013.

Inventory
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of December 31, 2013 and June 30, 2013, inventory only consisted of the following:

	December 31, 2013	June 30, 2013
Work in progress	$160,552	$124,492
Finished goods	412,927	194,324
Raw materials	12,313	10,782

	$585,792	$329,598

Property, Plant & Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three to 10 years; computer equipment, two to three years; buildings and improvements, five to 15 years; leasehold improvements, two to 10 years; and furniture and equipment, one to five years.

As of December 31, 2013 and June 30, 2013, Plant and Equipment consisted of the following:

	December 31, 2013	June 30, 2013
Plant and Equipment	$25,398	$21,855
Accumulated Depreciation	(17,509)	(14,531)

	$7,889	$7,324

Depreciation was $2,180 and $1,516 for three months ended December 31, 2013 and 2012, respectively.

Depreciation was $3,527 and $2,970 for six months ended December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments
For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of December 31, 2013 and June 30, 2013, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Earnings Per Share (EPS)
Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

The following table sets for the computation of basic and diluted earnings per share for three and six months ended December 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Basic and Diluted:
Net (loss) income	$(178,749)	$(81,591)	$(191,906)	$21,512

Weighted average number of shares in computing basic and diluted net (loss) income

Basic	23,089,880	18,505,539	21,679,314	18,505,539
Diluted:	23,089,880	18,505,539	21,679,314	18,505,539

Net (loss) income per share
Basic and diluted:	$(0.008)	$(0.004)	$(0.009)	$0.001

Intangible Assets
The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.

Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of December 31, 2013.

Recently Issued Accounting Pronouncements
In July 2013, the FASB issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This accounting standard will be effective for the Company beginning June 1, 2014; early adoption is permitted. The Company has early adopted this guidance and the adoption did not have a material impact on the Company's consolidated financial position or results of operations.

Note 3 – OTHER ASSETS

Other assets consist of the following as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
VAT paid	$67,547	$68,168
Prepaid and other assets	64,972	10,337

	$132,519	$78,505

Note 4 – OTHER RECEIVABLE

Other assets consist of the following as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Development grant	$106,919	$98,792
Other receivable	-	43,866

	$106,919	$142,658

Note 5 – INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Website	$50,991	$47,371
Accumulated amortization	(6,820)	(4,061)

	$44,171	$43,310

The intangible assets are amortized over 1 to 10 years. Amortization expense was $1,090 and $807 for the three months ended December 31, 2013 and 2012 respectively.

Amortization expense was $2,980 and $1,679 for the six months ended December 31, 2013 and 2012 respectively.

Note 6 – TRADE AND OTHER PAYABLES

As of December 31, 2013 and June 30, 2013, trade and other payable are comprised of the following:

	December 31, 2013	June 30, 2013
Trade payable	$283,463	$334,776
Employee benefits	40,431	33,085
Other liabilities	57,147	27,941

	$381,041	$395,802

Note 7 – TRADE FINANCING

The Company has a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $150,000 at an interest rate of 20.95% per annum. As of December 31, 2013 and June 30, 2013, the Company had outstanding balances of $137,553 and $93,968, respectively.

The Company entered into a trade financing agreement with a financial institution in New York with a maximum limit of sixty five percent of the accounts receivable at an interest rate of 1/40 of one percent per day. As of December 31, 2013 and June 30, 2013, the Company had outstanding balances of $79,667 and $0, respectively.

Note 8 – LOANS

In November 2013, the company entered into a short term loan arrangements totalling AUD $100,000 with a shareholder of the Company. Terms of the note were interest rate at 15% per annum or .0329% per day due 30 days from the loan date. The short term note was converted into a 30 day callable convertible note in January 2014. Interest expense on the loan was $1,668 during the six months ended December 31, 2013.

In December 2013, the company entered into a short term loan arrangements totalling $100,000 with an individual. Terms of the note were interest rate at 15% per annum or .0329% per day due 30 days from the loan date. No interest expense was incurred for this loan during the six months ended December 31, 2013.

Related Party Loans

The Company has loans payable in the amount of $256,149 and $293,640 to a shareholder of the Company as of December 31, 2013 and June 30, 2013, respectively. Interest is at three percent (3%) per annum. Interest expense on these loans for the six months ended December 31, 2013 and 2012 was $4,809 and $4,091, respectively.

	December 31, 2013	June 30, 2013
Related party loan	$256,149	$293,640

	$256,149	$293,640

Note 9 – STOCKHOLDERS’ EQUITY

Preferred Stock
Pursuant to an Employment Agreement (the “Agreement”) with the Chief Executive Officer on November 15, 2013, The Company issued 1,000,000 undesignated shares of Preferred Stock each having a par value of $0.00001. The preferred shares shall be entitled to 100 votes to every one share of common stock. The Preferred Shares shall only valid during the term of this Agreement. At the end of the Agreement, November 15, 2016, the shares shall be cancelled and returned to Treasury and the Executive shall have no preferential voting rights. If this Agreement is renewed the preferred shares remain the Executives.

Common Stock
Pursuant to the Exchange Agreement on November 14, 2013, the Company issued 18,505,539 Common Stock, par value $0.00001 per share for the acquisition of Banjo & Matilda, Pty Ltd.

On November 22, 2013, the Company agreed to issue 250,000 shares of the Company stock for $50,000 or $0.20 per share to an individual investor.

On November 27, 2013, the Company agreed to issue 250,000 shares of the Company stock for $50,000 or $0.20 per share to an individual investor.

On December 2, 2013, the Company agreed to issue 100,000 shares of the Company stock for $20,000 or $0.20 per share to an individual investor.

Note 10 – INCOME TAX

The following is a reconciliation of the provision for income taxes as the US federal income tax rate to the income taxes reflected in the Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2013 and 2012, respectively:

Three Months Ended December 31, 2013 and 2012:

December 31, 2013	U.S.	State	International	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

December 31, 2012	U.S.	State	International	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	2013	2012

US statutory tax rate (benefit)	34%	34%
Tax rate difference	(4)%	(4)%
Net operating loss	(30)%	(30)%

Tax expense at actual rate	-%	-%

The following is a reconciliation of income tax expense:

Six Months Ended December 31, 2013 and 2012:

December 31, 2013	U.S.	State	International	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

December 31, 2012	U.S.	State	International	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	2013	2012

US statutory tax rate (benefit)	34%	34%
Tax rate difference	(4)%	(4)%
Net operating loss	(30)%	(30)%

Tax expense at actual rate	-%	-%

Note 11 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through February 13, 2014 for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

•
On January 12, 2014, the Company received $250,000 from Raymond Key in consideration of its Secured Convertible Note in the principal amount of $250,000 (the “Convertible Note”). The Convertible Note bears interest at the rate of 9% per annum and is due on the first anniversary of the date of issuance, January 12, 2015.

All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of thirty cents ($0.30) per share, provided that if the Volume Weighted Average Price (VWAP) for the 30 days immediately preceding the receipt of a conversion notice is less than sixty cents ($.60) per share, the conversion price shall be reduced to twenty cents ($.20) per share.

•
The Company and Mr. Macpherson and Ms. Macpherson have agreed that the shares issuable pursuant to their employment agreements will not be delivered to them until such time as each of them and the Company have determined that this is an appropriate and tax means of compensating them for their efforts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited financial statements and the related notes included elsewhere in this report and with the financial statements and notes thereto for as at and the year ended June 30, 2013 included in the Company’s Current Report on Form 8-K filed on November 18, 2013.This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Company background

On November 14, 2013, we, then known as Banjo & Matilda, Inc., a Nevada corporation, consummated a Share Exchange Agreement (the “Share Exchange”) with Banjo & Matilda Pty Ltd, a corporation organized under the laws of Australia (“Banjo & Matilda”) and the shareholders of Banjo & Matilda (“B&M Shareholders”). Pursuant to the Exchange Agreement, we acquired 100% of the issued and outstanding capital stock of Banjo & Matilda, making it our wholly-owned subsidiary.

The Share Exchange was accounted for as a recapitalization of Banjo & Matilda effected by a share exchange, where Banjo & Matilda is considered the acquirer for accounting and financial reporting purposes. Consequently, the historical consolidated financial statements of Bano & Matilda, the Australian entity, are now the historical financial statements of Banjo & Matilda, Inc., the reporting company. The net assets and liabilities of Banjo & Matilda, Inc., as of the date of the consummation of the Share Exchange were brought forward at their book value and no goodwill was recognized. Unless the context otherwise requires, references herein to “we,” “us, “our company” and the like, for periods prior to the consummation of the Share Exchange should be understood to be references to Banjo & Matilda, the Australian entity and, from and after the consummation of the Share Exchange to the ongoing reporting company and its subsidiaries.

Founded in 2008 by Sydney designer Belinda Storelli Macpherson and her husband, Ben Macpherson, Banjo & Matilda designs, manufactures, sells and distributes premium contemporary luxury knitwear. The products principally consist of cashmere products targeted at the premium contemporary knitwear category. Knitwear represents approximately 30% of all apparel sales in the Northern Hemisphere, and there are a limited number of knitwear only brands in comparison to general apparel brands. By focusing exclusively on this market the company will have a large global sales opportunity.

The Company does not own any manufacturing facilities and relies upon third party contract manufacturers, mainly in China, to produce the products. The products are distributed and sold online through the company’s e-commerce store, www.banjoandmatilda.com, through major department stores and independent retailers, and through the Company’s own branded store. The brand and sales has experienced strong and consistent year-on-year revenue growth.

Revenues are largely determined by the volume of products sold, and the ability to sell these products timely and at full, as opposed to discounted prices. Cost of sales is largely determined by the price paid to have products manufactured, which, in turn, is determined by the quality of the fabrics used in the products and the intricacies of the manufacturing process. In addition to the cost of sales, profitability is determined by the volume of sales and gross profit generated to support overhead items such as marketing, payroll, administration, personnel and occupancy expenses, and the cost of financing used to increase sales.

Results of Operations

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the three and six months ended December 31, 2013 and December 30, 2012. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end. In the discussion below, the three and six month periods ended December 31, 2013 are referred to as the 2nd Qtr 2014 and the 1st Half 2014, and comparable periods in prior fiscal years are correspondingly designated.

The accounts of Banjo & Matilda are maintained, and its consolidated financial statements are expressed, in Australian dollars. Such financial statements were translated into United States Dollars with the Australian Dollar as the functional currency to prepare the consolidated financial statements included in this Report. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

Three months ended December 31, 2013 and 2012

	Three Monthed Ended		Dollar	Percentage
	December 31, 2013	December 31, 2012	Increase (Decrease)	Increase (Decrease)

Revenue	$426,015	$192,060	$233,955	122%
Cost of sales	242,683	101,802	140,881	138%
Gross profit	183,332	90,258	93,074	103%

Payroll and employee related expenses	118,120	77,578	40,542	52%
Administration expense	30,395	32,723	(2,328)	-7%
Marketing expense	39,291	11,811	27,480	233%
Occupancy expenses	27,106	12,457	14,649	118%
Depreciation and amortization expense	3,276	2,323	953	41%
	218,188	136,892	81,296	59%
Income from operations	(34,856)	(46,634)	11,778	-25%

Other Income (Expense)
Other income	-	(6)	6	-100%
Other expenses	(99,138)	-	(99,138)
Finance costs	(44,755)	(34,951)	(9,804)	28%
Total Other Expense	(143,893)	(34,957)	(108,936)	312%

Net (loss) income	$(178,749)	$(81,591)	(97,158)	119%

Three Months Ended December 31, 2013

Highlights

Revenue continued to increase significantly through the three months ended December 2013 (“2nd Qtr 2014”) as new wholesale accounts were added and previously secured wholesale accounts impacted revenue and online sales increased as brand awareness grew.

Revenue:

Revenue increased 122% from $192,060 in the 2nd Qtr 2013 to $426,015 in the 2nd Qtr 2014. This increase in revenue reflects (i) a 267% period to period increase in wholesale revenues as a result of the increase in the number of our wholesale accounts and (ii) a 102% period to period increase in online sales offset in part by a reported 56% decrease in period to period retail sales. The reported decrease in our retail sales was skewed by the impact of clearance-sales that were held in the quarter ended December 31, 2012 and the quarter ended September 30, 2013. If the clearance sale had been held in the December 31, 2013 quarter, period over period Retail sales would have shown an increase of 88%.

Cost of Goods Sold, Gross Profit & Gross Margin:

Gross Profit increased 103% to $183,332 for the 2nd Qtr 2014 from $90,258  the same period in fiscal 2013. The increase in gross profit primarily reflects the increase in revenues.

Gross Margins declined to 43% for the 2nd Qtr 2014 compared to 46% for the same period in fiscal 2013. Before accounting for the impact of changes in currency exchange rates, our (i) wholesale margins increased to 35% for the 2nd Qtr 2014 compared to 23% or the same period in fiscal 2013, (ii) online margins declined from 69% for the 2nd Qtr 2013 to 53% for the 2nd Qtr 2014 as a result of an increase in clearance sales (and resultant lower average retail prices) compared to the same period in fiscal 2013; and (iii) retail margins declined from 68% to 57% for the 2nd Qtr 2014 compared to the same period in fiscal 2013.

Cost of Goods Sold (Cost of Sales) as a percentage of revenues increased slightly to approximately 57% for the 2nd Qtr 2014 compared to 53% for the comparable period in fiscal 2013. While input prices of raw materials such as cashmere yarn increased as a result of a sharply increased demand for the yarn, the increase in our volume of purchases from factories enabled us to lower manufacturing costs on a per unit basis to offset higher input costs.

Overhead Expenses:

Overhead expenses consisting of payroll, administrative, marketing, occupancy and depreciation decreased from 71% of revenue in the 2nd Qtr 2013 to 51% for the 2nd Qtr 2014. This decrease reflects the fact that the rate of increase in overhead expenses was less than the rate of increase in revenues discussed above.

Other Expenses:

Other Expenses of $99,138 for the 2nd Qtr 2014 primarily relate to expenses associated with completing the Share Exchange.

Funding costs:

Period to period funding costs were reduced from 18.2% to 10.5% of sales as equity was raised allowing us to decrease our reliance on trade financing. We continue to seek lower cost funding options to improve our profitability.

Six Months Ended December 31, 2013

Selected Financial Information

	Six Monthed Ended		Dollar	Percentage
	December 31, 2013	December 31, 2012	Increase (Decrease)	Increase (Decrease)

Revenue	$955,229	$792,479	$162,750	21%
Cost of sales	584,976	470,093	114,883	24%
Gross profit	370,253	322,386	47,867	15%

Payroll and employee related expenses	200,357	124,467	75,890	61%
Administration expense	63,047	62,046	1,001	2%
Marketing expense	60,231	24,412	35,819	147%
Occupancy expenses	36,590	24,926	11,664	47%
Depreciation and amortization expense	6,507	4,649	1,858	40%
	366,732	240,500	126,232	52%
Income from operations	3,521	81,886	(78,365)	-96%

Other Income (Expense)
Other income	-	13,735	(13,735)	-100%
Other expenses	(99,138)	-	(99,138)
Finance costs	(96,289)	(74,109)	(22,180)	30%
Total Other Expense	(195,427)	(60,374)	(135,053)	224%

Net (loss) income	$(191,906)	$21,512	(213,418)	-992%

Highlights

Revenue continued to increase through the six months ended December 2013 (“1st Half 2014”) as new wholesale accounts were added and online sales increased as brand awareness grew. For the six-month period we incurred a net loss of $186,448. The net loss can be attributed, in part, to $99,138 of expenses mainly associated with the negotiation and consummation of the Exchange Agreement whereby we acquired Banjo & Matilda, the Australian entity, and $96,289 related to financing costs from expensive trade finance and general facilities. As our revenues grow and lower cost funding is secured we expect funding costs as a percentage of revenue to decrease.

The Company raised $458,083 in equity during the 1st Half 2014 providing a positive endorsement for the business model and opportunity. These funds improved our balance sheet and provided capital to fund inventory supporting increased retail and online sales, as well as funding new orders from wholesale customers.

Revenue:

Revenue increased 21% from $792,479 in the 1st Half 2013 to $955,229 in the 1st Half 2014. Before accounting for the impact of changes in currency exchange rates resulting from the decrease in value of the AUD, revenues period over period increased 36% on an AUD basis. This increase in revenue reflects (i) a 21% period to period increase in wholesale revenues as a result of the increase in the number of our wholesale accounts, (ii) a 102% period to period increase in online sales and (iii) a 65% decrease in period to period retail sales.

Cost of Goods sold, Gross Profit & Gross Margin:

Gross Profit increased 15% to $370,253 for the 1st Half 2014 compared to $322,386 for the same period in fiscal 2013. Before adjusting for the decrease in the AUD exchange rate, gross profit increased 29% on an AUD basis. The increase in gross profit primarily reflects the increase in our revenues slightly offset by a decrease in gross margin.

Gross Margins declined to 39% for 1st Half 2014 from 41% for the comparable prior year period. Before accounting for the impact of changes in currency exchange rates (i) wholesale margins increased to 36% for the 1st Half 2014 compared to 30% or the same period in fiscal 2013, (ii) online margins declined from 67% for the 1st Half 2013 to 48% for the 1st Half 2014 as a result of an increase in clearance sales compared to full price sales compared to the same period in fiscal 2013; and (iii) retail margins declined from 66% to 41% for the 1st Half 2014 compared to the same period in fiscal 2013 mainly as a result of higher clearance sale activity  resulting in lower average retail prices.

Cost of Goods Sold (Cost of Sales) remained steady through the period. While input prices of raw materials such as cashmere yarn increased as a result of a sharply increased demand for the yarn, volume of purchases increased from factories which helped lower per unit manufacturing costs to offset higher input costs.

Overhead Expenses:

Overhead expenses increased to 38% of revenue in the 1st Half 2014 from 30% for the 1st Half 2013 as we added personnel to scale up operations.

Other Expenses:

Other Expenses of $99,138 for the 1st Half 2014 primarily relate to expenses associated with completing the Share Exchange.

Funding costs:

Period to period funding costs increased slightly to 10% from 9% of sales as we increased our reliance on trade financing in connection with the growth in our sales. We continue to seek lower cost funding options to improve profitability.

LIQUIDITY and CAPITAL RESOURCES

We are highly leveraged and will continue to borrow to acquire inventory and fund sales. The rates at which we can acquire funds will directly impact our ability to operate profitably and generate positive cash flow. In addition to relying upon debt, we will seek to raise equity to support our efforts to grow. There is no assurance that debt or equity financing will be available to us on acceptable terms, if at all, and, in all events, the sale of equity or instruments convertible into equity will dilute the interests of our current shareholders.

During the 1st Half 2014 we raised $458,083 in equity. These funds improved our balance sheet and provided capital to fund higher inventory supporting retail and online sales, as well as funding new orders from wholesale customers.

	SIX MONTHS ENDED December 31
	2013	2012
Net cash (used in) operating activities	(695,599)	(118,819)
Net cash (used in) investing activities	(9,485)	(15,002)
Net cash provided by financing activities	723,211	145,667

Cash (Used in) Operating Activities

During the six months ended December 31, 2013, we used approximately $695,599 of net cash in our operating activities. This reflects our net loss from continuing operations of $191,906 and the use of cash to increase our trade receivables and inventory which grew by $210,669 and $275,783, respectively, from June 30, 2013 to December 31, 2014.

During the six months ended December 31, 2012, we used approximately $118,819 of net cash in our operating activities. This reflects our net income from continuing operations of $21,512 offset by increases in our inventory and trade receivables of $50,781 and $27,315, respectively, and decreases in our trade payables of $36,478 and a decrease in our deposit payable of $62,515.

Cash (Used) in Investing Activities

During the six months ended December 31, 2013, net cash used in investing activities of $9,485 primarily reflects $5,160 in capitalized costs incurred and purchases of fixed assets for $4,325.

During the six months ended December 31, 2012, net cash used in investing activities of $15,002 reflects the purchase of fixed assets.

Cash Provided by Financing Activities

During the six months ended December 31, 2013, net cash provided by financing activities of $723,211 primarily reflects proceeds from issuance of common stock for $120,000, increases in loans of $472,444 and an increase in trade financing of $130,767.

During the six months ended December 31, 2012, net cash provided by financing activities of $145,667 primarily reflects increase in loan for $111,884 and increase in trade financing for $33,783.

Commitments for Capital Expenditures

We do not have substantial commitments for capital expenditures. All of our products are manufactured by third parties, enabling us to scale up operations without acquiring substantial production equipment. Although we will need to increase our design capabilities and augment our sales and administrative staff as we grow, the rate of growth of these expenses should be less than the rate of growth of our revenue. Further, we anticipate that as we expand our sales, the interest rates, fees and other expenses we pay to obtain credit, should be lower than those we incur presently. Of course, any substantial growth in our revenues will require additional equity which, if available, will dilute the interests of our current shareholders. We do anticipate a slight increase in the rate of growth of our operating expenses this year due to, among other factors, the fact that our historical financial statements do not include the expenses associated with being a public company.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period covered by the financial statements. Actual results could differ from estimates. Significant estimates include collectability of accounts receivable, valuation of inventory, sales returns and recoverability of long-term assets.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers to be remitted to governmental authorities.

Cost of Sales

Cost of sales consists primarily of inventory, as well as warehousing (including the cost of warehouse labor), shipping, importation duties and charges, third party royalties, and product samples.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Exchange Gain (Loss)

To date, the Company’s transactions were denominated in foreign currency and were recorded in Australian dollars (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the Company were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as the Company is a smaller reporting company

Item 4. Controls and Procedures

a) Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

At the end of the period covered by this report we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Brendan Macpherson, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation included an evaluation of our financial controls. Since our Chief Executive Officer also serves as our Chief Financial Officer and we do not have financial and accounting personnel thoroughly familiar with U.S. GAAP and U.S. securities laws and regulations, we have a deficiency in our financial controls. This deficiency in our financial controls and procedures constitutes a deficiency in our disclosure controls and procedures in that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This deficiency will not be considered remediated until we hire accounting personnel with the requisite knowledge and experience concerning U.S. GAAP and the U.S. securities laws.

b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 18, 2013 which are incorporated by reference into this report.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

31.1
Certifications of the principal executive officer and principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation
_____________
*
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANJO & MATILDA, INC.

February 21, 2014	By:	/s/ Brendan Macpherson
Brendan Macpherson Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)