Form 10-Q
period 2014-03-31
Banjo & Matilda, Inc.
filed 2014-05-20
CIK 1481504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 19, 2014, the Registrant had outstanding 27,511,484 shares of common stock.

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

PART I FINANCIAL INFORMATION

Item 1. Financial statements

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	5

Consolidated Statements of Operations and Comprehensive Income (Loss)	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8-15

BANJO & MATILDA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	June 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,490	$11,104
Trade receivables, net	289,875	11,120
Inventory	626,807	329,598
Other assets	65,720	78,505
TOTAL CURRENT ASSETS	1,004,892	430,327

NON-CURRENT ASSETS
Intangible assets	54,136	43,310
Other receivable	131,045	142,658
Property, plant and equipment	10,613	7,324
TOTAL NON-CURRENT ASSETS	195,794	193,292

TOTAL ASSETS	$1,200,686	$623,619

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables	$421,627	$395,802
Deposit payable	6,165	-
Trade financing	250,666	93,968
Accrued interest	38,052	13,063
Loans payable	428,131	-
TOTAL CURRENT LIABILITIES	1,144,641	502,833

NON-CURRENT LIABILITIES
Loan from related parties	61,799	293,640
TOTAL NON-CURRENT LIABILITIES	61,799	293,640

TOTAL LIABILITIES	1,206,440	796,473

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and 1,000,000 and 0 shares issued and outstanding, respectively	10	-
Common stock, $0.00001 par value, 100,000,000 shares authorized and 27,411,484 and 18,505,539 shares issued and outstanding, respectively	274	185
Additional paid in capital	741,279	246,396
Other accumulated comprehensive gain	57,167	51,106
Accumulated deficit	(804,484)	(470,541)
TOTAL STOCKHOLDERS' DEFICIT	(5,754)	(172,854)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,200,686	$623,619

The accompanying notes are an integral part of these financial statements

BANJO & MATILDA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Revenue	$716,144	$553,596	$1,671,373	$1,346,075
Cost of sales	446,154	322,611	1,031,130	792,704
Gross profit	269,990	230,985	640,243	553,371

Payroll and employee related expenses	164,005	65,004	364,362	189,471
Administration expense	72,336	30,685	234,521	92,731
Marketing expense	42,720	17,691	102,951	42,103
Occupancy expenses	33,237	13,502	69,827	38,428
Depreciation and amortization expense	2,823	2,324	9,330	6,973
	315,121	129,206	780,991	369,706
(Loss) income from operations	(45,131)	101,779	(140,748)	183,665

Other Income (Expense)
Other income	-	-	-	13,735
Finance costs	(96,906)	(93,625)	(193,195)	(167,734)
Total Other Expense	(96,906)	(93,625)	(193,195)	(153,999)

(Loss) income before income tax	(142,037)	8,154	(333,943)	29,666

Provision for income taxes	-	-	-	-

Net (loss) income	(142,037)	8,154	(333,943)	29,666

Other comprehensive income
Foreign currency translation	603	(1,916)	6,061	(12,130)

Comprehensive (loss) income	$(141,434)	$6,238	$(327,882)	$17,536

Net (loss) income per share from net (loss) income
Basic	$(0.005)	$0.000	$(0.014)	$0.002
Diluted	$(0.005)	$0.000	$(0.014)	$0.002

Weighted average number of shares outstanding:
Basic	27,236,683	18,505,539	24,461,219	18,505,539
Diluted	27,236,683	18,505,539	24,461,219	18,505,539

The accompanying notes are an integral part of these financial statements

BANJO & MATILDA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	2014	2013

Net (loss) income	$(333,943)	$29,666
Adjustments to reconcile net (loss) income to net cash
used in operating activities:

Depreciation and amortization	9,330	6,973

(Increase) / decrease in assets:
Trade receivables	(276,230)	(189,121)
Inventory	(291,482)	(126,348)
Other assets	13,424	(74,210)
Other receivable	12,875	(19,140)
Increase/ (decrease) in current liabilities:
Trade payables and other liabilities	47,054	12,552
Deposits payable	6,112	(86,686)
Net cash used in operating activities	(812,860)	(446,314)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(15,650)	(23,672)
Purchase of property, plant and equipment	(7,189)	-
Net cash used in investing activities	(22,839)	(23,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of stock	195,000	-
Loans, net	500,825	347,803
Net trade financing	154,442	121,042
Net cash provided by financing activities	850,267	468,845

Effect of exchange rate changes on cash and cash equivalents	(3,182)	102

Net (decrease) / increase in cash and cash equivalents	11,386	(1,039)

Cash and cash equivalents at the beginning of the period	11,104	4,061

Cash and cash equivalents at the end of the period	$22,490	$3,022

SUPPLEMENTAL DISCLOSURES:

Conversion of debt to equity	$338,083	$-

Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$62,896	$25,928

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

Exchange Gain (Loss)
During the three and nine months ended March 31, 2014 and 2013, the transactions of the Company were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

At March 31, 2014 and 2013, the Company had not taken any significant uncertain tax positions on its tax returns for 2012 and prior years or in computing its tax provision for 2013.

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

Cash and Equivalents
Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2014 and June 30, 2013, the Company had $27,160 and $11,104 in cash in Australia and not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There were no allowances for doubtful accounts as of March 31, 2014 and June 30, 2013.

Inventory
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of March 31, 2014 and June 30, 2013, inventory only consisted of the following:

	March 31, 2014	June 30, 2013
Work in progress	$160,456	$124,492
Finished goods	458,521	194,324
Raw materials	7,830	10,782

	$626,807	$329,598

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

As of March 31, 2014 and June 30, 2013, Plant and Equipment consisted of the following:

	March 31, 2014	June 30, 2013
Plant and Equipment	$29,319	$21,855
Accumulated Depreciation	(18,706)	(14,531)

	$10,613	$7,324

Depreciation was $505 and $2,324 for three months ended March 31, 2014 and 2012, respectively.

Depreciation was $3,999 and $6,973 for nine months ended March 31, 2014 and 2012, respectively.

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

As of March 31, 2014 and June 30, 2013, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for three and nine months ended March 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Basic and Diluted:
Net (loss) income	$(142,037)	$8,154	$(333,943)	$29,666

Weighted average number of shares in computing basic and diluted net (loss) income

Basic	27,236,683	18,505,539	24,461,219	18,505,539
Diluted:	27,236,683	18,505,539	24,461,219	18,505,539

Net (loss) income per share
Basic and diluted:	$(0.005)	$0.000	$(0.014)	$0.002

Intangible Assets
The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.

Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of March 31, 2014.

Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements during the three and nine months ended March 31, 2014 that we believe would have a material impact on our financial position or results of operations.

Reclassification
Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 3 – OTHER ASSETS

Other assets consist of the following as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
VAT paid	$58,410	$68,168
Prepaid and other assets	7,310	10,337

	$65,720	$78,505

Note 4 – OTHER RECEIVABLE

Other receivable consists of the following as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Development grant	$131,045	$98,792
Other receivable	-	43,866

	$131,045	$142,658

Note 5 – INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Website	$63,615	$47,371
Accumulated amortization	(9,479)	(4,061)

	$54,136	$43,310

The intangible assets are amortized over 1 to 10 years. Amortization expense was $2,318 and $0 for the three months ended March 31, 2014 and 2013 respectively.

Amortization expense was $5,331 and $0 for the nine months ended March 31, 2014 and 2013 respectively.

Note 6 – TRADE AND OTHER PAYABLES

As of March 31, 2014 and June 30, 2013, trade and other payable are comprised of the following:

	March 31, 2014	June 30, 2013
Trade payable	$340,942	$334,776
Employee benefits	50,505	33,085
Other liabilities	30,180	27,941

	$421,627	$395,802

Note 7 – TRADE FINANCING

The Company has a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $150,000 at an interest rate of 20.95% per annum. As of March 31, 2014 and June 30, 2013, the Company had outstanding balances of $140,768 and $93,968, respectively.

The Company entered into a trade financing agreement with a financial institution in New York with a maximum limit of ninety five percent of the accounts receivable at an interest rate of 1/40 of one percent per day. As of March 31, 2014 and June 30, 2013, the Company had outstanding balances of $109,898 and $0, respectively.

Note 8 –LOANS

In November 2013, the company entered into a short term loan arrangement totalling AUD $100,000 with a shareholder of the Company. Terms of the note were interest rate at 15% per annum or .0329% per day due 30 days from the loan date. The short term note was converted into a 30 day callable convertible note in January 2014. Interest expense on the loan was $6,158 during the nine months ended March 31, 2014.

In December 2013, the company entered into a short term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. As of March 31, 2014 the note has not been repaid and interest of $19,965 has been accrued.

On January 2014, the Company entered into a convertible loan agreement totaling AUD $250,000 with a shareholder of the Company. The Convertible Note bears interest at the rate of 9% per annum and is due on the first anniversary of the date of issuance, January 12, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of thirty cents ($0.30) per share, provided that if the Volume Weighted Average Price (VWAP) for the 30 days immediately preceding the receipt of a conversion notice is less than sixty cents ($.60) per share, the conversion price shall be reduced to twenty cents ($.20) per share. Interest expense on the loan was $4,290 during the nine months ended March 31, 2014.

Related Party Loans

The Company has loans payable in the amount of $61,799 and $293,640 to a shareholder and officer of the Company as of March 31, 2014 and June 30, 2013, respectively. Interest is at three percent (3%) per annum. Interest expense on these loans for the nine months ended March 31, 2014 and 2013 was $612 and $3,628, respectively.

	March 31, 2014	June 30, 2013
Related party loan	$61,799	$293,640

	$61,799	$293,640

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

On January 9, 2014, the Company agreed to issue 250,000 shares of the Company stock for $50,000 or $0.20 per share to a corporate investor.

On January 10, 2014, the Company agreed to issue 125,000 shares of the Company stock for $25,000 or $0.20 per share to a corporate investor.

Note 10 – INCOME TAX

The following is a reconciliation of the provision for income taxes as the US federal income tax rate to the income taxes reflected in the Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2014 and 2013, respectively:

Three Months Ended March 31, 2014 and 2013:

March 31, 2014	U.S.	State	International	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

March 31, 2013	U.S.	State	International	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	2014	2013

US statutory tax rate (benefit)	34%	34%
Tax rate difference	(4)%	(4)%
Net operating loss	(30)%	(30)%

Tax expense at actual rate	-%	-%

Nine Months Ended March 31, 2014 and 2013:

March 31, 2014	U.S.	State	International	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

March 31, 2013	U.S.	State	International	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	2014	2013

US statutory tax rate (benefit)	34%	34%
Tax rate difference	(4)%	(4)%
Net operating loss	(30)%	(30)%

Tax expense at actual rate	-%	-%

Note 11 –SUBSEQUENT EVENTS

Management has evaluated events subsequent through May 15, 2014 for transactions and other events that may require adjustment of and/or disclosure in such financial statements. We have nothing to report in this regard.

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

Founded in 2008 by Sydney designer Belinda Storelli Macpherson and her husband, Ben Macpherson, Banjo & Matilda designs, manufactures, sells and distributes premium contemporary luxury knitwear. Our products principally consist of cashmere products targeted at the premium contemporary knitwear category. Knitwear represents approximately 30% of all apparel sales in the Northern Hemisphere, and there are very few knitwear only brands. By focusing exclusively on this market our company will have a large global sales opportunity.

We do not own any manufacturing facilities and rely upon third party contract manufacturers, mainly in China, to produce our products. Our products are distributed and sold through our website, www.banjoandmatilda.com, augmented by e-media campaigns and advertising; through our own branded store, and through wholesalers to major department stores and independent retailers. Our brand has experienced strong and consistent year-on-year revenue growth.

Our revenues are largely determined by the volume of products we sell and our ability to sell these products timely and at full, as opposed to discounted prices. Our cost of sales is largely determined by the price we pay to have our products manufactured, which, in turn, is determined by the quality of the fabrics used in our products and the intricacies of the manufacturing process. In addition to our cost of sales, our profitability is determined by such corporate and overhead items as marketing, payroll, administration and occupancy expenses, and the cost of financing used to increase our sales..

Results of Operations

The following discussion of the results of operations constitutes management’s view of the factors that affected the financial and operating performance for the three and nine months ended March 31, 2014 and 2013. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

The accounts of Banjo & Matilda are maintained, and its consolidated financial statements are expressed, in Australian dollars. Such financial statements were translated into United States Dollars with the Australian Dollar as the functional currency to prepare the consolidated financial statements included in this Report. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

March Quarter Highlights

•
Retail Outlets (“Doors”) increased 122% to 40 as of March 31, 2014 from 18 at the end of the December 2013 quarter as key premium department stores and specialty retailers have begun to stock the brand.   Based on confirmed forward wholesale orders the number of Doors are anticipated to grow significantly through the remainder of the year.

•	Revenue increased 29% from the March 2013 quarter. Revenue for the nine months to March 2014 increased 24% from the prior year corresponding period

•	Both Online & Store retail sales grew sharply recording a 369% growth in online sales and 417% growth in same store retail sales, as compared to the prior year March 2013 quarter.

•
Gross Margin % for the March 2014 quarter fell four percentage points to 38% from the March 2013 quarter, and decreased three percentage points to 38% for the nine months to March 2014 from the corresponding periods. Gross Profit increased 17% to $269,990 in the quarter ended March 31, 2014 from $230,985 for the corresponding period in 2013.

•
Losses from operations were ($45,000) for the March 2014 quarter compared to a profit of $102,000 for the March 2013 quarter. The loss reflects the impact of corporate and public company related expenses which were not present in the earlier year, as well as increased staffing to support the company’s growth.

Three months ended March 31, 2014 and 2013

	Three Months Ended		Dollar Increase	Percentage Increase
	March 31, 2014	March 31, 2013	(Decrease)	(Decrease)

Revenue	$716,144	$553,596	$162,548	29%
Cost of sales	446,154	322,611	123,543	38%
Gross profit	269,990	230,985	39,005	17%

Payroll and employee related expenses	164,005	65,004	99,001	152%
Administration expense	72,336	30,685	41,651	136%
Marketing expense	42,720	17,691	25,029	141%
Occupancy expenses	33,237	13,502	19,735	146%
Depreciation and amortization expense	2,823	2,324	499	21%
	315,121	129,206	185,915	144%
(Loss) income from operations	(45,131)	101,779	(146,910)	-144%

Other Income (Expense)
Finance costs	(96,906)	(93,625)	(3,281)	4%
Total Other Expense	(96,906)	(93,625)	(3,281)	4%

Net (loss) income	$(142,037)	$8,154	(150,191)	-1842%

Revenue:

Revenue increased 29% from $553,596 in the three months ended March 2013 to $716,144 in the three months ended March 2014. The Revenue increase during this period is attributable to the following items: (i) An increase in Online sales of 369%, mainly as a result of increasing brand recognition in part driven by the increase in retail outlets carrying the brand; and, a growing online customer base driven by online marketing initiatives and general publicity and brand development; (ii) The number of retail outlets (“Doors”) selling our products increasing to 40 from 22 doors as of March 31, 2013. (Wholesale revenue fell slightly by 6% for the quarter mainly due to timing of deliveries compared to the prior 2013 March quarter. However, we expect wholesale revenue to increase in future periods as the trend of increased doors will continue throughout the rest of calendar year 2014); and (iii) Retail sales increased by 417% due to increased local marketing and a sales promotion in January 2014.

Cost of Sales, Gross Profit & Gross Margin:

Gross profit increased to $269,990 for the three months ended March 31, 2014 from $230,985 the same period in fiscal 2013, a 17% increase. Our gross margin decreased to 38% for the three months ended March 31, 2014 from 42% during the three months ended March 31, 2013 mainly as a result of lower margins from January retail and online clearance sales. Our cost of sales increased in the 2014 quarter by $123,543 to 63% of sales from 59% of sales for the same period in fiscal 2013. Cost of Sales as a percentage of revenues increased slightly, 4%, for the three months ended 2014 compared to the same period in fiscal 2013. It is expected that margins will improve in future quarters, particularly as the company achieves greater scale.

Overhead Expenses:

Overhead expenses consisting of payroll, administrative, marketing, occupancy and depreciation increased from 23% of revenue in the three months ended March 31, 2013 to 44% for the three months ended March 31, 2014. This increase reflects the added personnel to scale up operations to meet our growth and also the additional costs related to the Share Exchange transaction and the maintenance costs of being a public company. These espense should not continue to grow at the same rate as our revenues.

Our payroll expenses increased by $99,00, or 152%, related to hiring additional employees necessary for growth we have experienced and new employment agreements entered into with our Chief Executive Officer and our Chief Creative Officer.

Administrative costs increased by $41,651, or 136%, due to increased legal and auditing fees related to becoming a public company in the United States.

Marketing expenses increased $25,029, or 141%, based on increased spending in electronic, direct, marketing campaign.

Other Expenses:

Other Expenses of $96,906 for the three months ended 2014 increased from $93,625 for the three months ended March 2103 due to increase in loan interest and financing costs.

Nine Months Ended March 31, 2014

Selected Financial Information

	Nine Months Ended		Dollar Increase	Percentage Increase
	March 31, 2014	March 31, 2013	(Decrease)	(Decrease)

Revenue	$1,671,373	$1,346,075	$325,298	24%
Cost of sales	1,031,130	792,704	238,426	30%
Gross profit	640,243	553,371	86,872	16%

Payroll and employee related expenses	364,362	189,471	174,891	92%
Administration expense	234,521	92,731	141,790	153%
Marketing expense	102,951	42,103	60,848	145%
Occupancy expenses	69,827	38,428	31,399	82%
Depreciation and amortization expense	9,330	6,973	2,357	34%
	780,991	369,706	411,285	111%
(Loss) income from operations	(140,748)	183,665	(324,413)	-177%

Other Income (Expense)
Other income	-	13,735	(13,735)	-100%
Finance costs	(193,195)	(167,734)	(25,461)	15%
Total Other Expense	(193,195)	(153,999)	(39,196)	25%

Net (loss) income	$(333,943)	$29,666	(363,609)	-1226%

Revenue:

Revenue increased 24% from $1,346,075 during the nine months ended March 31, 2013 to $1,671,373 in the nine months ended March 31, 2014. Before accounting for the impact of changes in currency exchange rates resulting from the decrease in value of the Australian dollar, revenues period over period increased 36% on a functional currency basis. This increase in revenue reflects: (i) 9% period to period increase in wholesale revenues as a result of the increase in the number of our wholesale accounts, including an increase to 40 doors as of March 31, 2014 compared to 7 doors at July 1, 2013, and (ii) 174% period to period increase in online sales due to increased online marketing efforts and greater brand recognition as our product is seen in more doors.

Cost of Sales, Gross Profit & Gross Margin:

Gross profit increased 16% to $640,243 for the nine months ended March 31, 2014 compared to $553,371 for the same period in fiscal 2013. The increase in gross profit primarily reflects the increase in our revenues slightly offset by a decrease in gross margin percentage of 3%.

Gross margin declined to 38% for nine months ended March 31, 2014 from 41% for the comparable prior year period.

Cost of Sales as a percentage of revenues increased slightly to 62% for the nine months ended 2014 compared to 59% for the comparable period in fiscal 2013. While prices of raw materials such as cashmere yarn increased as a result of a sharply increased demand for the yarn, the increase in our volume of purchases from factories enabled us to lower manufacturing costs on a per unit basis to offset higher input costs.

Overhead Expenses:

Overhead expenses increased to 46% of revenue in the nine months ended March 31, 2014 from 27% for the nine months ended March 31, 2013 as we added personnel to scale up operations, entered into new employment contracts with our Chief Executive Officer and Chief Creative Officer and completed a Share Exchange agreement.

Payroll and employee related expenses increased by $174,891, or 92% during the period. This increase is related to additional employees hired due to our growth and expansion plans as well as an increase based on new employment agreements with our Chief Executive Officer and Chief Creative officer that began in November 2013.

Administrative expenses increased by $141,790, or 153%, during the period. The increase in administrative expenses is due to legal, auditing and compliance fees related to becoming a publicly listed company in the United States.

Marketing expenses increased by $60,848, or 145%, during the period. This increase is due to expanded marketing programs implemented during the current fiscal year including an online campaign.

Occupancy expenses increased by $31,399, or 82% during the period. This increase is due to renting temporary retail locations for promotional sales and increased costs related to larger warehouse facilities.

Other Expenses:

Other Expenses of $193,195 for the nine months ended March 31, 2014 represent an increase from $153,999 for the nine months ended March 31, 2013 due to increases in loan interest and financing costs as we increased the amount of financing used to improve cash flow.

LIQUIDITY and CAPITAL RESOURCES

We will continue to borrow to acquire inventory and fund sales. The rates at which we can acquire funds will directly impact our ability to operate profitably and generate positive cash flow. In addition to relying upon debt, we will seek to raise equity to support our efforts to grow. There is no assurance that debt or equity financing will be available to us on acceptable terms, if at all, and, in all events, the sale of equity or instruments convertible into equity will dilute the interests of our current shareholders.

During the nine months ended March 31, 2014 we raised $850,267 in a combination of debt and equity. These funds improved our balance sheet and provided capital to fund higher inventory supporting retail and online sales, as well as funding new orders from wholesale customers.

	NINE MONTHS ENDED March 31,
	2014	2013
Net cash (used in) operating activities	(812,860)	(446,314)
Net cash (used in) investing activities	(22,839)	(23,672)
Net cash provided by financing activities	850,267	468,845

Cash Used in Operating Activities

During the nine months ended March 31, 2014, we used approximately $812,860 of cash in our operating activities. This reflects our net loss from continuing operations of $333,943 and the use of cash to increase our trade receivables and inventory which grew by $276,230 and $291,482, respectively.

During the nine months ended March 31, 2013, we used approximately $446,314 of cash in our operating activities. This reflects our net income from continuing operations of $29,666 offset by increases in our inventory and trade receivables of $126,348 and $189,121, respectively, and a decrease in our deposit payable of $86,686.

Cash Used in Investing Activities

During the nine months ended March 31, 2014, cash used in investing activities of $22,839 primarily reflects $15,650 in capitalized costs incurred and purchases of fixed assets for $7,189.

During the nine months ended March 31, 2013, cash used in investing activities of $23,672 reflects the purchase of intangible assets.

Cash Provided by Financing Activities

During the nine months ended March 31, 2014, cash provided by financing activities of $850,267 primarily reflects proceeds from issuances of common stock for $195,000, increases in loans of $500,825 and an increase in trade financing of $154,442.

During the nine months ended March 31, 2013, cash provided by financing activities of $468,845 primarily reflects increase in loans of $347,803 and increase in trade financing of $121,042.

Commitments for Capital Expenditures

We do not have substantial commitments for capital expenditures. All of our products are manufactured by third parties, enabling us to scale up operations without acquiring substantial production equipment. Although we will need to increase our design capabilities and augment our sales and administrative staff as we grow, the rate of growth of these expenses should be less than the rate of growth of our revenue. Further, we anticipate that as we expand our sales, the interest rates, fees and other expenses we pay to obtain credit, should be lower than those we incur presently. Of course, any substantial growth in our revenues will require additional equity which, if available, will dilute the interests of our current shareholders. We do anticipate an increase in the rate of growth of our operating expenses this year due to, among other factors, the fact that our historical financial statements do not include the expenses associated with being a public company.

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

Exchange Gain (Loss)

To date, transactions of the Company were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Item 2. Unregistered Sales of Equity Securities

On November 22, 2013, the Company issued 250,000 shares of the Company stock for $50,000 or $0.20 per share to an individual investor.

On November 27, 2013, the Company issued 250,000 shares of the Company stock for $50,000 or $0.20 per share to an individual investor.

On December 2, 2013, the Company issued 100,000 shares of the Company stock for $20,000 or $0.20 per share to an individual investor.

On December 19, 2013, the Company issued 100,000 shares of the Company stock to a lender/investor in connection with a $100,000 term loan agreement of even date therewith.

On January 9, 2014, the Company issued 250,000 shares of the Company stock for $50,000 or $0.20 per share to a corporate investor; and

On January 10, 2014, the Company issued 125,000 shares of the Company stock for $25,000 or $0.20 per share to a corporate investor.

On January 12, 2014, the Company issued to an existing stockholder a convertible note in the amount of AUD $250,000, bearing interest at the rate of 9% per annum and due January 12, 2015. The principal amount (together with accrued interest) note is convertible at the option of the holder into the Company’s common stock at an initial conversion price of $0.30 per share, subject to adjustment in certain circumstances depending upon the Company’s volume weighted average price immediately prior to the date of conversion.

The securities described above were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act.

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

BANJO & MATILDA, INC.

May 19, 2014	By:	/s/ Brendan Macpherson
Brendan Macpherson Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)