Form 10-K
period 2014-06-30
Banjo & Matilda, Inc.
filed 2014-10-14
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-54277

Banjo & Matilda, Inc.
(Exact name of registrant as specified in its charter).

Nevada	27-1519178
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

76 William Street Paddington, NSW 2021 Australia
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-61-2-8069-2665

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended December 31, 2013 was $4,195,628.

As of September 15, 2014, the registrant had outstanding 27,941,684 shares of common stock.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described in Item 1A of this Report under the caption “Risk Factors” and elsewhere in this Report, including the exhibits hereto.

All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. You are cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this Report. Any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this Report only:

•

The “Registrant,” “the Company,” “we,” “our,” “us” and similar phrases refer to Banjo & Matilda, Inc., a Nevada corporation (formerly known as Eastern World Solutions, Inc.) which is a reporting company under the Exchange Act.

•	“Banjo & Matilda” and “B&M” refer to Banjo & Matilda Pty Ltd, a corporation organized under the laws of Australia and a wholly-owned subsidiary of the Registrant.

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

•	“SEC” refers to the Securities and Exchange Commission.

•	“Securities Act” refers to the Securities Act of 1933, as amended.

Item 1. Business

Acquisition of Banjo & Matilda Pty Ltd.

On November 14, 2013, the Registrant consummated a Share Exchange Agreement (the “Exchange Agreement”) with Banjo & Matilda Pty Ltd, a corporation organized under the laws of Australia (“Banjo & Matilda”) and the shareholders of Banjo & Matilda (“B&M Shareholders”). Pursuant to the Exchange Agreement, we acquired 100% of the issued and outstanding capital stock of Banjo & Matilda, making it a wholly-owned subsidiary of the Registrant (the “Transaction”). There was no prior relationship between the Company and any of its affiliates and Banjo & Matilda and any of its affiliates.

In consideration for the purchase of 100% of the issued and outstanding capital stock of Banjo & Matilda under the Exchange Agreement, the Registrant issued to the B&M Shareholders an aggregate of 18,505,539 restricted shares of the Registrant’s common stock.

On November 15, 2013, the Registrant entered into an employment agreement with each of the co-founders of Banjo & Matilda: Brendan Macpherson, the Chief Executive Officer of the Registrant, and Belinda Storelli Macpherson, the Chief Creative Officer of the Registrant. Each employment agreement has an initial term of three years and will automatically renew for additional term of three years. Either party may elect not to renew the Employment Agreement for an additional three year term by written notice delivered to the other party no later than August 30th of the final year of the term. In addition, either employee may terminate the employment agreement upon 30 days written notice.

Corporate History

Banjo & Matilda, Inc. was incorporated in Nevada on December 18, 2009 under the name Eastern World Group, Inc. On September 24, 2013, the Registrant changed its name to Banjo & Matilda, Inc.

Prior to the acquisition of Banjo & Matilda Pty Ltd. under the Exchange Agreement, the Registrant was a development stage company without any operating revenues or earnings. Most of the time and resources of then-management was spent organizing the Registrant, obtaining interim financing (including a public offering in December 2010 of a minimum of 1.5 million shares of common stock for $75,000 by former management of the Registrant) and developing a business plan.

Our Operations

As a result of the consummation of the Exchange Agreement, the Company’s operations and financial statements are now those of Banjo & Matilda and the financial statements presented herein for all periods prior to the consummation of the Exchange Agreement are those of Banjo & Matilda.

Overview

Banjo & Matilda Pty Ltd. was incorporated in Australia on May 27, 2009 as a Proprietary Company under the Corporations Act 2001. Banjo & Matilda is a designer, retailer and wholesaler of contemporary luxury knitwear that draws its inspiration from Australian heritage and beach lifestyle. Banjo & Matilda was founded by the wife and husband team of Belinda Storelli Macpherson and Brendan Macpherson in 2008 near Bondi Beach Australia, and launched its first line of knitwear in May 2008. Since then the brand has captured a very strong following amongst its customers, and is now working with key retailers and apparel industry partners to expand the brand and its offerings as a result of this success. Banjo & Matilda sells its products through its own website (www.banjoandmatilda.com) and wholesales to a growing list of key retailers in Australia, New Zealand, Europe, Canada and the United States. Retailers sell Banjo & Matilda’s knitwear both online and in their retail stores.

Banjo & Matilda’s core business has been the design and sale of premium contemporary cashmere knitwear for women; however, it expects to expand its product lines to include broader lifestyle offering including tops, blouses, dresses, skirts, accessories, home, men’s and children’s products. Banjo & Matilda’s current core market is women aged 25-55.

Revenue increased 31% from $1,724,181 in the year ending June 30, 2013 to $2,264,264 in the year ending June 30, 2014. Banjo & Matilda‘s loss from operations for the fiscal year ended June 30, 2014 was $362,377 compared to a profit from operations of $166,058 for the fiscal year ended June 30, 2013. While revenue and gross profit grew in the year ending June 30, 2014 significantly, as expected, the costs of financing and expenses of being public and investing in resources including people, systems, warehousing and selling & marketing to support the current and expected growth of the business increased our costs and reduced our profitability in the 2014 year.

Our Market

Knitwear represents a significant share of the total global apparel sales and more importantly is a staple item in our target customer’s wardrobe. Banjo & Matilda’s target customer group is mainly professional women in the 25 – 55 age bracket, who have a level of disposable income and typically are in double income households. Most of Banjo & Matilda’s sales have been in the 33 – 42 age group (36% of sales) and 43 – 52 age group (28% of sales). Women in the 23 – 32 age group make up approximately 25% of sales. Banjo & Matilda’s target customers exhibit a preference for “premium contemporary” clothing which is typically unique in design and origin, well designed and made, but not as expensive as traditional luxury branded products. The current target customer will occasionally purchase a luxury brand product and sometimes lower priced fast fashion products to add to their wardrobe, but will spend more of their clothing budget on “premium contemporary” products such as Banjo & Matilda. These customers also tend to be loyal to a brand that is aligned with their lifestyle.

Our Products

Banjo & Matilda currently offers a comprehensive line of premium contemporary cashmere knitwear for women. We also have a line of accessories, such as cashmere scarves, slippers, eye-masks and travel blankets. Each year Banjo & Matilda collaborates with a high profile artist or celebrity to create an exclusive limited edition cashmere sweater. In 2013, we collaborated with the singer Bryan Adams and prior collaborations included Australian businesswoman, television host, model and actress Elle Macpherson, controversial British artist Tracey Emin and Australian singer/songwriter, model and actress Natalie Imbrugila, and, most recently Gwyneth Paltrow’s successful lifestyle blog GOOP. The company is planning to expand its product lines to include broader lifestyle offering of tops, blouses, dresses, skirts, accessories, men’s and children’s products.

Product Design

Our product design efforts are led by Chief Creative Officer Belinda Macpherson who leads our design team. The design team identifies trends based on market intelligence and research and proactively seeks inspiration from the company’s Australian heritage and the relaxed beach lifestyle. We seek to combine exclusive cashmere yarn inspired by the “luxe” lifestyle and statement designs. Our designs reflect Ms. Macpherson’s unique aesthetic perspective and her desire to develop an accessible and understated luxury lifestyle brand.

Product Manufacturing

We do not own or operate any manufacturing facilities. We use third party contract manufacturers mostly in China, and have established a dedicated production office and personnel in China during the 2014 fiscal year to more closely manage our manufacturing. All yarns and fabrics are sourced from the most reputable suppliers. The materials used are mostly the highest grade that can be sourced mostly in China and for some products Australia and Italy. On occasion we use different suppliers outside of China. Banjo & Matilda works with a number of manufacturers, however most of our manufacturing was from four primary Chinese manufacturers producing approximately 99% of our products during the year ended June 30, 2014. During fiscal 2014, no single manufacturer produced more than approximately 23.2% of our products. Our manufacturers provide us with the speed to market necessary to respond quickly to changing trends and increased demand. We have developed a solid relationship with our manufacturers and take great care to ensure that they share Banjo & Matilda’s commitment to quality and ethics. We do not, however, have any long-term agreements requiring us to use any manufacturer, and no manufacturer is required to produce our products in the long-term. We regularly secure and test new manufacturing partners and believe that the services of additional, or other, manufacturers and/or suppliers of our fabrics can continue to be obtained with little or no additional expense to us and/or delay in the timeliness of our production process.

Product Distribution

During the fiscal 2014 year we consolidated our distribution activities to a central distribution center “DC” in Hong Kong and eliminated our Australian DC as Australian sales represent a diminishing portion of overall sales. In our HK DC we pay for dedicated staff, space, and pay a small management fee for fulfillment services in which our products are packaged and shipped to customers. Our DC in Hong Kong consolidates all of our products manufactured in China, packages the products by region and customer and then coordinates the shipping of our products. All wholesale orders are currently sent directly to customers from the HK DC, however we are in the process of opening a California USA DC specifically to consolidate USA customer wholesale orders and coordinate logistics and deliveries on the ground in the USA.  This will mean all stock for USA orders will be shipped from our HK DC to our USA DC that will then coordinate the delivery to USA customers. All e-commerce online orders are shipped directly from our HK DC globally.

Product Marketing

We market our products in the following key ways:

Online

Banjo & Matilda markets its products online primarily through its website(s) www.banjoandmatilda.com and www.banjoandmatilda.com.au, social media, EDM (email direct mailing) campaigns, paid search engine marketing (SEM), online advertising (some strategic placement of online paid media), affiliate e-commerce and publisher web sites, and online PR (editorial placement in key online related web sites, and engagement with key fashion & lifestyle bloggers). The current largest contributor to growing online sales is the growth of the number of retail outelets at which our products are being offered. As our brand awareness and global customer base expands, it drives additional traffic to our websites and social media channels, driving our sales. The Company has a dedicated e-commerce team which analyzes and optimizes its web site to improve conversion from traffic to sale, average order value, and, driving lifetime value of the customer/repeat purchasing.

Traditional Media & Publicity

We engage publicists to drive editorial placement in fashion and related publications including (but not limited to), fashion and lifestyle magazines, news-papers and television. We have generated a significant amount of press in Australia (in excess of $10MM in editorial value over the past five years), and expect to do the same overtime in the United States and other key markets.

Believing that benevolence is the new luxury, we have developed a unique initiative called “The Sweater Exchange” that supports homeless woman and children (currently in Australia) by encouraging donations of pre-loved sweaters to our charity distribution partners who distribute these to women and children in need. The company works with a key media partners driving people to register with us to donate their pre-loved sweaters to charity, and in turn receive a discount voucher for Banjo & Matilda’s online store. In Australia we are inthe seventh year of this program. In 2014 the initiative donated over 5,000 sweaters to the homeless in Sydney and Melbourne and generated over 3,000 new subscribers to Banjo & Matilda. This has become an important touch point with many of our customers who are now strong supporters of the initiative, and is a program we will expand to other territories over time.

In store

Through our own store(s) all customers are encouraged to joining our mailing list by having their receipt sent to them, and our online store is promoted to them. Customers who purchase our products in our retail partner stores are encouraged through our swing tags to come to us directly. There are 203 retail outlets now stocking Banjo & Matilda at the end of September 2014, an increase of 1085% up from 18 stores as at December 2013.

Growth Strategy

In the next 12 months we expect to raise additional equity and debt to support our growth plans including: growing our product offering, continue to expand our wholesale retail network, grow online e-commerce sales, and continue to upgrade and add new systems and resources to support the growth plan.

Wholesale

There are 203 retail outlets now stocking Banjo & Matilda at the end of September 2014, an increase of 1085% up from 18 stores as at December 2013. The brand and products have established a foothold in the market and, over the next two years, we expect to be stocked in a substantial number of key major and specialty retailers around the world. New key wholesale customers have been secured each season since we began our wholesale program. We recently appointed a respected US / North American sales agency to specifically support growth of our North American sales. We have a dedicated international wholesale sales director and support team who oversee direct sales with our largest customers globally and key independent customers, and have begun to appoint sales agents to help us manage our growing base of independent specialty retailers. We are now stocked in major retailers such as Neiman Marcus, Net-a-porter, ShopBop, Intermix, Piperline, Anthropologie, David Jones, and many more. We are also now growing our key independent customer base that we expect over time will represent approximately 40% of all wholesale sales. Growing our wholesale customer base also drives awareness and brand positioning which supports our retail and online sales channels.

Online

Banjo & Matilda was an early adopter of the online channel. The Company now has 6 years of online sales data to aid in planning and focus investment with a proven correlation between database subscription, online visitation and sales. In addition to a comprehensive brand reach, subscriber acquisition and conversion, program, the core strategy is to bring customers into our “world”, and keep them as lifetime customers. We have a very loyal base of customers that have been acquired over time and frequently purchase every season (4-5 seasons per annum), and often multiple times each season.

Retail

The company operates a flagship retail store in Sydney Australia. It has recently opened a second Melbourne Australia “concept” store. Over time the company will open additional stores opportunistically. Once the company has reached critical mass in its wholesale business (around 400 retail outlets), it will contemplate a more aggressive retail store rollout.

Competition

Competition in the luxury knitwear industry is principally on the basis of brand image and recognition as well as product quality, style, price and distribution. Banjo & Matilda successfully competes on the basis of a premium brand image, unique designs, and attainable price points.

In line with a current trend growth in premium contemporary knitwear, the market is competitive. It includes increasing competition from established companies who are expanding their production and marketing of knitwear products, as well as from frequent new entrants to the market. We are in direct competition with brands such as Zadig & Voltaire, Missoni, Equipment and Vince among others. Some of these companies have substantially greater sales than Banjo & Matilda and have a larger global retail and wholesale presence. However, we believe the following strengths differentiate us from our competitors and are important to our success:

•

Uniquely Designed Knitwear.Our products are fresh, fun and versatile. They offer discreet luxury and a relaxed lifestyle attitude. All designs have strong attention to detail, use high-grade yarns and materials, are well designed and fitting, finished well and are reasonably priced.

•

Unique Australian Brand Heritage & Lifestyle Brand. The brand reflects the aspirational freedom and freshness of the Australian new luxury beach lifestyle. The brand aims to be unpretentious yet still luxurious capturing and capitalizing on what has been dubbed the “new luxury” mega trend.

An interesting shift in consumerism is subtly demanding a change in the retail industry’s definition of luxury. There was a time when “old luxury” was displayed by ownership of products of stature such as mansions, visible branding, expensive cars and extravagant jewelry. Now, a new class of consumers increasingly shows a preference for individuality and self-expression rather than status symbols.

This “new luxury” encompasses products and services with higher levels of quality and taste than conventional goods in the category, but ones not so expensive as to be out of reach.

Scott Keogh, CMO of Audi America defines the paradigm as follows: “Old Luxury is traditionally grounded in Europe. A Swiss watch, high quality, a traditional definition of prestige. New Luxury is evoking a ‘West Coast’ sensibility a more casual attitude … a sense of Zen and spirit.”

Banjo & Matilda captures this essence in part due to its heritage as an Australian lifestyle luxury brand, but also because of its luxury casual design aesthetic.

Intellectual Property

In August 2013, we registered our brand name and logo, Banjo & Matilda, with the IP Australia (which is the Australian Government agency that administers intellectual property such as trademarks). We believe we own the material trademarks used in connection with the marketing, distribution and sale of all of our products in Australia, the United States, and Europe (and in the other countries in which our products are currently or intended to be either sold or manufactured). We also own the (i) website URL’s including and associated to banjoandmatilda.com (as well as banjoandmatilda.au, banjoandmatilda.uk, thesweaterexchange.com etc.), (ii) account “@BanjoMatilda” on Twitter, (iii) account “#Banjoandmatilda” on Instagram and (iv) Facebook page “Banjo & Matilda”. We also maintain an account on Pininterest.com. As our products sales grow in other countries, we expect to secure the registration of our trademark in foreign jurisdictions, such as the United States, the U.K. and the European Union.

Employees

As of September 15, 2014, we had 13 employees, all of which are employed in Australia except one in Hong Kong. None of our employees is currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees are excellent.

Our Address

Our principal executive offices and a retail outlet are located at 76 William Street, Paddington, NSW 2021, Australia, and our telephone number is +61 2 8069-2665. Our corporate Internet address is banjoandmatildainvestors.com.

Item 1A. Risk Factors

An investment in our common stock involves a very high degree of risk. In evaluating us and our business, you should carefully consider the risks and uncertainties described below and the other information and our consolidated financial statements and related notes included herein. The risks provided below may not be all the risks we face. If any of events described in the risks below actually occurs, our financial condition or operating results may be materially and adversely affected, the price of our common stock may decline, perhaps significantly, and you could lose all or a part of your investment.

Risks Related to Our Business

Any material disruption of our information systems could disrupt our business and reduce our sales. We are dependent on information systems to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer “hackers” or other causes, could cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of products to our retail and wholesale customers or lost sales, which could reduce demand for our products and cause our sales to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose retail or wholesale customers.

The fluctuating cost of raw materials, particularly cashmere, could increase our cost of goods sold and cause our results of operations and financial condition to suffer. The fabric used to make our products is primarily cashmere, although we also use natural fibers, including cotton. Our costs for raw materials are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials, including petroleum or the prices we pay for our yarn, could have a material adverse effect on our cost of goods sold, results of operations, financial condition and cash flows.

The apparel industry is heavily influenced by general macroeconomic cycles that affect consumer spending, and a prolonged period of depressed consumer spending could have a material adverse effect on our business, financial condition and operating results. The apparel industry has historically been subject to cyclical variations, recessions in the general economy and uncertainties regarding future economic prospects that can affect consumer spending habits. Purchases of luxury items, such as our products, tend to decline during recessionary periods, when disposable income is lower. The success of our operations depends on a number of factors impacting discretionary consumer spending, including general economic conditions, consumer confidence, wages and unemployment, housing prices, consumer debt, interest rates, fuel and energy costs, taxation and political conditions. A continuation or worsening of the current weakness in the global economy or the economy in our key markets (Australia, the United States and Europe) may negatively affect consumer and wholesale purchases of our products and could have a material adverse effect on our business, financial condition and operating results.

Privacy breaches and other cyber security risks related to our e-commerce business could negatively affect our reputation, credibility and business. We are responsible for storing data relating to our customers and employees and rely on third parties for the operation of parts of our e-commerce website, banjoandmatilda.com, and for the various social media tools and websites we use as part of our marketing strategy. Our online store on our website is operated by a third-party provider. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy. We require that our third-party service provider implements reasonable security measures to protect our customers’ identity and privacy. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. Likewise, our systems and technology are subject to the risk of system failures, viruses, “hackers” and other causes that are out of our control. Any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our online sales, impair our ability to attract website visitors and reduce our ability to attract and retain customers, and potentially expose us to significant related liability. Finally, we could incur significant costs in complying with the multitude of local, national and foreign laws regarding the use and unauthorized disclosure of personal information (to the extent they are applicable). We also may incur significant costs in our implementation of additional security measures to comply with applicable laws and industry standards and to further protect customer data.

The departure of our co-founders could have a material adverse effect on our business. We depend on the services and management experience of our co-founders, Belinda Storelli Macpherson and Brendan Macpherson, who have substantial experience and expertise in our business. In particular, Ms. Macpherson has provided design leadership to Banjo & Matilda since its inception. She is instrumental to our marketing and publicity strategy and is closely identified with both our brand and company. Our ability to maintain our brand image and leverage the goodwill associated with Ms. Macpherson may be damaged if we were to lose her services. We have an employment agreement with Ms. Macpherson, but she has the right to terminate her employment agreement at any time upon 30 days written notice. The employment agreement contains a covenant not to compete, but it is only applicable if her severance payments equal at least $100,000 and is limited to six months duration and geographically to within a five-mile radius of any location where we design, manufacture or sell our knitwear. Accordingly, Ms. Macpherson could terminate her employment agreement with us and within a short time engage in a competing business, which could materially adversely affect us. In addition, the leadership of Brendan Macpherson, our Chief Executive Officer, has been a critical element of Banjo & Matilda’s success. Mr. Macpherson also has the right, under his employment agreement with us, to terminate his employment at any time upon 30 days written notice The loss of services of Mr. Macpherson and/or Ms. Macpherson or any negative public perception with respect to, or relating to, the loss of one or more of these individuals could have a material adverse effect on our business, financial condition and operating results.

We are dependent on two distribution facilities. If one or more of our distribution facilities experiences operational difficulties or becomes inoperable, it could have a material adverse effect on our business, financial condition and operating results. We use distribution facilities in Hong Kong and in Alexandria, Australia. Our ability to meet the needs of our wholesale customers and our online retail customers depends on the proper operation of these distribution facilities. If either of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our wholesale customers and retail customers. In addition, we could incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the damaged facility. Any of the foregoing factors could have a material adverse effect on our business, financial condition and operating results.

If our manufacturing contractors fail to use acceptable, ethical business practices, our business and reputation could suffer. We do not own or operate any manufacturing facilities. We use third-party contract manufacturers, mostly in China. We require our manufacturing contractors to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those three areas in order to promote ethical business practices, and our staff and third parties we retain for such purposes periodically visit and monitor the operations of our manufacturing contractors to determine compliance. However, we do not control our manufacturing contractors or their labor and other business practices. If one of our manufacturing contractors violates applicable labor or other laws, rules or regulations or implements labor or other business practices that are generally regarded as unethical in our markets, such as Australia, Europe or the United States, the shipment of finished products to us could be interrupted, orders could be cancelled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our business, financial condition and operating results.

Due to the highly competitive nature of the apparel industry, our success depends on our ability to meet consumer demands, respond to fashion trends, and provide superior quality. There is intense competition in the sector of the apparel industry in which Banjo & Matilda participates. Banjo & Matilda competes with many other apparel companies, some of which are larger and have greater financial resources, more comprehensive product lines; longer-standing relationships with suppliers, manufacturers, and retailers; greater distribution and marketing capabilities; and, stronger brand recognition and loyalty than Banjo & Matilda. Our competitors’ greater capabilities in these areas may enable them to better differentiate their products from Banjo & Matilda, withstand periodic downturns in the apparel industry, compete more effectively on the basis of price and production and more quickly develop new products. Management of Banjo & Matilda believes in order to be successful in this industry we must be able to evaluate and respond to changing consumer demand and taste and to remain competitive in the areas of style and quality while operating within the significant domestic and foreign production and delivery constraints of the industry.

We cannot assure you that any business we acquire will benefit from its acquisition by us. We cannot assure you we will realize any of the perceived benefits to our business from the acquisition of Banjo & Matilda. The past performance of Banjo & Matilda is not necessarily indicative of future performance. The process of combining the organization of a private company into a public company such as ours involves certain risks, including exposure to unknown liabilities of the acquired company, and may cause fundamental changes to their business or in their operations. In addition, our operating results may be affected by the additional expenses we incur in integrating Banjo & Matilda into our organization and the significant increase in expenses relating to financial statement preparation and compliance with controls and procedures standards established by the Sarbanes-Oxley Act of 2002.

Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results of operations and financial condition. We intend to continue our growth strategy to grow our online customer base and sales, wholesale customer base, expand our product offerings and add retail stores. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•	the inherent uncertainty regarding general economic conditions

•	our ability to obtain adequate financing for our expansion plans

•	the degree of competition in new markets and its effect on our ability to attract new customers; and

•	our ability to recruit qualified personnel, in particular in areas where we face a great deal of competition

Our future success will be highly dependent upon our ability to manage successfully the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to our financial, inventory, and management controls, and hire sufficient numbers of effective financial, accounting, administrative, and management personnel. We may not succeed in our efforts to identify, attract and retain such personnel.

We are already highly leveraged and our growth strategies require significant capital investments and may require us to seek external financing, which may not be available on terms favorable to us.  Our business operations and growth strategies require substantial capital investments, the availability of which depends on our ability to generate cash flow from operations, borrow funds on satisfactory terms and raise funds in the capital markets. Our ability to arrange for financing to support our capital expenditures and the cost of such financing are dependent on numerous factors, including general economic and capital markets conditions, interest rates and credit availability from banks or other lenders, many of which are beyond our control. In addition, increases in interest rates or the failure to obtain external financing on terms favorable to us will affect our financing costs and our results of operations. We are already highly leveraged and rely on capital contributions and loans from our principal shareholders and third parties, including: the $250,000 Convertible Note from Raymond Key secured by a lien on substantially all of our assets, two loans from KBM Worldwide Inc. in the amount, collectively, of $148,600; a $1.5 million trade facility with Sallyport Commercial Finance, a factoring and asset-based lending company; and a Loan Facility Agreement with Harboursafe Holdings (which company is controlled by our chief executive officer, Brendan Macpherson) in the amount of approximately $963,000, secured by our intellectual property. We may not be able to obtain future financing in amounts or on terms acceptable to us.

Fluctuations in exchange rates could adversely affect our business as well as result in foreign currency exchange losses in our U.S. dollar financials. The functional currency of Banjo & Matilda is Australian dollars. The accounts of Banjo & Matilda are maintained, and its financial statements are expressed, in Australian dollars. Such financial statements are translated into U.S. dollars with the Australian dollar as the functional currency. All assets and liabilities are translated at the exchange rate at the balance sheet date, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity. The value of the Australian dollar against the U.S. dollar and other currencies is affected by, among other things, changes in political and economic conditions and U.S. and Australian foreign exchange policies. Any material change in the exchange ratio between the Australian dollar and the U.S dollar may materially and adversely affect our reported amounts in U.S .dollars of cash flows, revenues, earnings and financial position and the value of, and any dividends payable to, our shares of common stock in U.S. dollars.

In addition, we sell our knitwear worldwide and purchases of our knitwear are made in foreign currencies and recorded in Australian dollars at exchange rates then in effect. We also transact business with wholesalers, retail outlets, manufacturers and distributors in various foreign countries, including China, Europe and the United States. Transactions are denominated in foreign currencies and recorded in Australian dollars at the rates of exchange in effect at the time of each transaction. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Any material fluctuations in exchange rates between the Australian dollar and these foreign currencies could materially adversely affect our results of operations.

We are required to make significant estimates and assumptions in the preparation of our financial statements and our estimates and assumptions may not be accurate. The preparation of our financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Critical estimates include, among other things, the collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially different from that reported in our financial statements.

Risks Related to Our Common Stock and Our Status as a Public Company

We may need to raise additional capital by sales of our common stock, which may adversely affect the market price of our common stock and your rights in us may be reduced. We will need to raise additional funds to expand our online sales, increase wholesale sales, expand our product lines and add retail stores. In order to satisfy our funding requirements we may consider issuing additional debt or equity securities. If we issue equity or convertible debt securities to raise such additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lower our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

There is a limited public trading market for our common stock, which may have an unfavorable impact on our stock price and liquidity. Our common stock is not listed on any exchange; it is quoted on the OTCQB quotation service. We have not engaged a broker-dealer to make a market in our common stock. There has been a limited trading market for our common stock in the past and there can be no assurance that a trading market in our shares of common stock will develop and be sustained. The trading market for securities of companies quoted on the OTCQB or other quotation systems is substantially less liquid than the average trading market for companies listed on Nasdaq or a national securities exchange. The quotation of our shares on the OTCQB or other quotation system may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. Holders of our common stock should be willing to hold onto their shares for a long period of time.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus. Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

The Registrant’s board of directors designated a series of preferred stock without shareholder approval that has voting rights that adversely affect the voting power of holders of the Registrant’s common stock and may have an adverse effect on its stock price. The Registrant’s Certificate of Incorporation provides for the authorization of 100,000,000 shares of “blank check” preferred stock. Pursuant to our Articles of Incorporation, the Registrant’s Board of Directors is authorized to issue such “blank check” preferred stock with rights that are superior to the rights of stockholders of the Registrant’s common stock, including a conversion price then approved by our Board of Directors, which conversion price may be substantially lower than the market price of shares of the Registrant’s common stock, without stockholder approval. In connection with the Registrant’s employment agreement with its Chief Executive Officer, Brendan Macpherson, the Board of Directors authorized 1,000,000 shares of preferred stock with each share having 100 votes until Mr. Macpherson’s employment agreement expires or terminates. The Registrant issued the 1,000,000 shares of preferred stock to Mr. Macpherson pursuant to his employment agreement and, upon the filing of a certificate of designation for such preferred shares and the subsequent issuance of such shares, Mr. Macpherson gained voting control of the Registrant, which has a negative effect on the voting power of the holders of the Registrant’s common stock and may cause its stock price to decline.

Brendan Macpherson, our Chief Executive Officer, has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control. Brendan Macpherson, our Chief Executive Officer, owns approximately 44% of our outstanding shares of common stock, and 1,000,000 shares of super-voting preferred stock until his employment agreement expires or terminates, and consequently has effective control over our business, including matters requiring the approval of our stockholders, such as election of directors, approval of significant corporate transactions and the timing and distribution of dividends, if any, on our common stock. In addition, Mr. Macpherson controls our policies and operations, including, among other things, the appointment of management, future issuances of our common stock or other securities, the incurrence of debt by us, and the entering into of extraordinary transactions.

Mr. Macpherson may have interests that do not align with the interests of our other stockholders, including with regard to pursuing acquisitions, divestitures, and other transactions that, in his judgment, could enhance his equity value, even though such transactions might involve risks to our other stockholders. For example, Mr. Macpherson could cause us to make acquisitions that increase our indebtedness. Mr. Macpherson will have effective control over our decisions to enter into such corporate transactions regardless of whether others believe that any transaction is in our best interests. Such control may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements. As a public company we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. We have concluded that our disclosure controls and procedures and our internal controls over financial reporting are not effective due to material weaknesses identified in our internal controls over financial reporting. These material weaknesses include: lack of a full-time Chief Financial Officer with accounting expertise, lack of a formal review process and ineffective oversight due to the lack of an audit committee comprised of independent directors. Remediating these weaknesses will require the expenditure of capital to hire additional staff and other measures. If we cannot take steps to timely remediate the weaknesses in our internal controls, the market price of our stock could decline if investors and others lose confidence in the reliability of our financial statements. Similarly, we could have difficulty attracting third-party lenders and market-makers in our common stock if such lenders or broker-dealers believe they cannot rely on our financial statements as materially accurate. In addition, we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

Our management is not familiar with the United States securities laws and our Chief Financial Officer is a part-time employee. Our management is generally unfamiliar with the requirements of the United States securities laws, our Chief Executive Officer and Chief Financial Officer, Brendan Macpherson, does not possess accounting expertise, and an external Chief Financial Officer with accounting experience only works for us on a part-time basis, all of which could adversely impact our ability to comply with legal, regulatory, and financial reporting requirements under the U.S. securities laws. Our management may not be able to implement programs and policies in an effective and timely manner to adequately respond to such legal, regulatory and reporting requirements, including the establishment and maintenance of internal control over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Exchange Act, which are necessary to maintain public company status, and could result in investigations by the Securities and Exchange Commission, and other regulatory authorities that could be costly, divert management’s attention and disrupt our business, If we were to fail to fulfill those obligations, our ability to operate as a public company would be in jeopardy, in which event you could lose your entire investment in our company.

If a trading market in our common stock ever develops, the market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.  If a trading market in our common stock develops, the market price of our common stock could become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our wholesale customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

•	customer demand for our products or luxury goods in general;

•	investor perceptions of our industry in general and Banjo & Matilda in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	loss of external funding sources;

•	sales of our common stock, including sales by our directors, officers or significant stockholders; and

•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

We do not intend to pay dividends for the foreseeable future. We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Our common stock is considered “a penny stock” and, as a result, it may be difficult to trade a significant number of shares of our common stock. The Securities and Exchange Commission (“SEC”) has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Since our common stock has been eligible for quotation on the OTC markets (such as the bulletin board), the market price of our common stock has been less than $5.00 per share. We expect the market price for our common stock will remain less than $5.00 per share for the foreseeable future and, therefore, may be a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares. In addition, because our stock is quoted on the OTC markets, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

As a former shell company, holders of restricted shares of our common stock cannot rely on Rule 144 to resell their shares until the conditions of the rule are met. Prior to the consummation of the Exchange Agreement, we were considered a shell company. As a result, we are subject to the provisions of Rule 144(i) which limit reliance on Rule 144 by shareholders owning stock in a shell company (or a former shell company). Under current interpretations, unregistered shares issued after we first became a shell company cannot be resold under Rule 144 until the following conditions are met:

•	We cease to be a shell company;

•	We remain subject to the Exchange Act reporting obligations;

•	We file all required Exchange Act reports during the preceding 12 months; and

•	At least one year has elapsed from the time we filed our “Form 10 information” reflecting the fact that we ceased to be a shell company.

Consequently, until the first anniversary of the filing of our Current Report on Form 8-K, filed November 18, 2013, reflecting that we ceased to be a shell company, holders of restricted shares of our common stock cannot rely on Rule 144 to sell such shares, and may do so then only if we have then filed all required Exchange Act reports during the preceding 12 months.

Since our principal assets are located in Australia, and none of our officers and directors are residents of the United States, it may be difficult or impossible for you to bring an action against us or against these individuals in Australia in the event that you believe that your rights have been infringed under the securities laws or otherwise, or to enforce any judgments rendered against us or our officers and/or directors. Our principal assets are located in Australia, and all of our officers and directors are not residents of the United States. Therefore, it may be difficult to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered by any courts of the United States against us or these officers and directors. Furthermore, it may be difficult or impossible for you to bring an action against us or against these individuals in Australia in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of Australia may render you unable to enforce a judgment against our assets or the assets of our directors or officers that are not residents of the United States. There is doubt as to the enforceability in the Commonwealth of Australia, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated solely upon federal or state securities laws of the U.S., especially in the case of enforcement of judgments of U.S. courts where the defendant has not been properly served in Australia. As a result of all of the above, our shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders compared to shareholders of a corporation doing business entirely within the United States.

Item 2. Properties

Banjo & Matilda leases a 1,076 square foot showroom located at 76 William Street, Paddington, New South Wales, Australia, where it also maintains its principal executive offices. Banjo & Matilda’s lease for this space expires on October 14, 2014, with an option to renew the lease for an additional three-year period. The monthly fixed rent for this space is approximately $4,433 per month. Management believes that the facilities are adequate for the Company’s current needs and for the foreseeable future. In addition, Banjo & Matilda uses a fulfillment service in Hong Kong that consolidates all of products manufactured in China. The cost of storage of our products by this fulfillment service company is included in our monthly fee.

Management believes the terms of the leases are consistent with market standards and were arrived at through arm’s-length negotiation.

Item 3. Legal Proceedings

We are not a party to any pending litigation and to our knowledge, no such litigation is contemplated or threatened. To our knowledge, none of our directors, officers, 5% shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB under the symbol “BANJ” (prior to November 14, 2013 the stock was quoted under the symbol “ESRN”). The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB equity security generally is an equity that is not listed or traded on Nasdaq or a national securities exchange.

Price Range of Common Stock

Our fiscal year end changed from December 31 to June 30 in connection with the Exchange Agreement with Banjo & Matilda Ltd. in November 2013. The following table shows: (i) for the last two quarters of the fiscal year ended June 30, 2014, the high and low bid prices per share of our common stock as reported by the OTCQB quotation service; (ii) for the calendar year ended December 31, 2013, high and low quarterly sales prices; and (iii) for the calendar year ended December 31, 2012, high and low quarterly bid prices. The information for calendar years 2012 and 2013 was provided to us by the Financial Industry Regulatory Authority and the Interent. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

	High Bid	Low Bid
Fiscal Year ended June 30, 2014
Third quarter: January 1, 2014 to March 31, 2014	$0.2500	$0.1500
Fourth quarter: April 1, 2014 to June 30, 2014	$0.4200	$0.2002

	High Sale	Low Sale
Calendar Year ended December 31, 2013
First quarter January 1, 2013 to March 31, 2013	$1.20	$0.40
Second quarter April 1, 2013 to June 30, 2013	$1.10	$0.52
Third quarter July 1, 2013 to September 30, 2013	$1.00	$0.51
Fourth quarter October 1, 2013 to December 31, 2013	$0.75	$0.25

	High Bid	Low Bid
Calendar Year ended December 31, 2012
First quarter ended March 31, 2012	$0.30	$0.30
Second quarter ended June 30, 2012	$0.30	$0.30
Third quarter ended September 30, 2012	$0.30	$0.30
Fourth quarter ended December 31, 2012	$0.30	$0.30

Our Transfer Agent

We have appointed Olde Monmouth Stock Transfer Company, with offices at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716, phone number 732-872-2727, as transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of September 15, 2014, there are approximately125 holders of record for the Registrant’s common stock. There are a total of 27,941,684 shares of common stock outstanding of which 12,332,561 are issued to a trust controlled by Brendan Macpherson, our Chief Executive Officer and director.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Penny Stock Regulations

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The Registrant’s common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that the Registrant’s common stock will qualify for exemption from the Penny Stock Rule. Even if the Registrant’s common stock were exempt from the Penny Stock Rule, the Registrant would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Rule 144

Prior to completion of the closing under the Exchange Agreement, the Registrant was considered a shell company. As a result, the Registrant is subject to the provisions of Rule 144(i) which limit reliance on Rule 144 by shareholders owning stock in a shell company (or a former shell company). Under current interpretations, unregistered shares issued after the Registrant first became a shell company cannot be resold under Rule 144 until the following conditions were met:

•	The registrant ceases to be a shell company;

•	The Registrant remains subject to the Exchange Act reporting obligations;

•	The Registrant files all required Exchange Act reports during the preceding 12 months; and

•	At least one year has elapsed from the time the Registrant files “Form 10 information” reflecting the fact that the Registrant ceased to be a shell company.

Consequently, until the first anniversary of the filing of the Registrant’s Current Report on Form 8-K, filed November 18, 2013, holders of the Registrant’s common stock cannot rely on Rule 144 to sell restricted shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Registrant does not have any equity compensation plans and accordingly there are no shares authorized for issuance under an equity compensation plan.

Issuer Purchases of Our Equity Securities

No repurchases of our common stock were made by our company or its affiliates during the fourth quarter of our fiscal year ended June 30, 2014. There have been no recent sales of unregistered securities by us which have not already been reported in an 8-K or 10-Q.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited and unaudited financial statements and the notes to those statements included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this Report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Company background

Founded in 2008 by Sydney designer Belynda Macpherson and her husband, Brendan Macpherson, Banjo & Matilda designs, manufactures, sells and distributes premium contemporary knitwear.

Because of the brand’s fresh designs, premium quality and irreverent Australian brand heritage, it has gained a loyal following by customers, the media, celebrities and retail partners alike.

Since 2008 the Company’s products have been sold through its e-commerce retail store into 16 countries and growing, and a physical retail store location in Sydney, Australia as well as temporary “pop up” concept stores. In addition, products are distributed through wholesale to key retail accounts in Australia, North America, Canada, United Kingdom, the Middle East and Europe.

The brand has experienced strong and consistent year-on-year revenue growth.

Growth opportunity

The brand currently exclusively targets the premium contemporary knitwear category. Knitwear represents a significant share of total global apparel sales and more importantly is a staple item in our target customer’s wardrobe. There are very few contemporary knitwear only brands. By focusing on this market exclusively, at least initially, we achieved a large global sales opportunity. However, the broader opportunity to create an Australian origin aspirational lifestyle brand based on the Australian “relaxed luxury” ethos with a full offering of apparel and lifestyle accessories, represents a significant value creation opportunity.  As an example according to JP Morgan’s December 17 2013 research report on Vince (VNCE), it generated nearly $300M in sales in fiscal 2013. Sweater sales account for over 85% of Banjo & Matilda’s sales and only 26% of Vince sales.  Lifestyle apparel brands that have started similarly to Banjo & Matilda such a Vince (NYSE VNCE – which has over 2,100 retail outlet “doors”), Zadig & Voltaire, James Perse, Ralph Lauren and many others have market values (private and public) in many cases greater than $1B. There is a well-worn path to growing a successful and valuable fashion & lifestyle brand and Banjo & Matilda exhibits the core elements to achieving this. The combination of retailer adoption and wholesale outlet growth (currently at 203 doors), increasing product lines, supported by a strong e-commerce strategy and careful retail expansion program are key elements of each of the aforementioned companies and are inline with Banjo & Matilda’s current growth plan.

Wholesale sales

The company commenced a wholesale sales program in 2012 and is expanding its international wholesale program in the Northern Hemisphere, particularly the North American market. Through these efforts we achieved significant traction and retailer adoption. The brand is now stocked in the world’s leading retailers including: Neiman Marcus, Net-a-porter, Intermix, ShopBop, Piperline, Anthropologie, Harvey Nichols and many more. We are now stocked in over 203 retail outlets “doors” as at September 2014, up from 18 doors as at December 2013. We consider this growth in doors an excellent result, one reserved for brands that have a point of difference in the market. Further, comparable brands in terms of growth paths are now in many thousands of doors (Vince 2,000+, Ralph Lauren 10,000+). The company recently appointed a leading US sales agent to assist in bringing in more accounts which will help us secure and manage the leading independent retailer wholesale accounts which account for roughly 40% of the US market as well as additional major retail chains.

The company sees expansion of its wholesale account base of premium retail partners as an effective way to build its brand and ultimately also build sales through its higher margin / value online e-commerce retail channels.

Online/ e-commerce retail

In line with the increased brand exposure gained by wholesale account expansion, it is expected the Company’s online retail sales will continue to increase. Further, additional resources are being allocated to online marketing and e-commerce development to drive meaningful growth through this channel. Banjo & Matilda sold its products exclusively through its own web site from 2008 to 2011 prior to opening its first retail store and commencing a wholesale sales program. For several reasons, Banjo & Matilda’s products are uniquely suited to online retail including: less issues with “fit” being predominantly knitwear & sweaters, and as a result experiences lower return rates which improves overall e-commerce economics, average price point is in the e-commerce “sweet spot” of $200-$400 unit, and, sweaters are less seasonal and more of an investment staple item which lowers barriers to purchase.

Product diversification

At present the Company is exclusively focused on woman’s premium contemporary knitwear. Over time the company plans to develop a more rounded lifestyle product offering including ready to wear knitted/cashmere and supplementary styles, blouses, tops, outerwear, accessories, men’s, and eventually children’s. This will expand the brands product line which will:

•	Increase the floor space the Company’s retail partners will commit to the brand, which in turn will increase the “buy” from each retail partner.

•	Increase the brand’s appeal to a wider audience, acquiring additional customers to the brand both through the Company’s wholesale and retail channels.

•	Increase the opportunity for existing customers to spend more with the Company.

Retail stores

Once the Company has firmly established the brand in approximately 400 or more retail outlets, rounded its product offering and secured suitable funding, we expect to initiate a strategic retail store roll out program.

Other initiatives

Brand development

We will continue to enhance and sharpen our brand positioning and offerings. We are forming a creative & branding advisory panel with several leading industry veterans to assist us to continue building a highly differentiated and aspirational brand and product offering. We currently employ publicists in key markets, as well as invest in social media, online advertising and marketing and publicity events such as project “The Sweater Exchange”, which all drive reach and improve definition of the brand.

Margin expansion

We will continue to focus on increasing margins by driving manufacturing savings, developing products with higher margins, and increasing sales volume through the higher margin retail online sales channel.

Operations & Logistics

To support the past growth and predicted future growth we have implemented and plan to continue to implement key operational programs. In 2014 we established an international distribution center “DC” in Hong Kong, established a dedicated office in Hong Kong with its own personnel to manage our production, implemented key trading terms with its factories including significant penalties for late or incorrect deliveries and hired additional operations personnel, as well as secured a comprehensive trade finance facility to help meet our production funding demands. Through the remainder of 2014 and 2015 we will establish a North American DC to support logistics in the USA, implement an ERP (Enterprise Resource Planning) system to streamline the supply chain from design, sales, production, distribution and finance. We are also seeking to hire a CFO/COO, and hire additional operations personnel based in North America including a dedicated logistics management team.

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected our financial and operating performance for the fiscal years ended June 30, 2014 and June 30, 2013. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. We have a June 30 fiscal year end.

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

	Annual		Dollar	Percentage
	June 30, 2014	June 30, 2013	Increase (Decrease)	Increase (Decrease)

Revenue	$2,264,264	$1,724,181	$540,083	31%
Cost of sales	1,364,370	977,086	387,284	40%
Gross profit	899,894	747,095	152,799	20%

Payroll and employee related expenses	526,376	240,450	285,926	119%
Operating expense	107,136	41,655	65,481	157%
Marketing expense	304,802	88,826	215,976	243%
Occupancy expenses	54,375	47,518	6,857	14%
Corporate and public company	256,568	153,767	102,801	67%
Depreciation and amortization expense	13,014	8,821	4,193	48%
	1,262,271	581,037	681,234	117%
(Loss) income from operations	(362,377)	166,058	(528,435)	-318%

Other Income (Expense)
Other income	-	52,586	(52,586)	-100%
Finance costs	(264,365)	(196,892)	(67,473)	34%
Total Other Expense	(264,365)	(144,306)	(120,059)	83%

Net (loss) income	$(626,742)	$21,752	$(648,494)	-2,981%

2014 Highlights

•

Retail Outlets (“Doors”) increased 617% to 129 as of June 30, 2014 from 18 at the end of the December 2013 quarter as key premium department and specialty retailers adopted the brand. As at September 30 the number of Doors increased further to 203.

•	Total Revenue increased 31% to $2,264,264.

•	Both Online and Store retail sales grew sharply recording a 61% growth in online sales and 65% growth in retail sales.

•	Gross Margin remained stable at 41%.

•

Losses from operations increased primarily because personnel and marketing expenses grew faster than sales as we hired personnel necessary for future growth, we invested in increased marketing of the brand and e-commerce channel, and the added expenses of being a public company.

Revenue:

Revenue continued to increase significantly during the year ending June 30, 2014 (“Fiscal 2014”) as new wholesale accounts were added and previously secured wholesale accounts impacted revenue. Online and retail sales increased as brand awareness, web site(s) visitors and repeat customer transactions grew.

Revenue increased 31% from $1,724,181 in the year ending June 30, 2013 (“Fiscal 2013”) to $2,264,264 in Fiscal 2014.

Wholesale sales increased 16% over the prior year in-line with the increased number of retailers stocking our products. Wholesale retail outlets "Doors" increased from 18 at the end of June 2013 to 126 at the end of June 2014. Most of the growth occurred in the fourth quarter of Fiscal 2014 as the impact of new retail accounts came online during the quarter. We expect to see this trend continue as retail outlet doors increased to 203 at the end of September 2014. Wholesale sales equaled 59% of total sales compared to 66% on the prior year, a decrease of 7%. This percentage decrease is due to our focus on expanding e-commerce online and retail sales.

Retail sales increased 65% over the prior year predominantly as a result of significant same store sale growth of the existing flagship Sydney, Australia store. This is in part due to higher stock levels and availability, more styles and products and continuing growth in brand awareness and repeat customers.  Retail sales were 12% of total sales compared to 9% in the prior year.

Online sales through our e-commerce websites increased 61%, in line with the growth of the brand and the availability and awareness of the brand through additional retail outlets. This has contributed to website visitors increasing 107% in Fiscal 2014 compared with Fiscal 2013, with significant growth of 160% over the same period prior year occurring in the final two quarters. While online sales increased throughout the year, in line with wholesale retail outlet growth occurring mostly in the final two quarters, e-commerce sales growth also dramatically increased in the final two quarters. Online sales equaled 30% of total sales in Fiscal 2014 compared to 24% in Fiscal 2013.

See chart of last 12 months revenue build up (LTM) from 2011 by country for wholesale, and by online e-commerce and retail sales channels.

Cost of Goods Sold, Gross Profit & Gross Margin:

Gross Profit increased 20% to $899,894 for the year ending June 30, 2014 from $747,095 the year ended June 30, 2013. The increase in gross profit primarily reflects the increase in revenues.

Gross Margins declined to 40% for the year compared to 43% for the prior year. Our (i) wholesale margins increased to 39% from 35%, (ii) online margins declined from 64% to 45% compared to the same period in fiscal 2013 as a result of sales clearance of aged inventory with low average retail prices and gross margins; and (iii) retail store margins increased to 65%, however overall retail margins declined from 59% to 40% due to clearance of aged inventory and samples at low average retail prices and gross margins.

Cost of Goods Sold (Cost of Sales) as a percentage of revenues increased slightly to approximately 59% compared to 56% for the comparable period in Fiscal 2013. While input prices of raw materials such as cashmere yarn increased as a result of a sharply increased demand for the yarn, the increase in our volume of purchases from factories enabled us to continue to lower manufacturing costs and streamline supply chain expenses on a per unit basis to offset higher input costs.

Operating Expenses:

Operating expenses consisting of payroll, selling & marketing, administrative and occupancy increased 116% over the prior year as the company added resources to support the current and projected growth of the business.

Payroll and related expenses have increased by $285,926, or 119% over the prior year, as corporate salaries were accrued for our Chief Executive Officer and Chief Creative Officer and the Company hired additional sales and operational personal to support the existing and projected growth of the business.

Selling & Marketing expenses increased by $215,976, or 243%, as we invested in expanding our wholesale sales program particularly in the North American and European markets, as well as marketing and promotions to increase the awareness of our brand in these markets and grow our e-commerce business.

Corporate, public company and depreciation:

As a public company we have incurred increased costs for legal, accounting and filing fees of approximately $96,948 over the prior year, an increase of 63%.

Financing costs:

Financing costs of $264,365 for Fiscal 2014 primarily relate to expenses, including interest and fees, associated with our use of trade financing. As a percentage of sales our financing costs stayed relatively the same at 12%. However as sales increase, the company expects this to decrease as a percentage due to the expected payout of higher interest facilities and loans, and the impact of the lower cost trade facilities with Sallyport Commercial Finance comes into effect.

Liquidity and Capital Resources

We are highly leveraged and will continue to borrow to acquire inventory and fund sales. Our ability to expand our sales is limited by the amount we can borrow to acquire supplies and contract for the manufacture of our products. The Company has been able to obtain the funds necessary to increase its sales each year through both capital contributions and loans from its principal shareholders and third parties. The Company anticipates that it will continue to be able to access funds to grow its business. There can be no assurance, however, that the terms on which such funds will be made available will be favorable to the Company or its shareholders. The rates at which we can acquire funds will directly impact our ability to operate profitably and generate positive cash flow. In addition to relying upon debt, we will seek to raise equity to support our efforts to grow. There is no assurance that debt or equity financing will be available to us on acceptable terms, if at all, and, in all events, the sale of equity or instruments convertible into equity will dilute the interests of our current shareholders.

During Fiscal 2014 we raised approximately $590,000 through sales of our equity and the conversion of debt nto equity. These funds improved our balance sheet and provided capital to fund higher inventory supporting growth in retail and online sales, as well as funding new orders from wholesale customers.

On July 1, 2013, Banjo & Matilda entered into a Loan Facility Agreement pursuant to which Harboursafe Holdings made a loan of approximately $963,000 to Banjo & Matilda. The loan bears interest at 3% per annum and interest accrues daily. The loan was due on June 30, 2014. The loan is convertible into shares of Banjo & Matilda at any time prior to the due date. Interest on the loan is paid on the earlier of the (x) conversion of the loan into shares of Banjo & Matilda and (y) the due date of the loan. Harboursafe may require prepayment of $100,000 of the loan upon 60 days prior notice to Banjo & Matilda. To secure the loan, Banjo & Matilda granted Harboursafe Holdings a security interest in the intellectual property acquired by Banjo & Matilda under the Intellectual Property Sale Agreement pursuant to which Banjo & Matilda acquired numerous clothing designs from Harboursafe Holdings. Harboursafe Holdings is an Australian corporation controlled by our Chief Executive Officer, Brendan Macpherson. The parties intend to extend maturity date of the loan.

On November 3, 2013, Raymond Key, who owns 19% of the Registrant’s common stock, made an unsecured loan of AU$100,000 to Banjo & Matilda which bore interest at the rate of 15% per annum (or 0.041% per day). The loan was due on or before December 4, 2013 was guaranteed by Brendan Macpherson, the Chief Executive Officer of Banjo & Matilda. On January 12, 2014, the Company issued to Raymond Key its Secured Convertible Note in the principal amount of $250,000 (the “Convertible Note”) in consideration of the rollover of the November 13, 2013, Note and an additional $150,000. The Convertible Note bears interest at the rate of 9% per annum and is due on the first anniversary of the date of issuance, January 12, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of thirty cents ($0.30) per share, provided that if the Volume Weighted Average Price (VWAP) for the 30 days immediately preceding the receipt of a conversion notice is less than sixty cents ($.60) per share, the conversion price shall be reduced to twenty cents ($.20) per share.

The Company’s obligation under the Convertible Note is secured by a lien on substantially all of its assets, including its inventory, receivables, trademarks and trade names. Further, the Company may not enter into any loan to be repaid prior to the due date of the Convertible Note or having a priority senior to the Convertible Note.

In December 2013 the Company entered into a loan agreement with an individual for $100,000.  The note was due in 30 days at an interest rate of five percent per month.

On May 16, 2014 and July 18, 2014, respectively, we received $72,800 and $72,800 from KBM Worldwide, Inc. in consideration of convertible promissory notes in such amounts. The notes bear interest at 8% and are due February 6, 2015 and April 8, 2015, respectively. The notes are each convertible after 180 days at the option of the holder into common stock at a conversion price equal to 65% of the then market price of the stock, subject to anti-dilution protection in the event the Company issues common stock at a price below the conversion price; provided, however, that the notes may not be converted into common stock such that the beneficial ownership of KBM Worldwide and its affiliates would exceed 4.99%. Pursuant to the purchase agreements covering the notes, we issued KBM a six-month right of first refusal with respect to equity or hybrid financings in amounts less than $75,000.

In August 2014, we entered into a $1.5 million trade facility with Sallyport Commercial Finance, a factoring and asset-based lending company. We intend to use the facility, which has a term of one year and is automatically renewable annually, to finance future orders in our efforts to build the Banjo & Matilda brand.

	YEAR ENDED June 30
	2014	2013
Net cash (used in) operating activities	(1,165,503)	(452,362)
Net cash (used in) investing activities	(32,578)	(39,463)
Net cash provided by financing activities	1,223,482	500,206

Cash (Used in) Operating Activities

During Fiscal 2014, we used approximately $1,165,503 of net cash in our operating activities. This reflects our net loss from continuing operations and the use of cash to increase our trade receivables and inventory which grew by $314,016 and $282,868, respectively, from June 30, 2013 to June 30, 2014.

During Fiscal 2013, we used approximately $452,362 of net cash in our operating activities. This reflects our net income from continuing operations of $166,058 offset by increases in our inventory and trade receivables of $181,720 and $86,215, respectively, and a decrease in other receivables of $11,924.

Cash (Used) in Investing Activities

During Fiscal 2014 we used $32,578 of net cash in investing activities primarily reflecting $5,160 in capitalized costs incurred and purchases of fixed assets of $8,358.

During Fiscal 2013, we used net cash of $39,463 in investing activities primarily reflecting intangibles of $38,446 associated with our financings.

Cash Provided by Financing Activities

During the Fiscal 2014, net cash provided by financing activities of $1,223,482primarily reflects proceeds from issuance of common stock for $290,000, increases in loans of $413,474 and an increase in convertible loans of $525,640.

During Fiscal 2013, net cash provided by financing activities of $500,206 primarily reflects increases in convertible loans of $334,837 and increase proceeds of $170,725 from the sale of equity.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the year ended June 30, 2014 that we believe would have a material impact on our financial position or results of operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The financial statements start on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 14, 2014, we engaged Lichter, Yu and Associates as our independent registered public accountants for the fiscal year ending June 30, 2014. The decision to engage Lichter, Yu & Associates was approved by the Board of Directors of the Registrant. Lichter, Yu and Associates has been the registered independent public accountants for Banjo & Matilda, Pty Ltd, which the Registrant acquired in a transaction November 14, 2013, which for accounting purposes was treated as a reverse acquisition, and during B&M’s fiscal years ended June 30, 2013 and June 30, 2012 Lichter, Yu & Associates audited the financial statements of B&M and issued an audit report on the financial statements of B&M as at and for the years ended June 30, 2013 and June 30, 2012.

In connection with our change of accountants, there were no disagreements between the Registrant and our former accountants, MaloneBailey LLP, of the type described in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or any reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

On November 14, 2013, we acquired Banjo & Matilda, a closely-held privately owned Australian company whose operations are conducted in Australia, in a transaction treated as a reverse acquisition. At such time we adopted the system of disclosure controls and procedures of Banjo & Matilda as ours.

At June 30, 2014, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Brendan Macpherson our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2014, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management has conducted an evaluation, under the supervision and with the participation of Brendan Macpherson our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of June 30, 2014. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.  Based upon such assessment, Mr. Macpherson concluded that our internal controls over financial reporting are not effective due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our material weaknesses relate to the following:

•

Lack of a full-time Chief Financial Officer. We do not have a dedicated full-time Chief Financial Officer in charge of our financial reporting. Financial reporting is performed by an individual engaged on a part-time basis and Mr. Macpherson. While the individual engaged on a part-time basis does have significant accounting expertise, he does not devote a substantial amount of time to the Company’s affairs. Mr. Macpherson does not possess accounting expertise.

•	Lack of formal review process. We do not possess a formal, multi-level process with respect to our financial reporting.

•	Ineffective oversight. We do not have an audit committee comprised of independent directors to oversee our financial reporting and internal control over financial reporting.

These weaknesses are due to the Company’s historical lack of working capital and decision not to hire a full-time, dedicated Chief Financial Officer. The Company plans to hire a full-time Chief Financial Officer during the current fiscal year by June 30, 2015. Further, the Company intends to appoint additional Directors and form an audit committee comprised of independent directors.

This Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As a condition to the consummation of the Exchange Agreement between the Registrant and Banjo & Matilda, Jared Robinson and Neil Kleinman each resigned as an officer and director of the Registrant. Concurrent with the consummation of the Exchange Agreement, the Board appointed Brendan Macpherson and Belinda Storelli Macpherson, the co-founders of Banjo & Matilda, to serve on the Board of Directors of the Registrant effective immediately after the closing. In addition to serving on the Board of Directors, Brendan Macpherson has been elected as Chief Executive Officer, and Secretary of the Registrant and Belinda Storelli Macpherson has been elected Chief Creative Officer of the Registrant. Additionally, the Board elected Robert Dardano as our Interim Chief Financial Officer. Mr. Dardano, who acted as our external, interim Chief Financial Officer on a part-time basis, resigned in March 2014 and Mr. Macpherson now fills that position.

The following sets forth information about our directors and executive officers:

Name	Age	Position
Brendan Macpherson	43	Chief Executive Officer, Chief Financial Officer, Secretary and Director

Belinda Storelli Macpherson	39	Chief Creative Officer and Director

Brendan Patrick Gow Macpherson is a co-founder of Banjo & Matilda. Mr. Macpherson has served as Chief Executive Officer of Banjo & Matilda since January 2013 and he was the Executive Director from May 2009 to October 2009. From April 2009 until June 2013, he was the Chief Marketing Officer for Pie Face Pty Ltd. which operates bakery and café stores in Australia. It offers pies and coffees. From June 2002 until January 2009, he was Chief Executive Officer of AEG Limited a publicly traded company on the Australian Stock Exchange and owner of Brightstars Education, the largest educator of performing arts in Australia.

Belinda Storelli Macpherson is a co-founder of Banjo & Matilda. Ms. Macpherson has been the managing director of Banjo & Matilda since May 2009 and she began Banjo & Matilda in May 2008. Prior to founding Banjo & Matilda, Ms. Macpherson worked in public relations and marketing in the film industry, including management roles with international movie studios such as Universal Pictures, Dreamworks SKG, and later Warner Bros followed. Ms. Macpherson opened her own boutique PR company called 'Global Artist'.

There are no family relationships among our directors or executive officers, except that Mr. Macpherson is the husband of Ms. Macpherson.

Each of our Directors is elected annually and serves until his successor is duly elected and qualified or until his earlier death, resignation or removal. Our officers are elected annually and serve at the discretion of our Board of Directors.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Board Committees

Audit Committee

We do not have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter was filed as Exhibit 99.2 to the Registrant’s annual report on Form 10-K filed on February 15, 2011.

Our board of directors has determined that we do not have an audit committee financial expert serving on our board.

The Company has not appointed additional directors as it seeks to secure investment in the business and secure suitable candidates to serve as Board Members

Disclosure Committee

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter was filed as Exhibit 99.3 to the Registrant’s annual report on Form 10-K filed on February 15, 2011.

Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to our fiscal year ended June 30, 2014.

Code of Ethics

The Registrant has adopted a corporate code of ethics. The Registrant believes its code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to our Form 10-K filed with the Securities and Exchange Commission on February 15, 2011.

Item 11. Executive Compensation.

The Registrant did not pay any cash or other compensation to its executive officers for the years ended June 30, 2013 and June 30, 2014, but it commenced accruing salary payments under the Employment Agreements between the Company and the Executives from October 1st 2013.

The following summary compensation table set forth information concerning the annual and long-term compensation for services in all capacities to Banjo & Matilda for the fiscal years ended June 30, 2014 and June 30, 2013 of those persons who were, at June 30, 2014, (i) the chief executive officer, (ii) the chief financial officer, (iii) managing director and (ii) the other most highly compensated executive officers of Banjo & Matilda, whose total compensation was in excess of $100,000 (the “named executive officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Brendan Macpherson	2014	$78,125	*	$0	$0	$0	$0	$0	$0	$78,125
Chief Executive Officer	2013	$0		$0	$0	$0	$0	$0	$0	$0

Belinda Storelli Macpherson	2014	$45,833*		$0	$0	$0	$0	$0	$0	$45,833
Chief Creative Officer	2013	$0		$0	$0	$0	$0	$0	$0	$0

* Represents salary accrued by the Company under the employment agreements with Brendan Macpherson and Belinda Macpherson, but not yet paid.

Compensation of Directors

The Registrant did not pay and cash or other compensation to its directors for the years ended June 30, 2014 and June 30, 2013.

Outstanding Equity Awards at Fiscal Year End

For the year ended June 30, 2014, no director or executive officer has received compensation from the Registrant pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Executive Compensation Policies as They Relate to Risk Management

Banjo & Matilda has only recently become a public company. Its payment policies in respect of nearly all of its employees are still indicative of those associated with a private company in Australia. The Board of Directors has considered whether our compensation policies might encourage inappropriate risk taking by the Company’s executive officers and other employees. The Board has determined that the current compensation structure aligns the interests of the executive officers with those of the Company without providing rewards for excessive risk taking by awarding a mix of fixed and performance based or discretionary bonuses with the performance based compensation focused on profits as opposed to revenue growth.

Option Exercises and Fiscal Year-End Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2014, or held any outstanding stock options as of June 30, 2014.

Incentive Plan

The Registrant does not have any equity compensation plans.

Employment Agreements

Brendan Macpherson Employment Agreement

Under his employment agreement Mr. Macpherson is engaged as our Chief Executive Officer and Chief Financial Officer with a base salary of $125,000. His base salary will be increased by at least six percent (6%) each January 1 during the term of the employment agreement, commencing on January 1, 2014. The agreement provides that Mr. Macpherson would receive a signing bonus of 1,000,000 restricted shares of common stock of the Registrant and will also receive 1,000,000 shares of preferred stock of the Registrant. Although Mr. Macpherson has received the preferred stock, he and the Company have deferred delivery of the shares of common stock pending a determination as to whether that is an appropriate and tax efficient way to compensate Mr. Macpherson. During the term of his employment agreement, the preferred stock issued to Mr. Macpherson has super voting rights of 100 votes for every share of preferred stock he owns. Upon the expiration or termination of his employment agreement, all of the preferred shares issued to Mr. Macpherson will automatically be cancelled and returned to authorized but unissued preferred stock.

Mr. Macpherson will also receive health and life insurance pursuant to his employment agreement.

In the event that Mr. Macpherson and the Registrant determine not to pay Mr. Macpherson’s base salary in cash, his unpaid salary will accrue interest at the rate of 12% per annum (which interest shall be paid in cash). Mr. Macpherson has the option to convert his unpaid salary into shares of the Registrant’s common stock. The conversion price will equal 50% of the Registrant’s average closing bid price for the thirty day period prior to the Registrant’s receipt of a conversion notice from Mr. Macpherson.

Mr. Macpherson may terminate his employment agreement upon thirty days’ written notice (or such shorter period if agreed to by the Registrant). The Registrant may terminate the employment agreement with Mr. Macpherson with or without cause upon 180 days prior notice. Upon any termination of the employment agreement by the Registrant, Mr. Macpherson is entitled to receive as severance fifty percent (50%) of the total salary compensation he would have been entitled to receive for the reminder of the term of the employment agreement.

Upon any termination (with or without cause) or expiration of the employment agreement, the Registrant must provide Mr. Macpherson, at the Registrant’s expense, life, disability and family health insurance for a period of thirty-six months.

In the event of Mr. Macpherson’s death during the term of his employment agreement, the Registrant will pay to Mr. Macpherson’s designee the greater of (x) $225,000 and (y) fifty percent (50%) of the total salary compensation he would have been entitled to receive for the reminder of the term of the employment agreement. In addition, the Registrant must also continue to pay for medical and health insurance for Mr. Macpherson’s family for three years (which payments are in addition to the payments for family health insurance described in the preceding paragraph).

Upon any termination or expiration of the employment agreement, if Mr. Macpherson will receive severance payments of at least $150,000, he will be subject to non-compete and non-solicitation restrictions for a period of six months after such expiration or termination. The non-compete will apply to any area within five (5) miles of any location where the Registrant designs, manufactures or sells premium contemporary knitwear.

Belinda Storelli Macpherson Employment Agreement

Under her employment agreement Ms. Macpherson is engaged as the Chief Creative Officer of the Registrant with a base salary of $100,000. Her base salary will be increased by at least six percent (6%) each January 1 during the term of the employment agreement, commencing on January 1, 2014. Ms. Macpherson will also receive a signing bonus of 400,000 restricted shares of common stock of the Registrant. Ms. Macpherson and the Company have deferred delivery of the shares of common stock pending a determination as to whether that is an appropriate and tax efficient way to compensate Ms. Macpherson.

Ms. Macpherson will also receive health and life insurance pursuant to her employment agreement.

In the event that Ms. Macpherson and the Registrant determine not to pay Ms. Macpherson’s base salary in cash, her unpaid salary will accrue interest at the rate of 12% per annum (which interest shall be paid in cash). Ms. Macpherson has the option to convert her unpaid salary into shares of the Registrant’s common stock. The conversion price will equal 50% of the Registrant’s average closing bid price for the thirty day period prior to the Registrant’s receipt of a conversion notice from Ms. Macpherson.

Ms. Macpherson may terminate her employment agreement upon thirty days’ written notice (or such shorter period if agreed to by the Registrant). The Registrant may terminate the employment agreement with Ms. Macpherson with or without cause upon 180 days prior notice. Upon any termination of the employment agreement by the Registrant, Ms. Macpherson is entitled to receive as severance fifty percent (50%) of the total salary compensation she would have been entitled to receive for the reminder of the term of the employment agreement.

Upon any termination (with or without cause) or expiration of the employment agreement, the Registrant must provide Ms. Macpherson, at the Registrant’s expense, life, disability and family health insurance for a period of thirty-six months.

Upon any termination (with or without cause) or expiration of the employment agreement, the Registrant must provide Ms. Macpherson, at the Registrant’s expense, life, disability and family health insurance for a period of thirty-six months.

In the event of Ms. Macpherson’s death during the term of her employment agreement, the Registrant will pay to Ms. Macpherson’s designee the greater of (x) $200,000 and (y) fifty percent (50%) of the total salary compensation she would have been entitled to receive for the reminder of the term of the employment agreement. In addition, the Registrant must also continue to pay for medical and health insurance for Ms. Macpherson’s family for three years (which payments are in addition to the payments for insurance described in the preceding paragraph).

Upon any termination or expiration of the employment agreement, if Ms. Macpherson will receive severance payments of at least $100,000, she will be subject to a non-compete and non-solicitation restrictions for a period of six months after such expiration or termination. The non-compete will apply to any area within five (5) miles of any location where the Registrant designs, manufactures or sells premium contemporary knitwear.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Change in Control

At the closing under the Exchange Agreement on November 14, 2013, the Registrant acquired all of the issued and outstanding shares of common stock of Banjo & Matilda in exchange for 18,505,539 shares of the Registrant’s common stock. Prior to the closing of the share exchange transaction, and pursuant to a letter of intent entered into between Banjo & Matilda and the Registrant on July 12, 2013, the Registrant declared and paid a stock dividend of four shares of common stock for every one share of common stock owned by stockholders of record at the close of business on October 3, 2013. As a result of the stock dividend the number of shares of the Registrant issued and outstanding increased from 11,500,000 shares to 57,500,000 shares. However, in October 2013 our then majority shareholder, Bradley Miller, entered into a Stock Purchase Agreement with Karolus Maximus Kapital, LLC (“Karolus”), pursuant to which Karolus agreed to purchase from Mr. Miller his 49,569,055 shares of the Registrant’s common stock (the “Miller Shares”) for $75,000 and the transfer from an affiliate of Karolus of 400,000 shares of the Registrant’s common stock to Nicole Stacy. Mr. Miller agreed that in lieu of transferring the Miller Shares to Karolus he would instead contribute them to the capital of the Registrant prior to the closing of the share exchange. As a result, after the closing of the share exchange the Registrant had 26,436,484 shares issued and outstanding of which 70%, or 18,505,539 shares, were owned by the shareholders of Banjo& Matilda.

On November 15, 2013, pursuant to an employment agreement between the Registrant and its Chief Executive Officer, Brendan Macpherson, the Board of Directors authorized 1,000,000 shares of preferred stock with each share having 100 votes which voting power continues until Mr. Macpherson’s employment agreement expires or terminates. Upon the filing of a certificate of designation for such preferred shares and the subsequent issuance of such shares, Mr. Macpherson gained voting control of the Registrant.

Security Ownership

The following table sets forth information about the beneficial ownership of our common stock as of September 15, 2014 by:

•	each person known to us to be the beneficial owner of more than 5% of our common stock

•	each named executive officer

•	each of our directors; and

•	all of our executive officers and directors as a group

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Banjo & Matilda, Inc., 76 William Street, Paddington, NSW 2021, Australia. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws, where applicable.

The information in this table is as of September 15, 2014 and is based on 27,941,684 shares of common stock outstanding as of such date.

Name and Address	Shares Owned		Percent of Class
Brendan Macpherson	12,332,561	(1)	44.1%

Belinda Storelli Macpherson	12,332,561	(2)	44.1%

Raymond Key 396 Ladies Mile Lane Lake Hayes, Queenstown New Zealand 9304	5,014,852	(3)	18.0%

Rezeruace Investments Ltd. Loyalist Plaza Don Mackey Blvd. Marsh Harbor Abaco, Bahamas	2,000,000	(4)	7.2%

All Directors & Officers as a Group (2 persons)	12,332,561		44.1%

(1) Shares are held by Jibon Trust of which Brendan Macpherson is the trustee. Does not include: (1) 1,000,000 shares of common stock representing a signing bonus, the delivery of which has been deferred pending further determination as to whether that is an appropriate and tax efficient way to compensate Mr. Macpherson; or (2) 1,000,000 shares of super-voting preferred stock issued to Mr. Macpherson under his employment agreement.

(2) Consists of shares held by Jibon Trust of which Brendan Macpherson, Ms. Macpherson’s husband, is the trustee. Does not include 400,000 shares of common stock representing a signing bonus, the delivery of which has been deferred pending further determination as to whether that is an appropriate and tax efficient way to compensate Ms. Macpherson.

(3) Gives no effect to shares issuable upon conversion of a Convertible Note acquired by Mr. Kay in January 2014.

(4) Lawrence Collie is the director of Rezeruace Investments Ltd. and has voting and dispositive control over the shares held by Rezeruace Investments.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 26, 2013, Harboursafe Holdings, an Australian corporation controlled by Brendan Macpherson, our Chief Executive Officer, entered into an Intellectual Property Sale Agreement with Banjo & Matilda pursuant to which Harboursafe Holdings sold to Banjo & Matilda numerous clothing designs for a purchase price of approximately $663,000.

On July 1, 2013, Banjo & Matilda entered into a Loan Facility Agreement pursuant to which Harboursafe Holdings made a loan of approximately $963,000 to Banjo & Matilda. The loan bears interest at 3% per annum and interest accrues daily. The loan was due on June 30, 2014. The loan is convertible into shares of Banjo & Matilda at any time prior to the due date. Interest on the loan is paid on the earlier of the (x) conversion of the loan into shares of Banjo & Matilda and (y) the due date of the loan. Harboursafe may require prepayment of $100,000 of the loan upon 60 days prior notice to Banjo & Matilda. To secure the loan, Banjo & Matilda granted Harboursafe Holdings a security interest in the intellectual property acquired by Banjo & Matilda under the Intellectual Property Sale Agreement pursuant to which Banjo & Matilda acquired numerous clothing designs from Harboursafe Holdings. Harboursafe Holdings is an Australian corporation controlled by our Chief Executive Officer, Brendan Macpherson. The parties intend to extend the maturity date of the loan.

On November 3, 2013, Raymond Key, a major shareholder of the Company, made an unsecured loan of AU$100,000 to Banjo & Matilda which bore interest at the rate of 15% per annum (or 0.041% per day). The loan was due on or before December 4, 2013, and was guaranteed by Brendan Macpherson. On January 12, 2014, the Company issued to Raymond Key its Secured Convertible Note in the principal amount of $250,000 (the “Convertible Note”) in consideration of the rollover of the November 13, 2013, Note and an additional $150,000. The Convertible Note bears interest at the rate of 9% per annum and is due on the first anniversary of the date of issuance, January 12, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of thirty cents ($0.30) per share, provided that if the Volume Weighted Average Price (VWAP) for the 30 days immediately preceding the receipt of a conversion notice is less than sixty cents ($.60) per share, the conversion price shall be reduced to twenty cents ($.20) per share.

The Company’s obligation under the Convertible Note is secured by a lien on substantially all of its assets, including its inventory, receivables, trademarks and trade names. Further, the Company may not enter into any loan to be repaid prior to the due date of the Convertible Note or having a priority senior to the Convertible Note.

Insider Transactions Policies and Procedures

The Registrant has an insider transaction policy which is filed as Exhibit 14.3 to the Current Report on Form 8-K filed on April 2, 2012.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Lichter Yu and Associates for professional services rendered for the fiscal years ended June 30, 2014 and 2013:

	Fiscal Year Ended
	June 30, 2014	June 30, 2013
Audit Fees	$25,000	$25,200
Audit Related Fees	18,000	0
Tax Fees	0	0
All Other Fees	3,800	0
	$46,800	$25,200

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Board of Directors' Pre-Approval Policies

Our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has reviewed and discussed with Lichter, Yu and Associates, our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2014 and 2013. The Board of Directors also has discussed with Lichter, Yu and Associates the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Lichter, Yu and Associates required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Lichter, Yu and Associates its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2014 for filing with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following are filed as part of this report:

(1)	Financial Statements

The audited consolidated balance sheet of the Company and its subsidiaries as of June 30, 2014 and June 30, 2013, the related condensed statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Lichter, Yu and Associates, independent auditors, are filed herewith.

(2)	Financial Statement Schedules: None

(3)	Exhibits:

Exhibit Number	Description

3.1	Banjo & Matilda Pty Ltd Certificate of Registration (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 18, 2013).

3.2	Articles of Merger (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on November 18, 2013).

3.3	Banjo &Matilda (USA) Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Currentl Report on Form 8-K filed on November 18, 2013).

10.1

Share Exchange Agreement dated as of November 14, 2013 by and among the Registrant, Banjo & Matilda Pty Ltd and the shareholders of Banjo & Matilda Pty Ltd (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 18, 2013).

10.2	76 William Street Lease (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 18, 2013).

10.3

Intellectual Property Sale Agreement, dated February 26, 2013, by and between Harboursafe Holdings and Banjo & Matilda Pty Ltd (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 18, 2013).

10.4

Loan Facility Agreement made as of July 1, 2013 by and between Harboursafe Holdings and Banjo & Matilda Pty Ltd(incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on November 18, 2013).

10.5

Loan Facility Agreement, dated November 3, 2013, by and between Raymond Key and Banjo & Matilda Pty Ltd (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on November 18, 2013).

10.6

Employment Agreement, dated November 15, 2013, by and between the Registrant and Brendan Macpherson (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on November 18, 2013).

10.7

Employment Agreement, dated November 15, 2013, by and between the Registrant and Belinda Macpherson (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on November 18, 2013).

10.8	Convertible Note between the Registrant and Raymond Key (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on February 28, 2014).

10.9	Form of Securities Purchase Agreement dated May 16, 2014 between the Registrant and KBM Worldwide Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 2, 2014).

10.10

Form of Convertible Note dated May 16, 2014 in the principal amount of $75,800 by the Registrant for the benefit of KBM Worldwide Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 2, 2014).

10.11	Form of Securities Purchase Agreement dated July 3, 2014 between the Registrant and KBM Worldwide Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July15, 2014).

10.12

Form of Convertible Note dated July 3, 2014 in the principal amount of $72,800 by the Registrant for the benefit of KBM Worldwide Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 15, 2014).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed on November 18, 2013).

31.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

101	Interactive data files pursuant to Rule 405 of Regulation ST.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANJO & MATILDA, INC.

Dated: October 14, 2014	By:	/s/ Brendan Macpherson
Brendan Macphperson
President, Chief Executive Officer
(principal executive officer) and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on October 14, 2014.

Signature	Title

/s/ Brendan Macpherson	President, Chief Executive Officer, a Director
Brendan Macpherson	(Principal Executive Officer)
and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Belinda Macpherson	Chief Creative Officer and a Director
Belinda Macpherson

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

F-1

LICHTER, YU AND ASSOCIATES, INC.

CERTIFIED PUBLIC ACCOUNTANTS

16133 VENTURA BLVD., SUITE 450

ENCINO, CALIFORNIA 91436

TEL (818)789-0265 FAX (818) 789-3949

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Banjo & Matilda, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Banjo & Matilda, Inc. and Subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for the years ended June 30, 2014 and 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

Encino, California

October 10, 2014

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	June 30, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,367	$11,104
Trade receivables, net	333,174	11,120
Inventory	630,235	329,598
Other assets	8,212	78,505
TOTAL CURRENT ASSETS	1,004,988	430,327

NON-CURRENT ASSETS
Intangible assets	62,637	43,310
Other receivable	128,228	142,658
Property, plant and equipment	10,225	7,324
TOTAL NON-CURRENT ASSETS	201,090	193,292
TOTAL ASSETS	$1,206,078	$623,619

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables	$360,737	$395,802
Deposit payable	2,547	-
Trade financing	267,637	93,968
Accrued interest	13,035	13,063
Loans payable	643,440	-
TOTAL CURRENT LIABILITIES	1,287,396	502,833

NON-CURRENT LIABILITIES
Loan from related parties	123,082	293,640
TOTAL NON-CURRENT LIABILITIES	123,082	293,640

TOTAL LIABILITIES	1,410,478	796,473

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and 1,000,000 and 0 shares issued and outstanding, respectively	10	-
Common stock, $0.00001 par value, 100,000,000 shares authorized and 27,886,484 and 18,505,539 shares issued and outstanding, respectively	279	185
Additional paid in capital	836,273	246,396
Other accumulated comprehensive gain	56,321	51,106
Accumulated deficit	(1,097,283)	(470,541)
TOTAL STOCKHOLDERS' DEFICIT	(204,400)	(172,854)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,206,078	$623,619

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	June 30, 2014	June 30, 2013

Revenue	$2,264,264	$1,724,181
Cost of sales	1,364,370	977,086
Gross profit	899,894	747,095

Payroll and employee related expenses	526,376	240,450
Operating expense	107,136	41,655
Marketing expense	304,802	88,826
Occupancy expenses	54,375	47,518
Depreciation and amortization expense	13,014	8,821
Corporate and public company expense	256,568	153,767
	1,262,271	581,037
(Loss) income from operations	(362,377)	166,058

Other Income (Expense)
Interest income	-	1
Other income	-	52,585
Finance costs	(264,365)	(196,892)
Total Other Expense	(264,365)	(144,306)

(Loss) income before income tax	(626,742)	21,752

Provision for income taxes	-	-

Net (loss) income	(626,742)	21,752

Other comprehensive income
Foreign currency translation	5,215	46,875

Comprehensive (loss) income	$(621,527)	$68,627

Net (loss) income per share from net (loss) income
Basic	$(0.026)	$0.001
Diluted	$(0.026)	$0.001

Weighted average number of shares outstanding:
Basic	24,347,002	18,505,539
Diluted	24,347,002	18,505,539

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Common Stock		Preferred Stock		Additional Paid in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit

Balance June 30, 2012	18,505,539	$185	-	$-	$246,396	$4,231	$(492,293)	$(241,481)

Net income for the year ended June 30, 2013	-	-	-	-	-	46,875	21,752	68,627

Balance June 30, 2013	18,505,539	185	-	-	246,396	51,106	(470,541)	(172,854)
						.
Issuance of share capital at merger	7,930,945	79	-	-	(79)	-	-	-
					-
Share issued	1,450,000	15	-	-	289,985	-	-	290,000

Conversion of debt to equity	-	-	-	-	299,981	-	-	299,981

Issuance of preferred shares	-	-	1,000,000	10	(10)	-	-	-

Net (loss) income for the year ended June 30, 2014	-	-	-	-	-	5,215	(626,742)	(621,527)

Balance June 30, 2014	27,886,484	$279	1,000,000	$10	$836,273	$56,321	$(1,097,283)	$(204,400)

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	June 30, 2014	June 30, 2013

Net (loss) income	$(626,742)	$21,752
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	13,014	8,821
(Increase) / decrease in assets:
Trade receivables	(314,016)	8,674
Inventory	(282,868)	(181,720)
Other assets	70,890	(86,215)
Other receivable	18,419	(113,924)
Increase/ (decrease) in current liabilities:
Trade payables and other liabilities	(46,256)	(31,212)
Accrued interest	(426)	9,905
Deposits payable	2,482	(88,443)
Net cash used in operating activities	(1,165,503)	(452,362)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(24,220)	(38,446)
Purchase of property and equipment	(8,358)	(1,017)
Net cash used in investing activities	(32,578)	(39,463)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of stock	290,000	170,725
Payment related party loan	(171,982)	-
Convertible loans	525,640	334,837
Loan payable	413,474	-
Net trade financing	166,350	(5,356)
Net cash provided by financing activities	1,223,482	500,206
Effect of exchange rate changes on cash and cash equivalents	(3,138)	(1,338)
Net increase in cash and cash equivalents	22,263	7,043

Cash and cash equivalents at the beginning of the period	11,104	4,061

Cash and cash equivalents at the end of the period	$33,367	$11,104

SUPPLEMENTAL DISCLOSURES:
Conversion of debt to equity	$310,293	$246,479
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$97,856	$35,071

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Banjo & Matilda USA, Inc. was incorporated in the State of Delaware on October 14, 2013 and is owned 100% by Banjo & Matilda, Inc.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Banjo & Matilda, Inc. (“Banjo” or “the Company”) and its wholly owned subsidiaries Banjo & Matilda Pty Ltd. and Banjo & Matilda USA, Inc., collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Exchange Gain (Loss)

During the years ended June 30, 2014 and 2013, the transactions of the Company were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

At June 30, 2014 and 2013, the Company had not taken any significant uncertain tax positions on its tax returns for 2013 and prior years or in computing its tax provision for 2014.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2014 and 2013, the Company had $33,174 and $11,104 in cash in Australia and not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There were no allowances for doubtful accounts as of June 30, 2014 and June 30, 2013.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2014 and June 30, 2013, inventory only consisted of the following:

	June 30, 2014	June 30, 2013
Work in progress	$132,821	$124,492
Finished goods	489,833	194,324
Raw materials	7,581	10,782
	$630,235	$329,598

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

As of June 30, 2014 and June 30, 2013, Plant and Equipment consisted of the following:

	June 30, 2014	June 30, 2013
Plant and Equipment	$30,352	$21,855
Accumulated Depreciation	(20,127)	(14,531)
	$10,225	$7,324

Depreciation was $5,875 and $5,117 for the years ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014 and 2013, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for years ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Basic and Diluted:
Net (loss) income	$(626,742)	$21,752

Weighted average number of shares in computing basic and diluted net (loss) income

Basic	24,347,002	18,505,539
Diluted:	24,347,002	18,505,539

Net (loss) income per share
Basic and diluted:	$(0.026)	$0.001

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.

Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of June 30, 2014.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the year ended June 30, 2014 that we believe would have a material impact on our financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 3 – TRADE RECEIVABLES

Trade receivables consist principally of accounts receivable from sales to small to medium sized businesses, principally in Australia, Europe and the United States. Trade receivables are recorded at the invoiced amount and net of allowances for doubtful accounts. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data. The assessment includes actually incurred historical data as well as current economic conditions. Account balances are written off against the allowance when management determines the receivable is uncollectible.

Collectability of trade receivables is reviewed on an ongoing basis. Debts which are known to be uncollectable are written off by reducing the carrying amount directly. A provision for impairment of trade receivables is raised when there is objective evidence that the consolidated entity or parent entity will not be able to collect all amounts due according to the original terms of the receivables. Significant financial difficulties of the debtor, probability that the debtor will enter bankruptcy or financial reorganization and default or delinquency in payments (more than 60 days overdue) are considered indicators that the trade receivable may be impaired. The amount of the impairment allowance is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the original effective interest rate. Cash flows relating to short-term receivables are not discounted if the effect of discounting is immaterial.

Trade receivables that are past their normal payment terms are overdue and once 60 days past due are considered delinquent. Minimum payment terms vary by product. The maximum payment term for all products is 90 days. All trade receivables that are overdue are individually assessed for impairment.

There were no allowances for doubtful accounts as of June 30, 2014 and June 30, 2013.

Note 4 – OTHER ASSETS

Other assets consist of the following as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
VAT paid		$68,168
Prepaid and other assets	8,212	10,337
	$8,212	$78,505

Note 5 – OTHER RECEIVABLE

Other receivable consist of the following as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Development grant	$128,228	$98,792
Other receivable	-	43,866

	$128,228	$142,658

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Website	$74,478	$47,371
Accumulated amortization	(11,841)	(4,061)

	$62,637	$43,310

The intangible assets are amortized over 1 to 10 years. Amortization expense was $7,139 and $3,704 for the years ended June 30, 2014 and 2013 respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from June 30, 2014 is estimated to be:

June 30,
2015	$11,383
2016	11,383
2017	11,383
2018	11,383
2019	11,383
Thereafter	5,722
$62,637

Note 7 – TRADE AND OTHER PAYABLES

As of June 30, 2014 and 2013, trade and other payable are comprised of the following:

	June 30, 2014	June 30, 2013
Trade payable	$340,468	$334,776
Employee benefits	3,051	33,085
Other liabilities	17,218	27,941

	$360,737	$395,802

Note 8 – TRADE FINANCING

The Company has a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $150,000 at an interest rate of 20.95% per annum. As of June 30, 2014 and 2013, the Company had outstanding balances of $146,202 and $93,968, respectively.

The Company entered into a trade financing agreement with a financial institution in New York with a maximum limit of ninety five percent of the accounts receivable at an interest rate of 1/40 of one percent per day. As of June 30, 2014 and June 30, 2013, the Company had outstanding balances of $121,435 and $0, respectively.

Note 9 – LOANS

In November 2013, the Company entered into a short term loan arrangement totalling AUD $100,000 with a shareholder of the Company. Terms of the note were interest rate at 15% per annum or .0329% per day due 30 days from the loan date. The short term note was converted into a 30 day callable convertible note in January 2014. Interest expense on the loan was $6,158 during the fiscal year ended June 30, 2014.

In December 2013, the Company entered into a short term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. As of June 30, 2014 the note has not been repaid and interest of $5,894 has been accrued.

In January 2014, the Company entered into a convertible loan agreement totaling AUD $250,000 with a shareholder of the Company. The Convertible Note bears interest at the rate of 9% per annum and is due on the first anniversary of the date of issuance, January 12, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of thirty cents ($0.30) per share, provided that if the Volume Weighted Average Price (VWAP) for the 30 days immediately preceding the receipt of a conversion notice is less than sixty cents ($.60) per share, the conversion price shall be reduced to twenty cents ($.20) per share. Interest expense accrued on the loan was $9,712 during the year ended June 30, 2014.

In May 2014 the Company entered into a convertible loan agreement in the amount of $72,800 with a corporation in New York. Interest is to accrue at the rate of 8% per annum. Loan and accrued interest is due in February 2015. The loan may be converted into common stock of the Company at any time by the election of the lender at a predetermined conversion price.

In June 2014 the Company entered into a loan agreement in the amount of AUD$100,000 with a shareholder of the Company. The note bears interest at 6% per month and is due and payable in July 2014.

Related Party Liabilities

The Company has liabilities payable in the amount of $123,082 and $293,640 to shareholders and officers of the Company as of June 30, 2014 and June 30, 2013, respectively. Interest is at three percent (3%) per annum. Interest expense on these loans for the years ended June 30, 2014 and 2013 was $4,792 and $9,904, respectively.

Note 10 – COMMITTMENTS

The Company leases commercial space in Sydney, Australia that serves as its corporate headquarters as well as a retail store. We lease approximately 2,500 square feet of space pursuant to a three year lease agreement expiring October 14, 2014. The annual rent for the premises is AUD $57,200. The Company has the option to renew and is currently in negotiations with the landlord.

For the years ended June 30, 2014 and 2013 the aggregate rental expense was AUD $57,745 and AUD $57,400, respectively.

Note 11 – STOCKHOLDERS’ EQUITY

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

Note 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

On January 9, 2014, the Company agreed to issue 250,000 shares of the Company stock for $50,000 or $0.20 per share to a corporate investor.

On January 10, 2014, the Company agreed to issue 125,000 shares of the Company stock for $25,000 or $0.20 per share to a corporate investor.

On May 29, 2014, the Company agreed to issue 250,000 shares of the Company stock for $50,000 or $0.20 per share to a corporate investor.

On June 4, 2014, the Company agreed to issue 225,000 shares of the Company stock for $45,000 or $0.20 per share to a corporate investor.

Note 12 – INCOME TAX

The following is a reconciliation of the provision for income taxes as the US federal income tax rate to the income taxes reflected in the Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2014 and 2013, respectively:

The following is a reconciliation of income tax expense:

Year ended June 30, 2014 and 2013:

June 30, 2014	U.S.	State	International	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

June 30, 2013	U.S.	State	International	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	2014	2013

US statutory tax rate (benefit)	34%	34%
Tax rate difference	(4)%	(4)
Net operating loss	(30)%	(30)

Tax expense at actual rate	-%	-%

Note 13 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through October 10, 2014 for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

On July 3, 2014 the Company entered into a convertible loan agreement with a corporation in the United States in the amount of $72,800. Interest is to accrue at the rate of 8% per annum. The note and accrued interest is due on April 8, 2015. The note can be converted into common stock of the Company at the choice of the lender based on an agreed up conversion calculation.

On July 24, 2014 the company sold 55,200 shares of common stock at $0.25 per share to an individual.

On August 14, 2014 the Company has entered into a new trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing.

