Form 10-Q
period 2014-09-30
Banjo & Matilda, Inc.
filed 2014-11-19
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from __________ to __________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2014, the Registrant had outstanding 28,036,534 shares of common stock.

BANJO & MATILDA, INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to statements regarding projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K filed on October 14, 2014.

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

3

PART I  – FINANCIAL INFORMATION

Item 1. Financial statements

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	5

Condensed Consolidated Statements of Operations and Comprehensive Loss	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8

BANJO & MATILDA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$11,429	$33,367
Trade receivables, net	372,403	333,174
Inventory	828,367	630,235
Other assets	4,712	8,212
TOTAL CURRENT ASSETS	1,216,911	1,004,988

NON-CURRENT ASSETS
Intangible assets, net	55,919	62,637
Other receivable	125,906	128,228
Fixed assets, net	11,200	10,225
TOTAL NON-CURRENT ASSETS	193,025	201,090

TOTAL ASSETS	$1,409,936	$1,206,078

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables	$386,996	$360,737
Deposit payable	31,021	2,547
Trade financing	603,453	267,637
Accrued interest	19,391	13,035
Loans payable	609,118	643,440
TOTAL CURRENT LIABILITIES	1,649,979	1,287,396

NON-CURRENT LIABILITIES
Payable to related parties	74,700	123,082
TOTAL NON-CURRENT LIABILITIES	74,700	123,082

TOTAL LIABILITIES	1,724,679	1,410,478

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and 28,036,534 and 27,886,484 shares issued and outstanding, respectively	281	279
Additional paid in capital	869,043	836,273
Other accumulated comprehensive gain	50,897	56,321
Accumulated deficit	(1,234,974)	(1,097,283)
TOTAL STOCKHOLDERS' DEFICIT	(314,743)	(204,400)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,409,936	$1,206,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	September 30, 2014	September 30, 2013

Revenue	$746,763	$529,214
Cost of sales	411,733	342,293
Gross profit	335,030	186,921

Bad debt expenses	11,063	-
Payroll and employee related expenses	172,404	82,237
Administration expense	43,485	32,652
Marketing expense	105,792	20,940
Occupancy expenses	13,239	9,484
Depreciation and amortization expense	3,269	3,231
Corporate and public company expense	36,539	-
	385,791	148,544
(Loss) income from operations	(50,761)	38,377

Other Expense
Finance costs	(86,930)	(51,534)
Total Other Expense	(86,930)	(51,534)

Loss before income tax	(137,691)	(13,157)

Provision for income taxes	-	-

Net loss	(137,691)	(13,157)

Other comprehensive loss
Foreign currency translation	(5,424)	(3,623)

Comprehensive loss	$(143,115)	$(16,780)

Net loss per share
Basic	$(0.005)	$(0.001)
Diluted	$(0.005)	$(0.001)

Weighted average number of shares outstanding:
Basic	27,924,631	18,505,539
Diluted	27,924,631	18,505,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	September 30, 2014	September 30, 2013

Net loss	$(137,691)	$(13,157)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	3,269	3,231

(Increase) / decrease in assets:
Trade receivables	(67,684)	(155,084)
Inventory	(259,528)	(67,857)
Other assets	3,071	(27,289)
Other receivable	(7,565)	39,743
Increase/ (decrease) in current liabilities:
Trade payables and other liabilities	56,078	(134,587)
Accrued interest	7,543	-
Deposits payable	30,413	12,066
Net cash used in operating activities	(372,094)	(342,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets	(2,873)	(2,577)
Net cash used in investing activities	(2,873)	(2,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	3,034
Proceeds from issuance of stock	32,770	-
Net Trade financing	372,529	-
Proceeds from convertible loan	72,800	-
Related party loan, net	(54,843)	333,711
Repayment on loan payable	(69,036)	(2,358)
Net cash provided by financing activities	354,220	334,387

Effect of exchange rate changes on cash and cash equivalents	(1,191)	20

Net decrease in cash and cash equivalents	(21,938)	(11,104)

Cash and cash equivalents at the beginning of the period	33,367	11,104

Cash and cash equivalents at the end of the period	$11,429	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$46,769	$20,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the fiscal years ended June 30, 2014. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the financial statements included in the Form10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

When used in these notes, the terms "Company," "we," "our," or "us" mean Banjo & Matilda, Inc. and its subsidiary.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exchange Gain (Loss)

During the three months ended September 30, 2014 and 2013, the transactions of the Company were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

Income Taxes

The Company utilizes the liability method of accounting for income tax. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the current enacted tax rates in effect for the years in which these differences are expected to reverse.

The Company has adopted accounting standards for the accounting for uncertain income taxes. These standards provide guidance for the accounting and disclosure about uncertain tax positions taken. Management believes that all of the positions taken in its federal and states income tax returns are more likely than not to be sustained upon examination.

At September 30, 2014 and 2013, the Company had not taken any significant uncertain tax positions on its tax returns for 2013 and prior years or in computing its tax provision for 2014.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2014 and June 30, 2014, the Company had $11,429 and $33,367 in cash in Australia and not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There were no allowances for doubtful accounts as of September 30, 2014 and June 30, 2014.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of September 30, 2014 and June 30, 2014, inventory only consisted of the following:

	September 30, 2014	June 30, 2014

Work in progress	$196,645	$132,821
Finished goods	627,414	489,833
Raw materials	4,308	7,581
	$828,367	$630,235

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three to 10 years; computer equipment, two to three years; buildings and improvements, five to 15 years; leasehold improvements, two to 10 years; and furniture and equipment, one to five years.

As of September 30, 2014 and June 30, 2014, fixed assets consisted of the following:

	September 30, 2014	June 30, 2014

Furniture and Equipment	$31,532	$30,352
Accumulated depreciation	(20,332)	(20,127)
	$11,200	$10,225

Depreciation was $692 and $1,341 for three months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014 and June 30, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for three months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Basic and diluted
Net loss	$(137,691)	$(13,157)

Weighted average number of shares in computing basic and diluted net loss
Basic	27,924,631	18,505,539
Diluted	27,924,631	18,505,539

Net loss per share Basic and diluted	$(0.005)	$(0.001)

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.

Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of September 30, 2014.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended September 30, 2014 that we believe would have a material impact on our financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 3 – OTHER ASSETS

Other assets consist of the following as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014

Prepaid and other assets	$4,712	$8,212
	$4,712	$8,212

Note 4 – OTHER RECEIVABLE

Other receivable consist of the following as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014

Development grant	$125,906	$128,228
	$125,906	$128,228

Note 5 – INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Website	$68,280	$74,478
Accumulated amortization	(12,361)	(11,841)
	$55,919	$62,637

The intangible assets are amortized over 1 to 10 years. Amortization expense was $2,577 and $872 for the three months ended September 30, 2014 and 2014 respectively.

Amortization for the Company’s intangible assets over the next five years from September 30, 2014 is estimated to be:

September 30,
2015	$10,308
2016	10,308
2017	10,308
2018	10,308
2019	10,308
Thereafter	4,379
$55,919

Note 6 – TRADE AND OTHER PAYABLES

As of September 30, 2014 and June 30, 2014, trade and other payable are comprised of the following:

	September 30, 2014	June 30, 2014
Trade payable	$327,945	$340,468
Other liabilities	59,051	20,269
	$386,996	$360,737

Note 7 – TRADE FINANCING

The Company has a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $150,000 at an interest rate of 20.95% per annum. As of September 30, 2014 and June 30, 2014, the Company had outstanding balances of $130,890 and $146,202, respectively.

On August 14, 2014 the Company entered into a new trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing at interest rate of 2% per month and 7.75% per year, respectively. As of September 30, 2014, the Company had outstanding balances of $472,563.

Note 8 – LOANS

In November 2013, the company entered into a short term loan arrangement totalling AUD $100,000 with a shareholder of the Company. Terms of the note were interest rate at 15% per annum or .0329% per day due 30 days from the loan date. The short term note was converted into a 30 day callable convertible note in January 2014. Interest expense on the loan was $7,386 during the three months ended September 30, 2014.

In December 2013, the company entered into a short term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. As of September 30, 2014 the note has not been repaid and unpaid interest of $12,327 has been accrued.

In January 2014, the Company entered into a convertible loan agreement totaling AUD $250,000 with a shareholder of the Company. The Convertible Note bears interest at the rate of 9% per annum and is due on the first anniversary of the date of issuance, January 12, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of thirty cents ($0.30) per share, provided that if the Volume Weighted Average Price (VWAP) for the 30 days immediately preceding the receipt of a conversion notice is less than sixty cents ($.60) per share, the conversion price shall be reduced to twenty cents ($.20) per share. Interest expense on the loan was $5,145 during the three months ended September 30, 2014.

In May 2014 the Company entered into a convertible loan agreement in the amount of $72,800 with a corporation in New York. Interest is to accrue at the rate of 8% per annum. Loan and accrued interest is due in February 2015. The loan may be converted into common stock of the Company at any time by the election of the lender at a predetermined conversion price.

In June 2014 the Company entered into a loan agreement in the amount of AUD$100,000 with a shareholder of the Company. The note bears interest at 6% per month and is due and payable in July 2014. The loan was repaid in the amount of AUD $80,000 and the balance of AUD $20,000 was extended to September 30, 2014.

In July 2014 the Company entered into a second convertible loan agreement in the amount of $72,800 with a corporation in New York. Interest is to accrue at the rate of 8% per annum. Loan and accrued interest is due in April 2015. The loan may be converted into common stock of the Company at any time by the election of the lender at a predetermined conversion price.

Related Party Payable

The Company has liabilities payable in the amount of $74,700 and $123,082 to shareholders and officers of the Company as of September 30, 2014 and June 30, 2014, respectively. Interest expense on these loans for the three months ended September 30, 2014 and June 30, 2014 was $0 and $2,610, respectively.

Note 9 – STOCKHOLDERS’ DEFICIT

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

On July 24, 2014, the Company agreed to issue 55,200 shares of the Company stock for $13,800 or $0.25 per share to an individual investor.

On September 9, 2014, the Company agreed to issue 94,850 shares of the Company stock for $18,870 or $0.20 per share to a corporate investor.

Note 10 – INCOME TAX

The following is a reconciliation of the provision for income taxes as the US federal income tax rate to the income taxes reflected in the Statements of Operations and Comprehensive Loss for the three months ended September 30, 2014 and 2013, respectively:

The following is a reconciliation of income tax expense:

Three Months Ended September 30, 2014 and 2013:

September 30, 2014	U.S.	State	International	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

September 30, 2013	U.S.	State	International	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	2014	2013

US statutory tax rate (benefit)	34	34%
Tax rate difference	(4)	(4)%
Net operating loss	(30)	(30)%
Tax expense at actual rate	-	-%

Note 11 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through November 17, 2014 for transactions and other events that may require adjustment of and/or disclosure in such financial statements. We have nothing to report in this regard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited financial statements and the related notes included elsewhere in this report and with the financial statements and notes thereto for and as at the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed on October 14, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

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

We do not own any manufacturing facilities and rely upon third party contract manufacturers, mainly in China, to produce our products. Our products are distributed and sold through our website, www.banjoandmatilda.com,, augmented by e-media campaigns and advertising; through our own branded store, and through wholesalers to major department stores and independent retailers. Our brand has experienced strong and consistent year-on-year revenue growth.

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

Results of Operations

The following discussion of the results of operations constitutes management’s view of the factors that affected the financial and operating performance for the three months ended September 30, 2014 and 2013. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

The accounts of Banjo & Matilda are maintained, and its consolidated financial statements are expressed, in Australian dollars. Such financial statements were translated into United States Dollars with the Australian Dollar as the functional currency to prepare the consolidated financial statements included in this Report. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of stockholders’ deficit.

Management summary

While revenues grew by 29% this quarter, the full impact of adding additional wholesale accounts is not yet fully reflected in our sales. Revenues are set to continue to increase through the next quarter. While the company has increased revenues, gross profit and gross margins, the company is still recording a loss while it is increasing resources to grow and achieve critical mass and profitability. We are focused on product development including range planning, product designs, and quality. We are also focused on honing our brand to make it even more relevant, particularly in the North American market. At the same time we have been focused on improving systems and operations to provide the platform to scale and leverage the brand and products. Through the balance of the year we will continue to remain focused on our product, brand and operational developments, however we will also now begin to focus on our liquidity and capital resources to enable us to unlock the brands potential through product expansion, marketing and recruiting additional senior talent to the team.

September 2014 Quarter Financial Highlights

•	Total Revenue increased 29% to $746,763 compared to the same period in the prior year.
•	E-commerce sales increased 50% to $192,374, and wholesale sales increased 41% to 472,886 compared to the same period in the prior year.
•	Gross Margin improved to 45% from 35% compared to the same period prior year.
•	EBITDA was ($47,493) compared to $41,608 for the same period prior year.
•	Financing costs and Amortization increased to 12% of sales compared to 10% for the same period prior year.
•	Net loss of ($137,692) compared to ($13,157) for the same quarter prior year.

Other highlights

•

Retail Outlets (“Doors”) as at September 30, 2014 increased 1028% to 203 as of September 30, 2014 from 18 at the end of September 2013 as key premium department store and specialty retailers continue to adopt the brand and expand to additional stores within the same company. 30 new major and independent accounts were secured during the quarter.

•	Online traffic increased to 82,000 visits, up 100% from prior year, transaction volume increased 34%, and, Average Order Value (AOV) increased 18%
•	A Hong Kong Distribution Centre was established which has helped secure reductions in courier & freight costs
•	A senior production manager was appointed with more than 25 years knitwear manufacturing experience to improve the company’s manufacturing capabilities
•	Additional personnel were hired to support current and projected growth
•	A US trade finance facility was secured to finance the company’s growing order book
•	A “Pop Up” store in Melbourne Australia was opened, which was successful and provides impetus to open two dedicated stores in 2015 in Melbourne, Australia and Los Angeles, United States.

	September 30, 2014	September 30, 2013	Dollar increase / (decrease)	Percentage increase / (decrease)

Revenue	$746,763	$529,214	$217,549	29%
Cost of sales	411,733	342,293	$754,026	183%
Gross profit	335,030	186,921	$148,109	44%
	45%	35%
Bad debt expenses	11,063	-	$11,063	100%
Payroll and employee related expenses	172,404	82,237	$90,167	52%
Administration expense	43,485	32,652	$10,833	25%
Marketing expense	105,792	20,940	$84,852	80%
Occupancy expenses	13,239	9,484	$3,755	28%
Depreciation and amortisation expense	3,269	3,231	$38	1%
Corporate and public company expense	36,539	-	$36,539	100%
	385,791	148,544	$237,247	61%
(Loss) income from operations	(50,761)	38,377	$(89,138)	176%
Other income
Finance costs	(86,930)	(51,534)	$(35,396)	41%
Total other expense	(86,930)	(51,534)	$(35,396)	41%

Net (loss) income	$(137,691)	$(13,157)	$(124,534)	90%

Revenue:

Revenue continued to increase during the quarter as new wholesale accounts were added and previously secured wholesale accounts impacted revenue. Online and retail sales increased as brand awareness, web site visitors and repeat customer transactions grew.

Revenue increased 29% to $746,763 compared to the same period prior year mostly driven by increases in wholesale sales and online e-commerce sales.

Online sales through our e-commerce websites increased 50%, in line with the growth of the brand and the availability and awareness of the brand through additional retail outlets. The increased revenue is a result of traffic increasing 100% from the prior year, transaction volume increasing 34%, and, Average Order Value (AOV) increasing 18%. Online sales were 26% of total sales compared with 23% for the same period prior year.

Wholesale sales increased 41% over the prior year, as a result of the increased number of retailers selling our products. Wholesale retail outlet "Doors" increased 1028% to 203 from 18 at the end of September 2013. Wholesale sales were 63% of total sales compared to 61% on the prior year.

Like-for-like retail sales continued to increase by 32% compared to the same quarter in the prior year. Overall retail sales decreased (4%) as the company decreased the level of clearance sales activity during the quarter compared to the same quarter last year. Retail sales were 11% of total sales compared to 16% in the prior year.

See chart of Last Twelve Months revenue build up (LTM) from December 2011 to September 2014 by country for wholesale, and by online e-commerce and retail sales channels (expressed in AUD before USD conversion).

Cost of Sales, Gross Profit and Gross Margin:

Gross Profit increased 44% to $335,030 from $186,921 for the same period in the prior year. The increase in gross profit primarily reflects the increase in revenues and improved gross margins.

Gross Margins improved to 45% compared to 35% for the same period prior year. Wholesale margins improved to 44% from 35% as a result of a continuing focus on margin expansion from product and merchandising selection and reducing manufacturing and supply chain costs. Online margins improved to 48% from 43% compared to the same period prior year mainly as a result of lower clearance sales activity. Retail store margins increased to 74% as an unusually high proportion of higher margin products were sold in addition to limited clearance sale activity.

Cost of sales as a percentage of revenues decreased to 55% compared to 65% for the same period prior year as a result of an increased focus on margin improvement, lowering supply chain costs and improving overall efficiency and planning.

Operating Expenses (Sales, General & Administrative – SG&A):

SG&A consisting of payroll, selling, marketing and design, e-commerce, retail overhead expenses, administrative and occupancy increased 61% over the prior year as the company added resources to support the current and projected growth of the business.

Selling, marketing and design increased to $105,792 from $20,940 in the same period prior year, and represented 36% of the increased SG&A expense as we expanded our distribution, increased product development and increased our e-commerce marketing programs.

Payroll and related expenses increased to $172,404 from $82,237 for the same period prior year, as corporate salaries were accrued for our Chief Executive Officer and Chief Creative Officer and the Company continues to add more staff and resources to support each area of the business.

General administrative and operating expenses increased to $43,485 from $32,652 compared to the same period prior year mainly as a result of additional warehousing costs in-line with increased distribution and travel.

Corporate, Public Company and Depreciation Expense:

As a public company corporate costs now include public company related expenses including legal, accounting, auditing and exchange listing expenses. As a result corporate costs have increased to $36,539 from $0 in the comparable prior period.

Financing costs:

Financing costs increased to 11% of revenue compared to 10% for the same period the prior year. The increase in funding costs relates to increase facility costs, and not increasing the size of funding in proportion to sales.

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

During the three months ended September 30, 2014 we secured a trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order. This will provide capital to fund higher manufacturing levels to support retail and online sales, as well as funding new orders from wholesale customers.

	September 30, 2014	September 30, 2013
Net cash (used) in operating activities	$(372,094)	$(342,934)
Net cash (used) in investing activities	$(2,873)	$(2,577)
Net cash provided by financing activities	$354,220	$334,387

Cash Used in Operating Activities

During the three months ended September 30, 2014, we used approximately $372,094 of cash in our operating activities. This reflects our net loss from continuing operations of $137,692 and the use of cash to increase our trade receivables and inventory which grew by $67,684 and $259,528, respectively.

During the three months ended September 30, 2013, we used approximately $342,934 of cash in our operating activities. This reflects our net loss from continuing operations of $13,157 and by increases in our trade receivable and inventory of $155,084 and $67,857, respectively, and a decrease in our trade payable of $134,587.

Cash Used in Investing Activities

During the three months ended September 30, 2014, cash used in investing activities of $2,873 to purchase fixed assets.

During the three months ended September 30, 2013, cash used in investing activities of $2,577 to purchase fixed assets.

Cash Provided by Financing Activities

During the three months ended September 30, 2014, cash provided by financing activities of $354,220 primarily reflects proceeds from issuances of common stock for $32,770, increases in trade financing of $372,529 and proceeds from convertible loans of $72,800.

During the three months ended September 30, 2013, cash provided by financing activities of $334,387 primarily reflects increase in loans of $337,771 from related party.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 14, 2014 which are incorporated by reference into this report.

Item 2. Unregistered Sales of Equity Securities

On July 24, 2014, the Company agreed to issue 55,200 shares of the Company stock for $13,800 or $0.25 per share to an individual investor.

On September 9, 2014, the Company agreed to issue 94,850 shares of the Company stock for $18,870 or $0.20 per share to a corporate investor.

The securities described above were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document
10.13	Trade Facility between Sallyport Commercial Finance LLC and Banjo & Matilda (USA) Inc. dated August 15, 2014, together with Addendum..

10.14	Guaranty by Banjo & Matilda, Pty Ltd. dated August 15, 2014.

10.15	Guaranty by Belinda Storelli dated August 15, 2014.

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

_______________

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

BANJO & MATILDA, INC.

November 19, 2014	By:	/s/ Brendan Macpherson
Brendan Macpherson Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

