Form 10-Q
period 2014-12-31
Banjo & Matilda, Inc.
filed 2015-02-24
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 31 2014, the Registrant had outstanding 34,140,644 shares of common stock.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	5

Condensed Consolidated Statements of Operations and Comprehensive Loss	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8

BANJO & MATILDA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,132	$33,367
Trade receivables, net	559,592	333,174
Inventory	684,640	630,235
Other assets	1,223	8,212
TOTAL CURRENT ASSETS	1,256,587	1,004,988

NON-CURRENT ASSETS
Intangible assets	52,725	62,637
Other receivable	89,482	128,228
Property, plant and equipment	7,136	10,225
TOTAL NON-CURRENT ASSETS	149,343	201,090

TOTAL ASSETS	$1,405,930	$1,206,078

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables	$539,228	$360,737
Deposit payable	-	2,547
Trade financing	560,623	267,637
Accrued interest	86,253	13,035
Loans payable	545,348	643,440
TOTAL CURRENT LIABILITIES	1,731,452	1,287,396

NON-CURRENT LIABILITIES
Loan from related parties	22,427	123,082
TOTAL NON-CURRENT LIABILITIES	22,427	123,082

TOTAL LIABILITIES	1,753,879	1,410,478

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and 34,140,644 and 27,886,484 shares issued and outstanding, respectively	341	279
Additional paid in capital	895,861	836,273
Other accumulated comprehensive gain	69,445	56,321
Accumulated deficit	(1,313,606)	(1,097,283)
TOTAL STOCKHOLDERS' DEFICIT	(347,949)	(204,400)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,405,930	$1,206,078

The accompanying notes are an integral part of these consolidated  financial statements

BANJO & MATILDA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Revenue	$1,038,418	$426,015	$1,785,181	$955,229
Cost of sales	581,999	242,683	993,732	584,976
Gross profit	456,419	183,332	791,449	370,253

Bad debt expense	38,813	-	49,876	-
Payroll and employee related expense	193,226	118,120	365,630	200,357
Administration expense	84,297	30,395	127,782	63,047
Marketing expense	41,454	39,291	147,246	60,231
Occupancy expense	11,398	27,106	24,637	36,590
Depreciation and amortization	3,020	3,276	6,289	6,507
Corporate and public company expense	61,333	99,138	97,872	99,138
	433,541	317,326	819,332	465,870
Income (loss) from operations	22,878	(133,994)	(27,883)	(95,617)

Other Income (Expense)
Finance costs	(101,510)	(44,755)	(188,440)	(96,289)
Total Other Expense	(101,510)	(44,755)	(188,440)	(96,289)

Loss before income tax	(78,632)	(178,749)	(216,323)	(191,906)

Provision for income taxes	-	-	-	-

Net loss	(78,632)	(178,749)	(216,323)	(191,906)

Other comprehensive income
Foreign currency translation	18,548	9,081	13,124	5,458

Comprehensive loss	$(60,084)	$(169,668)	$(203,199)	$(186,448)

Net loss per share from net loss
Basic	$(0.002)	$(0.008)	$(0.007)	$(0.009)
Diluted	$(0.002)	$(0.008)	$(0.007)	$(0.009)

Weighted average number of shares outstanding:
Basic	31,790,918	23,089,880	29,493,137	21,679,314
Diluted	31,790,918	23,089,880	29,493,137	21,679,314

The accompanying notes are an integral part of these consolidated  financial statements

BANJO & MATILDA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

(UNAUDITED)

	December 31, 2014	December 31, 2013

Net loss	$(216,323)	$(191,906)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	6,289	6,507
Issuance of shares as compensation	14,878	-
(Increase) / decrease in assets:
Trade receivables	(296,032)	(210,669)
Inventory	(151,707)	(275,783)
Other assets	6,429	(58,411)
Other receivable	23,529	32,896
Increase/ (decrease) in current liabilities:
Trade payables and other liabilities	247,716	1,767
Accrued interest	81,265	-
Deposits payable	(2,408)	-
Net cash used in operating activities	(286,364)	(695,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(5,160)
Purchase of property, plant and equipment	(2,764)	(4,325)
Net cash used in investing activities	(2,764)	(9,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	44,770	120,000
Convertible loans, net	(38,205)	338,083
Related party loan, net	(120,385)	134,361
Net trade financing	357,094	130,767
Net cash provided by financing activities	243,274	723,211

Effect of exchange rate changes on cash and cash equivalents	23,619	(2,071)

Net (decrease) / increase in cash and cash equivalents	(22,235)	16,056

Cash and cash equivalents at the beginning of the period	33,367	11,104

Cash and cash equivalents at the end of the period	$11,132	$27,160

SUPPLEMENTAL DISCLOSURES:

Conversion of debt to equity	$12,000	$338,083

Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$76,836	$44,838

The accompanying notes are an integral part of these consolidated  financial statements

BANJO & MATILDA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Note 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the fiscal year ended June 30, 2014. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the financial statements included in the Form10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

When used in these notes, the terms "Company," "we," "our," or "us" mean Banjo & Matilda, Inc. and its subsidiary.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exchange Gain (Loss)

During the three and six months ended December 31, 2014 and 2013, the transactions of the Company were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

At December 31, 2014 and 2013, the Company had not taken any significant uncertain tax positions on its tax returns for 2013 and prior years or in computing its tax provision for 2014.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2014 and June 30, 2014, the Company had $11,132 and $33,367 in cash in Australia and not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There were no allowances for doubtful accounts as of December 31, 2014 and June 30, 2014.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of December 31, 2014 and June 30, 2014, inventory only consisted of the following:

	December 31, 2014	June 30, 2014
Work in progress	$160,344	$132,821
Finished goods	520,458	489,833
Raw materials	3,838	7,581
	$684,640	$630,235

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

As of December 31, 2014 and June 30, 2014, fixed assets consisted of the following:

	December 31, 2014	June 30, 2014
Plant and Equipment	$27,437	$30,352
Accumulated depreciation	(20,301)	(20,127)
	$7,136	$10,225

Depreciation was $1,311 and $2,180 for three months ended December 31, 2014 and 2013, respectively.

Depreciation was $2,003 and $3,527 for six months ended December 31, 2014 and 2013, respectively.

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

As of December 31, 2014 and June 30, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets forth the computation of basic and diluted earnings per share for three and six months ended December 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
Basic and diluted	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net loss	$(78,632)	$(178,749)	$(216,323)	$(191,906)

Weighted average number of shares in computing basic and diluted net loss
Basic	31,790,918	23,089,880	29,493,137	21,679,314
Diluted	31,790,918	23,089,880	29,493,137	21,679,314

Net loss per share
Basic and diluted	$(0.002)	$(0.008)	$(0.007)	$(0.009)

Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three and six months ended December 31, 2014 and 2013, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.

Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of December 31, 2014.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended December 31, 2014 that the Company believes would have a material impact on its financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,313,606 as of December 31, 2014.

While the Company is attempting to improve operations and generate profits, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate profits provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – OTHER ASSETS

Other assets consist of the following as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Prepaid and other assets	$1,223	$8,212
	$1,223	$8,212

Note 5 – OTHER RECEIVABLE

Other receivable consist of the following as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Development grant	$125,358	$128,228
Allowance for reserve	(35,876)	-
	$89,482	$128,228

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Website	$65,866	$74,478
Accumulated amortisation	(13,140)	(11,841)
	$52,725	$62,637

The intangible assets are amortized over 1 to 10 years. Amortization expense was $1,709 and $1,096 for the three months ended December 31, 2014 and 2013 respectively. Amortization expense was $4,286 and $2,980 for the six months ended December 31, 2014 and 2013 respectively.

Amortization for the Company’s intangible assets over the next five years from December 31, 2014 is estimated to be:

December 31,
2015	$6,479
2016	6,479
2017	6,479
2018	6,479
2019	6,479
Thereafter	20,329
$52,725

Note 7 – TRADE AND OTHER PAYABLES

As of December 31, 2014 and June 30, 2014, trade and other payable are comprised of the following:

	December 31, 2014	June 30, 2014
Trade payable	$438,575	$340,468
Other liabilities	100,653	20,269
	$539,228	$360,737

Note 8 – TRADE FINANCING

The Company has a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $150,000 at an interest rate of 20.95% per annum. As of December 31, 2014 and June 30, 2014, the Company had outstanding balances of $125,464 and $146,202, respectively.

On August 14, 2014 the Company entered into a new trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing at interest rates of 2% per month and 7.75% per year, respectively. As of December 31, 2014, the Company had outstanding balances of $374,867.

On November 20, 2014 the Company entered into a new retail trade finance agreement with an entity in Australia for AUD $75,000 with 100 equal payments of AUD$871.80 daily. As of December 31, 2014, the Company had outstanding balances of AUD $73,923 or USD $60,292.

Note 9 – LOANS

In November 2013, the Company entered into a short term loan arrangement totalling AUD $100,000 with a shareholder of the Company. Terms of the note were interest rate at 15% per annum or .0329% per day due 30 days from the loan date. The short term note was converted into a 30 day callable convertible note in January 2014.

In December 2013, the Company entered into a short term loan arrangement in the amount of $100,000 with an individual. Terms of the note require an interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid.

In January 2014, the Company entered into a convertible loan agreement totaling AUD $250,000 with a shareholder of the Company. The Convertible Note bears interest at the rate of 9% per annum and is due on the first anniversary of the date of issuance, January 12, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of thirty cents ($0.30) per share, provided that if the Volume Weighted Average Price (VWAP) for the 30 days immediately preceding the receipt of a conversion notice is less than sixty cents ($.60) per share, the conversion price shall be reduced to twenty cents ($.20) per share. The Company is currently re-negotiating the terms of this loan.

In May 2014 the Company entered into a convertible loan agreement in the amount of $72,800 with a corporation in New York. Interest is to accrue at the rate of 8% per annum. Loan and accrued interest is due on December 1, 2014. The loan may be converted into common stock of the Company at any time by the election of the lender at a predetermined conversion price. On December 1, 2014, $12,000 was converted into 133,185 shares or $0.0901 per share.

In June 2014 the Company entered into a loan agreement in the amount of AUD$100,000 with a shareholder of the Company. The note bears interest at 6% per month and is due and payable in July 2014. The loan was repaid in the amount of AUD $80,000 and the balance of AUD $20,000 was extended to December 31, 2014. The Company is currently re-negotiating the terms of this loan.

In July 2014 the Company entered into a second convertible loan agreement in the amount of $72,800 with a corporation in New York. Interest is to accrue at the rate of 8% per annum. Loan and accrued interest is due in April 2015. The loan may be converted into common stock of the Company at any time by the election of the lender at a predetermined conversion price.

Related Party Payable

The Company has liabilities payable in the amount of $22,427 and $123,082 to shareholders and officers of the Company as of December 31, 2014 and June 30, 2014, respectively. Interest expense on these loans for the six months ended December 31, 2014 and June 30, 2014 was $0 and $2,610, respectively.

Note 10 – STOCKHOLDERS’ DEFICIT

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

On October 28, 2014, the Company agreed to issue 5,833,333 shares of the Company stock to the original shareholders of Banjo & Matilda Pty Ltd related to the merger and reorganization based on the original agreement.

On October 28, 2104, the Company agreed to issue 137,593 shares of common stock to three individuals for compensation and interest for loan balances in Banjo Australia. The shares were valued at $14,878 or approximately $0.11 per share.

On December 1, 2014, the Company agreed to convert $12,000 of convertible debt for 133,185 shares of common stock at $0.0901 per share to a corporate investor.

Note 11 – INCOME TAX

The following is a reconciliation of the provision for income taxes as the US federal income tax rate to the income taxes reflected in the Statements of Operations and Comprehensive Loss for the three and six months ended December 31, 2014 and 2013, respectively:

The following is a reconciliation of income tax expenses:

Three Months Ended December 31, 2014 and 2013:	Three months ended		Three months ended		Three months ended
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Six Months Ended December 31, 2014 and 2013:	Six months ended		Six months ended		Six months ended
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Reconciliation of the differences between statutory U.S. Federal income tax rate and effective rate is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
US statutory rates	34%	34%	34%	34%
Tax rate difference	(4)%	(4)%	(4)%	(4)%
Net operating loss	(30)%	(30)%	(30)%	(30)%
Tax expenses at actual rate	-%	-%	-%	-%

Note 12 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through February 20, 2015 for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

In January and February 2015 we issued 2,268,956 shares of common stock to repay the convertible loan from May 2014.

On February 11, 2015 we issued 943,396 shares of common stock to repay $20,000 principal on the convertible loan dated July 2014. The remaining principal balance on this note was repaid on February 18, 2015.

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

Our revenues are largely determined by the volume of products we sell and our ability to sell these products timely and at full, as opposed to discounted prices. Our cost of sales is largely determined by the price we pay to have our products manufactured, which, in turn, is determined by the quality of the fabrics used in our products and the intricacies of the manufacturing process. In addition to our cost of sales, our profitability is determined by such corporate and overhead items as marketing, payroll, administration and occupancy expenses, and the cost of financing used to increase our sales.

Results of Operations

The following discussion of the results of operations constitutes management’s view of the factors that affected the financial and operating performance for the three months and six months ended December 31, 2014 and 2013.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

The accounts of Banjo & Matilda are maintained, and its consolidated financial statements are expressed, in Australian dollars.Such financial statements were translated into United States Dollars with the Australian Dollar as the functional currency to prepare the consolidated financial statements included in this Report. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of stockholders’ deficit.

Management summary for the three months ended December 31, 2014

Revenues grew by 144% from the corresponding quarter last year. However the full impact of adding additional wholesale accounts is not yet fully reflected in our sales. While the company has increased revenues, gross profit and gross margins, the company is still recording a loss while it is increasing resources to grow and achieve critical mass and profitability.

December 2014 Quarter Financial Highlights

•	Total Revenue increased 144% to $1,038,418 compared to the same period in the prior year.

•	The majority of revenue growth has come from wholesale sales. E-commerce sales are also up moderately from the corresponding period last year.

•	Gross Margin increased from 43% in the corresponding quarter last year to 44%.

•	Income from operations was $22,878 compared to a loss of $133,994 for the same period prior year.

•	Financing costs decreased from 11% of sales in the same period prior year to 10%.

•	Net loss of ($78,632) compared to ($178,749) for the same quarter in the prior year.

	Three Months Ended		Dollar	Percentage
	December 31, 2014	December 31, 2013	Increase (Decreased)	Increase (Decreased)

Revenue	$1,038,418	$426,015	$612,403	144%
Cost of sales	581,999	242,683	339,316	140%
Gross profit	456,419	183,332	273,087	149%

Bad debt expenses	38,813	-	38,813	-%
Payroll and employee related expenses	193,226	118,120	75,106	64%
Administration expense	84,297	30,395	53,902	177%
Marketing expense	41,454	39,291	2,163	6%
Occupancy expenses	11,398	27,106	(15,708)	(58)%
Depreciation and amortization expense	3,020	3,276	(256)	(8)%
Corporate and public company expense	61,333	99,138	(37,805)	(38)%
	433,541	317,326	116,215	37%
Income (loss) from operations	22,878	(133,994)	156,872	(117)%

Other Income (Expense)
Finance costs	(101,510)	(44,755)	(56,755)	127%
Total Other Expense	(101,510)	(44,755)	(56,755)	127%

Loss before incometax	(78,632)	(178,749)	100,117	(56)%

Provision for income taxes	-	-	-	-%

Net loss	$(78,632)	$(178,749)	100,117	(56)%

Revenue:

Revenue continued to increase during the quarter by 144% to $1,038,418 compared to the same period prior year as new wholesale accounts were added and previously secured wholesale accounts impacted revenue. Online and retail sales increased as brand awareness, web site visitors and repeat customer transactions grew.

Wholesale sales increased 173% over the prior year, as a result of the increased number of retailers selling our products. Wholesale retail outlet "Doors" increased 1,017% to 201 from 18 at the end of December 2013.  Wholesale sales were 72% of total sales compared to 62% on the prior year.

Online sales through our e-commerce websites increased 21%, however visits increased 264% from the prior year, transaction volume increased 10%, and, Average Order Value (AOV) increased 14%.  Online sales were 26% of total sales compared with 23% for the same period prior year. E-commerce visit to sale conversion rates decreased as the company focused on its growing wholesale business, but we have now hired a senior director of e-commerce with significant experience in driving conversion rates and e-commerce marketing to capitalize on the significant growth in visits.

Retail sales increased 418% due to a more integrated e-commerce and physical store program where online orders can be made in store and vice versa, retail sales increased significantly as a significant portion of online sales were recorded through our retail store.

Total DTC sales (Direct to Consumer inclusive of e-commerce and physical stores) increased 69%.

See chart of Last Twelve Months revenue build up (LTM) from December 2011 to December 2014 by country for wholesale, and by online e-commerce and retail sales channels (expressed in AUD before USD conversion).

Cost of Sales, Gross Profit and Gross Margin:

Gross Profit increased from 43% to 44% or $456,419 compared to the same period in the prior year. There were no significant movements in margin or cost of sales from the previous year.

Operating Expenses (Sales, General & Administrative – SG&A):

SG&A consisting of payroll, selling, marketing and design, e-commerce, retail overhead expenses, administrative and occupancy increased 37% over the prior year as the company added resources to support the current and projected growth of the business.

Selling, marketing and design increased to $41,454 from $39,291 in the same period prior year, as we expanded our distribution, increased product development and increased our e-commerce marketing programs.

Payroll and related expenses increased to $193,226 from $118,120 for the same period prior year, as corporate salaries were accrued for our Chief Executive Officer and Chief Creative Officer and the Company continues to add more staff and resources to support each area of the business.

General administrative and operating expenses increased to $84,297 from $30,395 compared to the same period prior year mainly as a result of additional warehousing costs in-line with increased distribution and travel.

Corporate and public company expenses have decreased by $37,805 to $61,333 from the corresponding period last year. This is because the company incurred listing and advisory setup costs in the previous period.

Financing costs:

Financing costs decreased to 10% of revenue compared to 11% for the same period the prior year.

Management summary for the six months ended December 31, 2014

December 2014 Six Months Financial Highlights

•	Total Revenue increased 87% to $1,785,181 compared to the same period in the prior year.

•

The majority of revenue growth has come from wholesale sales which increased 94% compared to the same period last year. Direct to consumer, retail and E-commerce sales increased 30% from the corresponding period last year.

•	Gross Margin increased from 38% in the corresponding period last year to 44% in the current year.

•	Loss from operations was $(27,833) compared to a loss of $(95,617) for the same period prior year.

•	Financing costs remained constant at about 10% of revenue for each period.

•	Net loss of ($216,323) compared to ($191,906) for the same period in the prior year.

	Six Months Ended		Dollar	Percentage
	December 31, 2014	December 31, 2013	Increase (Decreased)	Increase (Decreased)

Revenue	$1,785,181	$955,229	$829,952	87%
Cost of sales	993,732	584,976	408,756	70%
Gross profit	791,449	370,253	421,196	114%

Bad debt expenses	49,876	-	49,876	-%
Payroll and employee related expenses	365,630	200,357	165,273	82%
Administration expense	127,782	63,047	64,735	103%
Marketing expense	147,246	60,231	87,015	144%
Occupancy expenses	24,637	36,590	(11,953)	(33)%
Depreciation and amortization expense	6,289	6,507	(218)	(3)%
Corporate and publiccompany expense	97,872	99,138	(1,266)	(1)%
	819,332	465,870	353,462	76%
Income (loss) from operations	(27,883)	(95,617)	67,734	(71)%

Other Income (Expense)
Finance costs	(188,440)	(96,289)	(92,151)	96%
Total Other Expense	(188,440)	(96,289)	(92,151)	96%

Loss before income tax	(216,323)	(191,906)	(24,417)	13%

Provision for income taxes	-	-	-	-%

Net loss	$(216,323)	$(191,906)	(24,417)	13%

Revenue:

Revenue for the six months ending December 31 2014 increased 87% to $1,785,181 compared to the same period prior year as the start of the wholesale program began to impact sales, and e-commerce grew based on our increased presence in North American retail outlets and resultant general brand awareness.

Wholesale sales increased 94% over the prior year, as a result of the increased number of retailers selling our products. Wholesale retail outlet "Doors" increased 1,017% to 201 from 18 at the end of December 2013.  Wholesale sales were 70% of total sales compared to 61% on the prior year.

Online sales through our e-commerce websites increased 21%, however visits increased 207% from the prior year.  The significant increase in traffic, mainly due to the greater brand awareness through the growth of our wholesale distribution program, yet lower visitor to sale e-commerce conversion rates, primarily due to greater focus on our wholesale distribution program, represents a significant revenue opportunity by improving e-commerce conversion rates.

Our retail sales increased 55% through the period, and DTC sales (Direct to Consumer inclusive of e-commerce and physical store) increased 30%.

Cost of Sales, Gross Profit and Gross Margin:

Gross Profit increased from 38% to 44% or $791,449 compared to the same period in the prior year. Increases are due to our ability to lower costs with increased volume.

Operating Expenses (Sales, General & Administrative – SG&A):

SG&A consisting of payroll, selling, marketing and design, e-commerce, retail overhead expenses, administrative and occupancy increased 76% over the prior year as the company added resources to support the current and projected growth of the business, and increased marketing activities.

Payroll and related expenses increased 82% to $365,630 compared to the same period prior year, as corporate salaries were accrued for our Chief Executive Officer and Chief Creative Officer and the Company continues to add more staff and resources to support each area of the business.

General administrative and operating expenses increased 103% to $127,782 compared to the same period prior year mainly as a result of additional warehousing costs in-line with increased distribution and e-commerce sales.

Selling, marketing and design increased 144% to $147,246 compared to the same period prior year, as we expanded our distribution, increased product development and increased our e-commerce marketing programs.

Corporate and public company expenses are in line with prior year as they have decreased 1% to $97,872 compared to the same period last year.

Financing costs:

Financing costs decreased to 10% of revenue compared to 11% for the same period the prior year.

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

Cash Used in Operating Activities

During the six months ended December 31, 2014, we used $286,364 of cash in our operating activities. This reflects our net loss from continuing operations of $216,323 and the use of cash to increase our trade receivables and inventory which grew by $296,032 and $151,707 respectively, as well as a decrease in trade payables of $247,716 and $81,265 respectively.

During the six months ended December 31, 2013, we used approximately $695,599 of cash in our operating activities. This reflects our net loss from continuing operations of $191,906 and increases in our trade receivable and inventory of $210,669 and $275,783 respectively.

Cash Used in Investing Activities

During the six months ended December 31, 2014, cash used in investing activities of $2,764 consisted of cash used to purchase fixed assets.

During the six months ended December 31, 2013, cash used in investing activities of $9,485 consisted of cash used to purchase fixed and intangible assets.

Cash Provided by Financing Activities

During the six months ended December 31, 2014, cash provided by financing activities of $243,274 primarily reflects proceeds from issuances of common stock for $44,770, increases in trade financing of $357,094, offset by repayments of convertible loans and related party loans of $38,205 and $120,385 respectively.

During the six months ended December 31, 2013, cash provided by financing activities of $723,211 primarily reflects increases in convertible loans and related party loans of $338,083 and 134,361 respectively, as well as issuances of common stock of $120,000.

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

Item 2. Unregistered Sales of Equity Securities

We have issued shares of common stock to KBM Worldwide, Inc. upon conversion of our convertible promissory notes as follows:

1. Convertible promissory note issued May 16, 2014 in the principal amount of $72,800

Date	Amount Converted	Number of Shares Issued	Conversion Price
12/1/2014	$12,000	133,185	0.0901

01/08/2015	15,000	236,593	0.0634

01/22/2015	15,000	535,714	0.028

1/26/2015	15,000	570,342	0.0263

2/3/2015	18,712*	926,307	0.0202

____________________

*Includes $2,912 accrued interest

There is no remaining balance outstanding under this note.

2. Convertible promissory note issued July 3, 2014 in the principal amount of $72,800

On February 11, 2015, we issued 943,396 shares of common stock upon conversion of $20,000 principal amount of this note at a conversion price of $0.0212.  The outstanding principal balance of this note is $52,800 and was satisfied by a cash payment by us in February 2015.

The shares of common stock described above were issued in reliance upon the exemption from registration pursuant to Section 3(a)(9) of the Securities Act.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

31.1

Certifications of the principal executive officer and principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANJO & MATILDA, INC.

February 24, 2015	By:	/s/ Brendan Macpherson
Brendan Macpherson Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

