Form 10-Q
period 2015-03-31
Banjo & Matilda, Inc.
filed 2015-05-21
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number: 000-54277

BANJO & MATILDA, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1519178
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

76 William Street

Paddington NSW 2021

Australia

(Address of principal executive offices and zip code)

724 769 3091

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2015, the Registrant had outstanding 56,492,967 shares of common stock.

BANJO & MATILDA, INC.

FORM 10-Q

2

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss	F-2

Condensed Consolidated Statements of Cash Flows	F-3

Notes to Condensed Consolidated Financial Statements	F-4

4

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,269	$33,367
Trade receivables, net	514,598	333,174
Inventory	739,340	630,235
Other assets	35,495	8,212
TOTAL CURRENT ASSETS	1,324,702	1,004,988

NON-CURRENT ASSETS
Intangible assets	46,286	62,637
Other receivable	83,663	128,228
Property, plant and equipment	10,393	10,225
TOTAL NON-CURRENT ASSETS	140,342	201,090

TOTAL ASSETS	$1,465,044	$1,206,078

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables	$547,135	$360,737
Deposit payable	-	2,547
Trade financing	413,436	267,637
Accrued interest	87,509	13,035
Loans payable	440,024	643,440
TOTAL CURRENT LIABILITIES	1,488,104	1,287,396

NON-CURRENT LIABILITIES
Loan from related parties	2,547	123,082
TOTAL NON-CURRENT LIABILITIES	2,547	123,082

TOTAL LIABILITIES	1,490,651	1,410,478

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and 1,000,000 shares issued and outstanding	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and 56,492,967 and 27,886,484 shares issued and outstanding, respectively	565	279
Additional paid in capital	1,483,784	836,273
Other accumulated comprehensive (loss) gain	(45,053)	56,321
Accumulated deficit	(1,464,913)	(1,097,283)
TOTAL STOCKHOLDERS' DEFICIT	(25,607)	(204,400)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,465,044	$1,206,078

The accompanying notes are an integral part of these unaudited condensed consolidated  financial statements.

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenue	$582,096	$716,144	$2,367,277	$1,671,373
Cost of sales	328,392	446,154	1,322,124	1,031,130
Gross profit	253,704	269,990	1,045,153	640,243

Bad debt expenses	(1,899)	-	47,977	-
Payroll and employee related expenses	164,635	164,005	530,265	364,362
Administration expense	19,222	50,797	147,004	113,844
Marketing expense	44,312	42,720	191,558	102,951
Occupancy expenses	5,371	33,237	30,008	69,827
Depreciation and amortization expense	1,592	2,823	7,881	9,330
Corporate and public company expense	80,374	21,539	178,246	120,677
	313,607	315,121	1,132,939	780,991
Loss from operations	(59,903)	(45,131)	(87,786)	(140,748)

Other Income (Expense)
Finance costs	(91,404)	(96,906)	(279,844)	(193,195)
Total Other Expense	(91,404)	(96,906)	(279,844)	(193,195)

Loss before income tax	(151,307)	(142,037)	(367,630)	(333,943)

Provision for income taxes	-	-	-	-

Net loss	(151,307)	(142,037)	(367,630)	(333,943)

Other comprehensive (loss) income
Foreign currency translation	(114,498)	603	(101,374)	6,061

Comprehensive loss	$(265,805)	$(141,434)	$(469,004)	$(327,882)

Net loss per share
Basic	$(0.004)	$(0.005)	$(0.011)	$(0.014)
Diluted	$(0.004)	$(0.005)	$(0.011)	$(0.014)

Weighted average number of shares outstanding:
Basic	38,877,933	27,236,683	33,120,032	24,461,219
Diluted	38,877,933	27,236,683	33,120,032	24,461,219

The accompanying notes are an integral part of these unaudited condensed consolidated  financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	March 31, 2015	March 31, 2014

Net loss	$(367,630)	$(333,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,881	9,330
Issuance of shares as compensation	50,878	-
(Increase) / decrease in assets:
Trade receivables	(270,332)	(276,230)
Inventory	(250,556)	(291,482)
Other assets	(5,339)	13,424
Other receivable	23,408	12,875
Increase/ (decrease) in current liabilities:
Trade payables and other liabilities	281,515	47,054
Accrued interest	85,646	-
Deposits payable	(2,317)	6,112
Net cash used in operating activities	(446,846)	(812,860)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(15,650)
Purchase of property, plant and equipment	(4,762)	(7,189)
Net cash used in investing activities	(4,762)	(22,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of stock	489,820	195,000
Convertible loans, net	(33,543)	309,042
Related party loan, net	(153,724)	191,783
Net trade financing	189,115	154,442
Net cash provided by financing activities	491,668	850,267

Effect of exchange rate changes on cash and cash equivalents	(38,158)	(3,182)

Net (decrease) / increase in cash and cash equivalents	1,902	11,386

Cash and cash equivalents at the beginning of the period	33,367	11,104

Cash and cash equivalents at the end of the period	$35,269	$22,490

SUPPLEMENTAL DISCLOSURES:

Conversion of debt to equity	$92,800	$338,083

Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$279,844	$62,896

The accompanying notes are an integral part of these unaudited condensed consolidated  financial statements.

BANJO & MATILDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

Note 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”) and with the instructions to Form 10-Q.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP rules and regulations for presentation of interim financial information. Therefore, the unaudited condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report on the Form 10-K for the fiscal years ended June 30, 2014. Current and future financial statements may not be directly comparable to the Company’s historical financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

When used in these notes, the terms "Company," "we," "our," or "us" mean Banjo & Matilda, Inc. and its subsidiary.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exchange Gain (Loss)

During the three and nine months ended March 31, 2015 and 2014, the transactions of the Company were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

At March 31, 2015 and 2014, the Company had not taken any significant uncertain tax positions on its tax returns for 2013 and prior years or in computing its tax provisions.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2015 and June 30, 2014, the Company had $35,269 and $33,367 in cash in Australia and not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. There were no allowances for doubtful accounts as of March 31, 2015 and June 30, 2014.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of March 31, 2015 and June 30, 2014, inventory only consisted of the following:

	March 31, 2015	June 30, 2014
Work in progress	$29,700	$132,821
Finished goods	706,417	489,833
Raw materials	3,223	7,581
	$739,340	$630,235

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

As of March 31, 2015 and June 30, 2014, fixed assets consisted of the following:

	March 31, 2015	June 30, 2014
Plant and Equipment	$29,676	$30,352
Accumulated depreciation	(19,283)	(20,127)
	$10,393	$10,225

Depreciation was $162 and $505 for three months ended March 31, 2015 and 2014, respectively.

Depreciation was $2,881 and $3,999 for nine months ended March 31, 2015 and 2014, respectively.

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

As of March 31, 2015 and June 30, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for three and nine months ended March 31, 2015 and 2014:

	Three months ended		Nine months ended
Basic and diluted	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net loss	$(151,307)	$(142,037)	$(367,630)	$(333,943)

Weighted average number of shares in computing basic and diluted net loss
Basic	38,877,933	27,236,683	33,120,032	24,461,219
Diluted	38,877,933	27,236,683	33,120,032	24,461,219

Net loss per share
Basic and diluted	$(0.004)	$(0.005)	$(0.011)	$(0.014)

Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three and nine months ended March 31, 2015 and 2014, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.

Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of March 31, 2015.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three and nine months ended March 31, 2015 that we believe would have a material impact on our financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,464,913 as of March 31, 2015.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – OTHER ASSETS

Other assets consist of the following as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
Prepaid and other assets	$35,495	$8,212
	$35,495	$8,212

Note 5 – OTHER RECEIVABLE

Other receivable consist of the following as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
Development grant	$128,923	$128,228
Allowance for reserve	(45,260)	-
	$83,663	$128,228

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
Website	$60,172	$74,478
Accumulated amortisation	(13,886)	(11,841)
	$46,286	$62,637

The intangible assets are amortized over 1 to 10 years. Amortization expense was $1,669 and $2,318 for the three months ended March 31, 2015 and 2014 respectively. Amortization expense was $5,000 and $5,331 for the nine months ended March 31, 2015 and 2014 respectively.

Amortization for the Company’s intangible assets over the next five years from March 31, 2015 is estimated to be:

March 31,
2016	$6,017
2017	6,017
2018	6,017
2019	6,017
2020	6,017
Thereafter	16,201
$46,286

Note 7 – TRADE AND OTHER PAYABLES

As of March 31, 2015 and June 30, 2014, trade and other payable are comprised of the following:

	March 31, 2015	June 30, 2014
Trade payable	$368,355	$340,468
Other liabilities	178,780	20,269
	$547,135	$360,737

Note 8 – TRADE FINANCING

The Company has a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $150,000 at an interest rate of 20.95% per annum. As of March 31, 2015 and June 30, 2014, the Company had outstanding balances of USD $110,127 and USD $146,202, respectively.

On August 14, 2014 the Company entered into a new trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing at interest rate of 2% per month and 7.75% per year, respectively. As of March 31, 2015, the Company had outstanding balances of $255,231.

On November 20, 2014 the Company entered into a new retail trade finance agreement with an entity in Australia for AUD $75,000 with 100 equal payments of AUD $871.80 daily. As of March 31, 2015, the Company had outstanding balances of AUD $62,528 or USD $48,078.

Note 9 –LOANS

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

In January 2014, the Company entered into a convertible loan agreement totaling AUD $250,000 with a shareholder of the Company. The Convertible Note bears interest at the rate of 9% per annum and is due on the first anniversary of the date of issuance, January 12, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of thirty cents ($0.30) per share, provided that if the Volume Weighted Average Price (VWAP) for the 30 days immediately preceding the receipt of a conversion notice is less than Ninety cents ($.60) per share, the conversion price shall be reduced to twenty cents ($.20) per share.

In May 2014 the Company entered into a convertible loan agreement in the amount of $72,800 with a corporation in New York. Interest is to accrue at the rate of 8% per annum. Loan and accrued interest is due in February 2015. The loan may be converted into common stock of the Company at any time by the election of the lender at a predetermined conversion price. During the quarter ended March 31, 2015, $72,800 was converted into 2,402,141 shares.

In June 2014 the Company entered into a loan agreement in the amount of AUD $100,000 with a shareholder of the Company. The note bears interest at 6% per month and is due and payable in July 2014. The loan was repaid in the amount of AUD $80,000 and the balance of AUD $20,000 was extended to March 31, 2015.

In July 2014 the Company entered into a second convertible loan agreement in the amount of $72,800 with a corporation in New York. Interest is to accrue at the rate of 8% per annum. Loan and accrued interest is due in April 2015. The loan may be converted into common stock of the Company at any time by the election of the lender at a predetermined conversion price. During the quarter ended March 31, 2015, $20,000 was converted into 943,396 shares. The remaining loan balance plus accrued interest was repaid during the quarter ended March 31, 2015.

Related Party Payable

The Company has liabilities payable in the amount of $2,547 and $123,082 to shareholders and officers of the Company as of March 31, 2015 and June 30, 2014, respectively.

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

During the quarter ended March 31, 2015, the Company agreed to convert $92,900 of convertible debt for 3,345,537 shares of common stock at prices from $0.02 to $0.0901 per share to a corporate investor.

During the quarter ended March 31, 2015, the Company agreed to issue 400,000 shares of the Company stock for $60,000 or $0.15 per share to a company for consulting services. The terms of the service agreement is from January 1, 2015 to June 1, 2015. As of March 31, 2015, the Company recognized consulting expense of $36,000 and recorded a prepaid expense of $24,000.

During the quarter ended March 31, 2015, the Company issued issue 20,150,000 shares of the Company stock for $457,150 or approximately $0.02 per share to three investors.

Note 11 – INCOME TAX

The following is a reconciliation of the provision for income taxes as the US federal income tax rate to the income taxes reflected in the Statements of Operations and Comprehensive Loss for the three and nine months ended March 31, 2015 and 2014, respectively:

The following is a reconciliation of income tax expenses:

Three Months Ended March 31, 2015 and 2014:	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Nine Months Ended March 31, 2015 and 2014:	Nine months ended		Nine months ended		Nine months ended
	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014
	Australia		United States		Total
Income tax expense - current	$-	$-	$-	$-	$-	$-
Income tax expense - deferred	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Reconciliation of the differences between statutory U.S. Federal income tax rate and effective rate is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
US statutory rates	34%	34%	34%	34%
Tax rate difference	(4)	(4)	(4)	(4)
Net operating loss	(30)	(30)	(30)	(30)
Tax expenses at actual rate	-%	-%	-%	-%

Note 12 –SUBSEQUENT EVENTS

Management has evaluated events subsequent through May 20, 2015 for transactions and other events that may require adjustment of and/or disclosure in such financial statements. We have nothing to report in this regard.

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

The Share Exchange was accounted for as a recapitalization of Banjo & Matilda effected by a share exchange, where Banjo & Matilda is considered the acquirer for accounting and financial reporting purposes. Consequently, the historical consolidated financial statements of Banjo & Matilda, the Australian entity, are now the historical financial statements of Banjo & Matilda, Inc., the reporting company. The net assets and liabilities of Banjo & Matilda, Inc., as of the date of the consummation of the Share Exchange were brought forward at their book value and no goodwill was recognized. Unless the context otherwise requires, references herein to “we,” “us, “our company” and the like, for periods prior to the consummation of the Share Exchange should be understood to be references to Banjo & Matilda, the Australian entity and, from and after the consummation of the Share Exchange to the ongoing reporting company and its subsidiaries.

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

Results of Operations

The following discussion of the results of operations constitutes management’s view of the factors that affected the financial and operating performance for the three and nine months ended March 31, 2015 and 2014.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

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

Management summary

The Australian dollar reduced 21% against the United States dollar over the past 12 months, which has reduced reported sales in the March 15’ quarter, and has caused an abnormal adjustment in revaluing assets on the balance sheet which were expensed during the quarter.

Excluding currency movement, revenue was down slightly (2%) compared to the same quarter prior year. In addition the company’s planned exit from a large retail account for strategic reasons reduced revenue during the quarter.  This impacted revenue on a short-term basis during the quarter, but has had a positive impact on wholesale sales.

Therefore on a like-for-like basis, removing the impact of currency fluctuations and the revenue from the exited wholesale customer, revenues grew 42% during the March 15’ quarter compared to the same period last year, and 87% for the 9 months to March 2015.

Effective July 1, the company will be changing its functional currency to USD from AUD, thereby completing the migration of the company to the United States. This will reduce the exchange rate fluctuations. In addition as the company’s US revenues continue to grow, this will also lessen the impact of currency fluctuations.

The business continued to gather momentum during the quarter. Additional wholesale customers were added, and e-commerce sales and traffic continued to grow. The company relocated its head office and operations to the United States from Australia enabling the company greater access to the US and international markets. In addition to key employees relocating to the United States, additional domestic key personnel have been hired.

Already the company derives over a 1/3rd of its revenue from the US domestic market, and the brand proposition of a premium Australian e-commerce lifestyle brand is resonating with the US domestic market strongly. We have an exciting year ahead unlocking the brand and businesses potential in the US domestic market, and believe that US domestic revenue will attribute to over 50% of total revenue within the next 18 months.

The company’s origins as an e-commerce only retailer commencing in 2008 continue to hold the company in good sted as e-commerce sales remain steady at nearly 30% of total sales. The company has a strong commitment to a strategy of centering the business on an e-commerce led distribution model, where wholesale supports and grows the brand so as to acquire and engage with customers online directly.

March 2015 Quarter highlights:

•	Like-for-like revenue increased 42% in the March 15’ quarter compared to the same period last year. Reported revenue decreased 19%.

•	Gross Margins increased from 38% to 44% during the March 15’ quarter and 9 months to March 15’ compared to the prior periods.

•	E-commerce visits grew 66% during the March 15’ quarter compared to the same quarter last year

•	EBIT loss increased slightly by $14,772 for the quarter, and the loss decreased $52,962 for the 9 months to March 15 compared to the same period last year.

Revenue:

Reported revenue decreased during the quarter by 19% to $582,096 compared to the same period prior year. Currency adjusted, the change due to the AUD weakening against the USD, revenue would have been $704,336 compared to $716,144 for the March 14’ quarter.

The company also exited a large wholesale account during the quarter that the company did many exclusive styles for. The company believes that the styles and products were not on brand and in line with the company’s long-term product direction and strategy. While there is a short-term reduction in wholesale revenue, the company believes that it will enable the company to continue to grow without hindrance, and will further re-enforce the company’s brand proposition in the US market.

On a like-for-like basis removing the impact of currency fluctuations and the revenue from the exited wholesale customer, revenues grew 42% during the March 15’ quarter compared to the same period last year, and 87% for the 9 months to March 2015. Additional retailers continued to be acquired during the March 15 quarter.

E-commerce visits increased 66% during the March 15’ quarter compared to prior year’s quarter, which continued to increase e-commerce sales.

Cost of Sales, Gross Profit and Gross Margin:

Gross Profit increased from 38% to 44% compared to the same period in the prior year. A continued focus on lower on higher margin e-commerce sales, optimized market pricing, and supply chain efficiencies continues to impact gross margins positively.

Operating Expenses (Sales, General & Administrative – SG&A):

SG&A consisting of payroll, selling, marketing and design, e-commerce, retail overhead expenses, administrative (including public company costs) and occupancy remained steady at $313,607 in the March 15’ quarter compared to $315,151 in the March 14’ quarter.

Corporate & public company costs increased as a result of one off items that included a $40,000 investment in investor relations, paid in restricted shares.

Financing costs:

Financing costs decreased from $96,906 in the March 14’ quarter to $91,404 during the March 15’ quarter.

At the appropriate time, the company will seek to significantly reduce its debt and financing costs. By reducing these expenses, and continuing to increase revenue and improve gross margins, the company will move quickly toward cash flow positivity.

9 months to March 2015 highlights:

•	Like-for-like revenue increased 87% in the 9 months to March 15’ compared to the same period last year. Reported revenue for the 9 months ending March 15’ increased 41%.

•	Gross Margins increased from 38% to 44% during the 9 months to March 15’ compared to the same period prior year.

•	E-commerce visits grew 63% during the 9 months to March 15’ compared to the same period last year.

•	EBIT loss narrowed from $140,748 to $87,786 for the period compared to the prior year same period.

Revenue:

Reported revenue for the 9 months ending March 15’ increased 41% to $2,367,277 compared to the same period prior year. Currency adjusted, the change due to the AUD weakening against the USD, like-for-like revenue increased 87%. The core driver of this growth has been wholesale sales, however e-commerce sales have grown in proportion to wholesale sales, now accounting for 44% of total sales.

E-commerce visits grew 63% during the 9 months to March 15’ compared to the same period last year. E-commerce traffic increased in line with the expansion of the brands availability in retail stores across in the US and globally.

Cost of Sales, Gross Profit and Gross Margin:

Gross Profit increased from 38% to 44% compared to the same period in the prior year. A continued focus on higher margin e-commerce sales, optimized market pricing, and supply chain efficiencies continues to impact gross margins positively. As the company grows and reaches a minimum scale of $7MM or more in sales, gross margins will increase meaningfully as efficiencies and scale in manufacturing and purchasing improve, and expanded product ranges with naturally higher margins expand overall margins.

Operating Expenses (Sales, General & Administrative – SG&A):

SG&A consisting of payroll, selling, marketing and design, e-commerce, retail overhead expenses, administrative (including public company costs) and occupancy was $1,132,939 for the 9 months to March 15, or 48% of sales compared to 47% of sales for the same period last year.  The main increase in SG&A was employment as we added resources to invest in supporting the growth of the business.  In addition marketing expenditure was increased as additional markets were added, and public company costs increased due to a one-time IR consulting expense of $40,000.  The company expects that once sales reach typical industry scale of circa $7MM and more that SG&A as a percentage of revenues will decrease significantly.

Financing costs:

Financing costs remained at 11% of revenue for the 9 months compared to the same period prior year. As sales and profitability continues to improve the company should have more, lower cost financing options available to it, which will reduce this percentage down.

At the appropriate time, the company will seek to significantly reduce its debt and financing costs. By reducing these expenses, and continuing to increase revenue and improve gross margins, the company will move quickly toward cash flow positivity.

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

Cash Used in Operating Activities

During the nine months ended March 31, 2015, we used $446,846 of cash in our operating activities. This reflects our net loss from continuing operations during the nine months of $367,630 and the use of cash to increase our trade receivables and inventory which grew by $270,332 and $250,556 respectively, partially offset by an increase in our trade payables of $281,515.  We would anticipate that our receivables and inventory, along with our payables or debt incurred to finance inventory and receivables, will continue to grow as we expand our operations.

The amount of cash used in operations in the nine months ended March 31, 2015, compares favorably to the nine months ended March 31, 2014, when we used $812,860 in operations. This favorable difference is primarily the result of our ability to use trade credit as opposed to funded debt to offset the growth in our inventory and receivables.

Cash Used in Investing Activities

During the nine months ended March 31, 2015, cash used in investing activities remained minimal at $4,762.

Cash Provided by Financing Activities

During the nine ended March 31, 2015, cash provided by financing activities of $491,668 primarily reflects proceeds from issuances of common stock, $489,820, and net trade financing of $189,115, partially offset by repayments of loans in the aggregate amount of $187,267. We anticipate that we will continue seek additional financing, in the form of debt or equity to expand our business. Any issuance of equity securities or securities convertible into, or exercisable or exchangeable for equity securities will dilute the interests of our current shareholders.

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

Item 2. Unregistered Sales of Equity Securities

During the three months ended March 31, 2015, we issued a total of 23,895,537 shares of common stock. Of this amount, 3,345,537 were issued upon conversion of $92,900 of debt; 20,150,000 were issued in consideration of capital contributions of $457,150 and 400,000 shares were issued to a consultant for services rendered.

The securities described above were issued in reliance upon the exemptions from registration pursuant to Sections 4(2) and 3(a)(9) of the Securities Act. The shares issued in the private placement were all sold to non-US residents in accordance with Regulation S.

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

BANJO & MATILDA, INC.

Date: May 20, 2015	By:	/s/ Brendan Macpherson
Brendan Macpherson Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

