Form 10-K
period 2015-06-30
Banjo & Matilda, Inc.
filed 2016-08-25
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54277

Banjo & Matilda, Inc.
(Exact name of registrant as specified in its charter).

Nevada	27-1519178
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1221 2nd St Santa Monica, CA, 90401
(Address of principal executive offices)

 Registrant's telephone number, including area code: 310 890 5652

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's second fiscal quarter ended December 31, 2014 was $ 6,351,557.

As of August 23, 2016, the registrant had outstanding 38,108,146 shares of common stock.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Report") contains "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "believes," "can," "could," "may," "predicts," "potential," "should," "will," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "intends," and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described in Item 1A of this Report under the caption "Risk Factors" and elsewhere in this Report, including the exhibits hereto.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this Report only:

•

The "Registrant," "the Company," "we," "our," "us" and similar phrases refer to Banjo & Matilda, Inc., a Nevada corporation (formerly known as Eastern World Solutions, Inc.) which is a reporting company under the Exchange Act.

•

"Banjo & Matilda" and "B&M" refer to the two operating subsidiaries Banjo & Matilda (Australia) Pty Ltd, a corporation organized under the laws of Australia, and Banjo & Matilda (USA), Inc a corporation organized under the laws of Delaware, both wholly-owned subsidiaries of the Registrant.

•	"Exchange Act" refers to the Securities Exchange Act of 1934, as amended.

•	"SEC" refers to the Securities and Exchange Commission.

•	"Securities Act" refers to the Securities Act of 1933, as amended.

Item 1. Business

Banjo & Matilda (www.banjoandmatilda.com) is an e-commerce only, direct to consumer accessible luxury brand targeting high consumers in the Generation X & Baby Boomer demographics.

Corporate History

Banjo & Matilda, Inc. was originally incorporated in Nevada on December 18, 2009 under the name Eastern World Group, Inc. and changed its name to Banjo & Matilda, Inc. on September 24, 2013 and is now located in Santa Monica, California.

Acquisition of Banjo & Matilda Pty Ltd.

Prior to the acquisition of Banjo & Matilda Pty Ltd. under the Exchange Agreement defined below, we were a development stage company without any operating revenues or earnings. Time and resources of the then-management was dedicated to organize the Registrant, obtain interim financing (including a public offering in December 2010 of a minimum of 1.5 million shares of common stock for $75,000 by former management of the Registrant), and develop a business plan.

On November 14, 2013, we entered into a Share Exchange Agreement (the "Exchange Agreement") with Banjo & Matilda Pty Ltd, ("Banjo & Matilda") and the shareholders of Banjo & Matilda ("B&M Shareholders"). Pursuant to the Exchange Agreement, 100% of the issued and outstanding capital stock of Banjo & Matilda was acquired, making it a wholly-owned subsidiary of ours (the "Transaction"). There was no prior relationship between the Company and its affiliates and Banjo & Matilda and its affiliates.

In consideration for the purchase of 100% of the issued and outstanding capital stock of Banjo & Matilda under the Exchange Agreement, we issued B&M Shareholders an aggregate of 18,505,539 restricted shares of common stock of the Company.

On November 15, 2013, we entered into an employment agreement with the Banjo & Matilda co-founders: Brendan Macpherson, as the Chief Executive Officer of the Registrant, and Belinda Storelli Macpherson, as its Chief Creative Officer. Each employment agreement has an initial term of three years and will automatically renew for an additional term of three years. Either party may elect not to renew the Employment Agreement by written notice delivered to the other party no later than August 30th of the final year of the term. In addition, either employee may terminate the employment agreement upon 30 days written notice.

On July 1st 2015, the operations of Banjo & Matilda Pty Ltd were transferred to Banjo & Matilda (Australia) Pty Ltd. A wholly owned subsidiary of Banjo & Matilda Inc.

Company Overview

Banjo & Matilda was founded by Australian born Creative Director Belinda Storelli Macpherson in 2009, after an extensive career in publicity, fashion publishing and marketing. Prior company's where Belinda worked include Grazia, Harpers Bazaar and Maddison fashion magazines, major film studios including Warner Brothers, Universal Studios and Columbia Tri-Star Pictures; and, the Australian tourism industry marketing body Tourism Australia. Belinda also founded her own publicity firm "Global Artist" which she successfully sold to a larger group in 2002.

Belinda identified the emerging casualization of the luxury fashion market and combined her passion for cashmere, the Australian beach lifestyle and frustration over the lack of accessible quality cashmere to create a new, more relevant luxury brand. One that was born on line as a direct to consumer e-commerce model thereby eliminating the unnecessary margin's that department and specialty stores take, enabling the brand to focus on a luxury quality product, but without inflated luxury prices.

General Market issues; Market opportunity

The traditional apparel market sales model is experiencing significant changes due to the challenges physical store retailers are experiencing. This is negatively impacting fashion businesses which rely primarily on the traditional wholesale to retail sales due to lower sales, higher returns and discounts caused by struggling physical retailers. E-commerce spending in the apparel and luxury sectors has reached a critical mass which enables brands like Banjo & Matilda to build a direct to consumer e-commerce model which cuts out the unnecessary retail mark up to department and specialty stores and build a successful brand/business.

Total global apparel sales reached $1.1T+ in 2014 with personal luxury goods spending accounting for $260B, equal to approximately 25% of apparel sales. Online luxury goods sales are growing 4 times faster than physical store sales, reaching $15B in 2014, and are expected to triple through 2019.

Banjo & Matilda is known for luxury quality casual cashmere knitwear which retails for 1/3rd of the price of a traditional luxury brand offering similar quality. Streamlining the production process by partnering with cashmere yarn producers in inner Mongolia (where 98% of the worlds cashmere originates), and manufacturing in specialist factories with deep knitting expertise, the company sells directly to customers online, avoiding the typical costs of wholesale/retailer mark-up -- conveniently delivering a luxury quality product at an accessible price point.

Our Products

Banjo & Matilda offers a comprehensive line of luxury women's cashmere knitwear including sweaters and pants, and accessories such as cashmere scarves, slippers, eye-masks and travel blankets. Banjo & Matilda also collaborates with high profile artists or celebrities to create exclusive limited edition pieces. In 2013, we collaborated with singer Bryan Adams and prior collaborations include prominent businesswoman, television host, model and actress Elle Macpherson, British artist Tracey Emin and Australian singer/songwriter, model and actress Natalie Imbrugila and most recently Gwyneth Paltrow's successful lifestyle blog GOOP. The company is planning to expand its product lines to include broader lifestyle offering of apparel items, home products, menswear, children's apparel, and gifts.

Product Manufacturing

Banjo & Matilda use third party contract manufacturers rather than operating manufacturing facilities itself. All yarns and fabrics are sourced from reputable suppliers. Materials used are typically the highest grade that can be sourced. Banjo & Matilda works with a number of manufacturers; during fiscal 2015; no single manufacturer produced more than 35% of our products. Our manufacturers provide us with the speed to market necessary to respond quickly to changing trends and increased demand. We have developed a solid relationship with our manufacturers and take great care to ensure that they share Banjo & Matilda's commitment to quality and ethics. We do not, however, have any long-term agreements requiring us to use any manufacturer, and no manufacturer is required to produce our products in the long-term. We regularly secure and test new manufacturing partners and believe that the services of additional, or other, manufacturers and/or suppliers of our fabrics can continue to be obtained with little or no additional expense to us and/or delay in the timeliness of our production process.

Product Distribution

We commenced our business as an e-commerce only direct to consumer model. In fiscal 2013 year we embarked on a strategic wholesale program to assist driving brand awareness and revenue growth in the Northern Hemisphere markets. Through the 2015 period in conjunction with our relocation to the US we scaled the wholesale business and operations reaching 200+ retail outlets, stocked in major department stores and key independent boutiques. As a result of this scaling, lower gross margins from wholesale sales, and general market conditions we withdrew from the wholesale distribution channel in January 2016 to focus on our core e-commerce model and strategy.

Competition

There is meaningful competition in the luxury apparel industry with emphasis on the brand image and recognition as well as product quality, style, and distribution. Banjo & Matilda successfully competes thanks to a premium and unique brand, unique designs, and attainable price points previously not available in the luxury product sector. This enables the brand to acquire and keep customers which would not typically purchase traditional luxury products due to the much higher price points. There are limited entrants into the market with similar cashmere focused e-commerce offerings which directly compete in terms of product quality and price point.

Intellectual Property

Banjo & Matilda has registered trademarks in Australia and the USA. We believe we own the material trademarks used in connection with the marketing, distribution and sale of all of our products in Australia, the United States, and Europe (and in the other countries in which our products are currently or intended to be either sold or manufactured). We also own the (i) website URL's including and associated to banjoandmatilda.com (as well as banjoandmatilda.au, banjoandmatilda.com, thesweaterexchange.com etc.), (ii) account "@BanjoMatilda" on Twitter, (iii) account "@Banjoandmatilda" on Instagram and (iv) Facebook page "Banjo & Matilda". We also maintain an account on Pinterest.com.

Employees

As of June, 2015 we had twelve employees located in Australia, Hong Kong and the United States. Since exiting the wholesale business, the employee count has been reduced as of June 1, 2016 to six located across Australia and the United States.

Key Management

In addition to Belinda Storelli Macpherson, the company considers its CEO - Brendan Macpherson a key member of its management team. Brendan Macpherson has helped Belinda Storelli Macpherson build the business, initially overseeing finance and e-commerce marketing on a part time basis. After selling his shareholdings in an Australian retail food chain in 2013, Mr. Macpherson joined the company full time. Mr. Macpherson has a background in establishing, building and selling brands and businesses. See Brendan Macpherson's linked in profile.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. In evaluating us and our business, you should carefully consider the risks and uncertainties described below and the other information and our consolidated financial statements and related notes included herein. The risks provided below may not be all the risks we face. If any of events described in the risks below actually occurs, our financial condition or operating results may be materially and adversely affected, the price of our common stock may decline, perhaps significantly, and you could lose all or a part of your investment.

Risks Related to Our Business

Any material disruption of our information systems could disrupt our business and reduce our sales. We are dependent on information systems to operate our e-commerce websites, process transactions, respond to guest inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer "hackers" or other causes, could cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of products to our retail and wholesale customers or lost sales, which could reduce demand for our products and cause our sales to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose retail or wholesale customers.

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

Privacy breaches and other cyber security risks related to our e-commerce business could negatively affect our reputation, credibility and business. We are responsible for storing data relating to our customers and employees and rely on third parties for the operation of parts of our e-commerce website, banjoandmatilda.com, and for the various social media tools and websites we use as part of our marketing strategy. Our online store on our website is operated by a third-party provider. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy. We require that our third-party service provider implements reasonable security measures to protect our customers' identity and privacy. We do not, however, control these third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future. Likewise, our systems and technology are subject to the risk of system failures, viruses, "hackers" and other causes that are out of our control. Any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our online sales, impair our ability to attract website visitors and reduce our ability to attract and retain customers, and potentially expose us to significant related liability. Finally, we could incur significant costs in complying with the multitude of local, national and foreign laws regarding the use and unauthorized disclosure of personal information (to the extent they are applicable). We also may incur significant costs in our implementation of additional security measures to comply with applicable laws and industry standards and to further protect customer data.

The departure of our co-founders could have a material adverse effect on our business. We depend on the services and management experience of our co-founders, Belinda Storelli Macpherson and Brendan Macpherson, who have substantial experience and expertise in our business. In particular, Ms. Macpherson has provided design leadership to Banjo & Matilda since its inception. She is instrumental to our marketing and publicity strategy and is closely identified with both our brand and company. Our ability to maintain our brand image and leverage the goodwill associated with Ms. Macpherson may be damaged if we were to lose her services. We have an employment agreement with Ms. Macpherson, but she has the right to terminate her employment agreement at any time upon 30 days written notice. The employment agreement contains a covenant not to compete, but it is only applicable if her severance payments equal at least $100,000 and is limited to six months duration and geographically to within a five-mile radius of any location where we design, manufacture or sell our knitwear. Accordingly, Ms. Macpherson could terminate her employment agreement with us and within a short time engage in a competing business, which could materially adversely affect us. In addition, the leadership of Brendan Macpherson, our Chief Executive Officer, has been a critical element of Banjo & Matilda's success. Mr. Macpherson also has the right, under his employment agreement with us, to terminate his employment at any time upon 30 days written notice The loss of services of Mr. Macpherson and/or Ms. Macpherson or any negative public perception with respect to, or relating to, the loss of one or more of these individuals could have a material adverse effect on our business, financial condition and operating results.

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

Due to the highly competitive nature of the apparel industry, our success depends on our ability to meet consumer demands, respond to fashion trends, and provide superior quality. There is intense competition in the sector of the apparel industry in which Banjo & Matilda participates. Banjo & Matilda competes with many other apparel companies, some of which are larger and have greater financial resources, more comprehensive product lines; longer-standing relationships with suppliers, manufacturers, and retailers; greater distribution and marketing capabilities; and, stronger brand recognition and loyalty than Banjo & Matilda. Our competitors' greater capabilities in these areas may enable them to better differentiate their products from Banjo & Matilda, withstand periodic downturns in the apparel industry, compete more effectively on the basis of price and production and more quickly develop new products. Management of Banjo & Matilda believes in order to be successful in this industry we must be able to evaluate and respond to changing consumer demand and taste and to remain competitive in the areas of style and quality while operating within the significant domestic and foreign production and delivery constraints of the industry.

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

Fluctuations in exchange rates could adversely affect our business as well as result in foreign currency exchange losses in our U.S. dollar financials. The functional currency of Banjo & Matilda is Australian dollars. The accounts of Banjo & Matilda are maintained, and its financial statements are expressed, in Australian dollars. Such financial statements are translated into U.S. dollars with the Australian dollar as the functional currency. All assets and liabilities are translated at the exchange rate at the balance sheet date, stockholder's equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity. The value of the Australian dollar against the U.S. dollar and other currencies is affected by, among other things, changes in political and economic conditions and U.S. and Australian foreign exchange policies. Any material change in the exchange ratio between the Australian dollar and the U.S dollar may materially and adversely affect our reported amounts in U.S dollars of cash flows, revenues, earnings and financial position and the value of, and any dividends payable to, our shares of common stock in U.S. dollars.

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

We are required to make significant estimates and assumptions in the preparation of our financial statements and our estimates and assumptions may not be accurate. The preparation of our financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Critical estimates include, among other things, the collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially different from that reported in our financial statements.

Risks Related to Our Common Stock and Our Status as a Public Company

We may need to raise additional capital by sales of our common stock, which may adversely affect the market price of our common stock and your rights in us may be reduced. We will need to raise additional funds to expand our online sales, increase wholesale sales, expand our product lines and add retail stores. In order to satisfy our funding requirements, we may consider issuing additional debt or equity securities. If we issue equity or convertible debt securities to raise such additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lower our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

There is a limited public trading market for our common stock, which may have an unfavorable impact on our stock price and liquidity.Our common stock is not listed on any exchange; it is quoted on the OTCQB quotation service. We have not engaged a broker-dealer to make a market in our common stock. There has been a limited trading market for our common stock in the past and there can be no assurance that a trading market in our shares of common stock will develop and be sustained. The trading market for securities of companies quoted on the OTCQB or other quotation systems is substantially less liquid than the average trading market for companies listed on Nasdaq or a national securities exchange. The quotation of our shares on the OTCQB or other quotation system may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. Holders of our common stock should be willing to hold onto their shares for a long period of time.

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

The Registrant's board of directors designated a series of preferred stock without shareholder approval that has voting rights that adversely affect the voting power of holders of the Registrant's common stock and may have an adverse effect on its stock price. The Registrant's Certificate of Incorporation provides for the authorization of 100,000,000 shares of "blank check" preferred stock. Pursuant to our Articles of Incorporation, the Registrant's Board of Directors is authorized to issue such "blank check" preferred stock with rights that are superior to the rights of stockholders of the Registrant's common stock, including a conversion price then approved by our Board of Directors, which conversion price may be substantially lower than the market price of shares of the Registrant's common stock, without stockholder approval. In connection with the Registrant's employment agreement with its Chief Executive Officer, Brendan Macpherson, the Board of Directors authorized 1,000,000 shares of preferred stock with each share having 100 votes until Mr. Macpherson's employment agreement expires or terminates. The Registrant issued the 1,000,000 shares of preferred stock to Mr. Macpherson pursuant to his employment agreement and, upon the filing of a certificate of designation for such preferred shares and the subsequent issuance of such shares, Mr. Macpherson gained voting control of the Registrant, which has a negative effect on the voting power of the holders of the Registrant's common stock and may cause its stock price to decline.

Brendan Macpherson, our Chief Executive Officer, has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control. Brendan Macpherson, our Chief Executive Officer, owns significant portion of our outstanding shares of common stock, and 1,000,000 shares of super-voting preferred stock until his employment agreement expires or terminates, and consequently has effective control over our business, including matters requiring the approval of our stockholders, such as election of directors, approval of significant corporate transactions and the timing and distribution of dividends, if any, on our common stock. In addition, Mr. Macpherson controls our policies and operations, including, among other things, the appointment of management, future issuances of our common stock or other securities, the incurrence of debt by us, and the entering into of extraordinary transactions.

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

Our management is not familiar with the United States securities laws. Our management is generally unfamiliar with the requirements of the United States securities laws, our Chief Executive Officer and Chief Financial Officer, Brendan Macpherson, does not possess accounting expertise which could adversely impact our ability to comply with legal, regulatory, and financial reporting requirements under the U.S. securities laws. Our management may not be able to implement programs and policies in an effective and timely manner to adequately respond to such legal, regulatory and reporting requirements, including the establishment and maintenance of internal control over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Exchange Act, which are necessary to maintain public company status, and could result in investigations by the Securities and Exchange Commission, and other regulatory authorities that could be costly, divert management's attention and disrupt our business, If we were to fail to fulfill those obligations, our ability to operate as a public company would be in jeopardy, in which event you could lose your entire investment in our company. The company utilized a third party consultant to help with reporting in accordance with US GAAP and filing with SEC.

If a trading market in our common stock ever develops, the market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings. If a trading market in our common stock develops, the market price of our common stock could become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

-	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

-	changes in financial estimates by us or by any securities analysts who might cover our stock;

-	speculation about our business in the press or the investment community;

-	significant developments relating to our relationships with our wholesale customers or suppliers;

-	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

-	customer demand for our products or luxury goods in general;

-	investor perceptions of our industry in general and Banjo & Matilda in particular;

-	the operating and stock performance of comparable companies;

-	general economic conditions and trends;

-	changes in accounting standards, policies, guidance, interpretation or principles;

-	loss of external funding sources;

-	sales of our common stock, including sales by our directors, officers or significant stockholders; and

-	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management's attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

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

Our common stock is considered "a penny stock" and, as a result, it may be difficult to trade a significant number of shares of our common stock. The Securities and Exchange Commission ("SEC") has adopted regulations that generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Since our common stock has been eligible for quotation on the OTC markets (such as the bulletin board), the market price of our common stock has been less than $5.00 per share. We expect the market price for our common stock will remain less than $5.00 per share for the foreseeable future and, therefore, may be a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares. In addition, because our stock is quoted on the OTC markets, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

As a former shell company, holders of restricted shares of our common stock cannot rely on Rule 144 to resell their shares until the conditions of the rule are met. Prior to the consummation of the Exchange Agreement, we were considered a shell company. As a result, we are subject to the provisions of Rule 144(i) which limit reliance on Rule 144 by shareholders owning stock in a shell company (or a former shell company). Under current interpretations, unregistered shares issued after we first became a shell company cannot be resold under Rule 144 until the following conditions are met:

-	We cease to be a shell company;

-	We remain subject to the Exchange Act reporting obligations;

-	We file all required Exchange Act reports during the preceding 12 months; and

-	At least one year has elapsed from the time we filed our "Form 10 information" reflecting the fact that we ceased to be a shell company.

Consequently, until the first anniversary of the filing of our Current Report on Form 8-K, filed November 18, 2013, reflecting that we ceased to be a shell company, holders of restricted shares of our common stock cannot rely on Rule 144 to sell such shares, and may do so then only if we have then filed all required Exchange Act reports during the preceding 12 months.

Item 2. Properties

The company currently subleases offices in Santa Monica United States as its principle operational headquarters and executive offices, occupying 600 square feet. at a monthly rental of $1,500. Banjo & Matilda (Australia) Pty Ltd leases a 1,076 square foot retail store located at 76 William Street, Paddington, New South Wales, Australia. Banjo & Matilda leases these premises on a month to month basis. The monthly fixed rent for this space is approximately $4,433 per month. Management believes that the facilities are adequate for the Company's current needs and for the foreseeable future. In addition management believes the terms of the leases are consistent with market standards and were arrived at through arm's-length negotiation.

Item 3. Legal Proceedings

We are not a party to any pending litigation and to our knowledge, no such litigation is contemplated or threatened. To our knowledge, none of our directors, officers, 5% shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB under the symbol "BANJ" (prior to November 14, 2013 the stock was quoted under the symbol "ESRN"). The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter ("OTC") equity securities. An OTCQB equity security generally is an equity that is not listed or traded on Nasdaq or a national securities exchange. Because there has been no established trading market for our common stock, we have not presented any historical prices in this report.

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

Holders

As of June 15, 2015, there are approximately 125 holders of record of our common stock and a total of 39,508,146 shares of common stock outstanding, without giving effect to 20,214,970 shares which are to be issued and the cancellation of 1,400,000 shares which Belinda and Brendan Macpherson have agreed to return to the Company.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Penny Stock Regulations

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The Registrant's common stock is a "penny stock" and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

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

There can be no assurance that the Registrant's common stock will qualify for exemption from the Penny Stock Rule. Even if the Registrant's common stock were exempt from the Penny Stock Rule, the Registrant would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Rule 144

Prior to completion of the closing under the Exchange Agreement, the Registrant was considered a shell company. As a result, the Registrant is subject to the provisions of Rule 144(i) which limit reliance on Rule 144 by shareholders owning stock in a shell company (or a former shell company). Under current interpretations, unregistered shares issued after the Registrant first became a shell company cannot be resold under Rule 144 until the following conditions were met:

-	The registrant ceases to be a shell company;

-	The Registrant remains subject to the Exchange Act reporting obligations;

-	The Registrant files all required Exchange Act reports during the preceding 12 months; and

-	At least one year has elapsed from the time the Registrant files "Form 10 information" reflecting the fact that the Registrant ceased to be a shell company.

Consequently, until the first anniversary of the filing of the Registrant's Current Report on Form 8-K, filed November 18, 2013, holders of the Registrant's common stock cannot rely on Rule 144 to sell restricted shares of common stock,and may do so then only if we have then filed all required Exchange Act reports during the preceding 12 months.

Securities Authorized for Issuance under Equity Compensation Plans

The Registrant does not have any equity compensation plans and accordingly there are no shares authorized for issuance under an equity compensation plan.

Issuer Purchases of Our Equity Securities

No repurchases of our common stock were made by our company or its affiliates during the fourth quarter of our fiscal year ended June 30, 2015. There have been no recent sales of unregistered securities by us which have not already been reported in an 8-K or 10-Q.

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

Financial Results

The following discussion of the results of operations constitutes management's review of the factors that affected the financial and operating performance for the fiscal years ended June 30, 2015 and June 30, 2014. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

The accounts of Banjo & Matilda during the years ended June 30, 2014 and 2015, were maintained, and its consolidated financial statements were expressed, in Australian dollars. Such financial statements were translated into United States Dollars with the Australian Dollar as the functional currency to prepare the consolidated financial statements included in this Report. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder's equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity.

Executive summary

For the financial year ended June 30, 2015, we grew total revenue by 22% to $2,756,459 from $2,264,264 in 2014 (or 31% on a constant currency exchange rate basis) while relocating our head office to Los Angeles in conjunction with a listing on the OTCQB in the United States. Importantly, we increased our e-commerce sales by 42% from $611,532 to $867,153 year over year, and re-positioned our company to take full advantage of our e-commerce channel.

Expansion of our wholesale business in the US and Northern Hemisphere markets increased our brand awareness and customer discovery. Once customers discovered the brand and product, a portion of these new customers converted to e-commerce purchasers, where it is more convenient for them to purchase online and there is a greater selection of product available.

As a result of our wholesale expansion and general wholesale/retail market conditions, we invested more than we had budgeted and incurred greater than forecast losses as a result. This resulted from a combination of lower wholesale margins driven by retail market conditions, significantly increased overheads to support wholesale growth, and a one-time write down of sample inventory produced to build a pipeline of product to expand our sales representation in the outlets that carried products.

In January 2016, we withdrew from the wholesale sales channel to exclusively focus on our e-commerce channel. Even though we incurred losses in wholesale, we considered this an investment in building a core US e-commerce customer base which now represents approximately 30% of online sales. Further reinforcing our decision to withdraw from wholesale, we recorded our first monthly profit in March 2016 being our first full month with no wholesale related overheads.

Although we have made the decision to forego unprofitable revenue in the short term in wholesale, the wholesale business we built to date has been instrumental in positioning us to become a successful e-commerce business & brand in the USA by getting our brand exposed to key retailers, customers and the press. If appropriate in the future, we may re-enter the wholesale business, but it is unlikely.

We have experienced strong growth in core e-commerce KPI's including web site traffic, average transaction value, and growth in email and social media subscriber bases. We have growing brand awareness and a high value customer base, $1MM or more in run rate revenue, a pipeline of developed product, and 7 years of experience in product development, sourcing, e-commerce, and operations. We have also demonstrated the ability to achieve a strong ROI on our digital marketing investment, which means we can efficiently deploy future capital injected to maximize e-commerce sales and build firm value.

As a result, we now have a disruptive e-commerce business model which has the potential to be significantly more valuable than a traditional apparel business.

Valuations for these new e-commerce models vary widely but can command firm valuations of 4 to 5 times annual revenue or more.

2015 Financial Highlights

•	Revenue increased 31% to $2,735,367 on a constant currency basis as a result of increased e-commerce and wholesale sales.

•	Gross Margins declined 5% points to 35% primarily due to thinner margins in our wholesale business required to support our retail price point strategy

•

Operating Expenses before corporate and public company, depreciation and amortization, finance, and one-time expenses increased 37% to $1,568,996 mainly as a result of increased staffing and related expenses to the wholesale business, and one off costs due to re-locating the operations to Los Angeles.

•	Operating Loss before corporate and public company, finance, depreciation and amortization, and one-time expenses and was $608,971.

•	Corporate & Public company expenses: Excluding one-time expenses, corporate & public company expenses reduced 27% to $187,702.

14

•

One-time Expenses: A one-time write down of sales and design samples of $488,324 was expensed under operating expenses. A one-time provision for doubtful debts of $197,341 was expensed under corporate & public company expenses.

•	Net Loss inclusive of all operations was $1,961,036.

Revenue

FY2015 Revenue increased 31% to $2,735,367 compared to FY2014 on a constant currency basis. In January 2015 we relocated our operations from Sydney Australia to Los Angeles to enable us to be closer to, and capture a higher share of the lucrative US market. We expanded our team managing wholesale from 1.5 people to 4. Implemented a wholesale ERP system, set up a local US 3PL distribution center to support wholesale distribution.

E-commerce

Online sales increased 42% to $867,153 on a constant currency basis despite the focus of building and supporting the wholesale business. This focus on wholesale limited growth in our online business during the period. Meaningfully higher growth rates and revenue could have been achieved.

Retail (Paddington Australia)

Store sales increased 19% to $281,578. We maintain our store in Paddington Australia because of the higher margin retail sales and we continue to use the resources to manage Australian customer support for online sales, and where possible local shipping & returns to/from Australian based customers.

Wholesale

Wholesale sales increased 35% on a constant currency basis.

In line with our strategy to build wholesale distribution and brand awareness to help promote our e-commerce channel, we continued our focus on expanding our wholesale customer base through the period prior to exiting the business in January 2016.

Since January 1 2016, international sales have increased to 32% of total e-commerce.

The proven penetration of sales into the US and Northern Hemisphere markets (representing 80% of wholesale revenue in FY2015, demonstrates the growth opportunity to expand e-commerce sales into Northern Hemisphere markets in the same proportion or more.

Gross Margins

During the FY2015 period Gross Margins decreased 5% points from 40% to 35% primarily as a result of thinner margins in our wholesale business. Best practice Gross Margins for larger apparel brands are in excess of 50% - most typically 55% -58%. A main driver of lower margins is the price points required to deliver the brands proposition of luxury products and non-luxury prices. Due to these retail price point targets, wholesale margins are heavily impacted. This also creates upward pressure on retail price points which erodes the brand proposition. With the withdrawal from the wholesale business channel this will improve margins significantly, and remove upward pressure on price points which will provide greater flexibility to deliver the brand proposition. In addition we have identified other opportunities to improve margins:

•

We continued to maintain our Australian retail price points at the same nominal value as our USD international price points through the period. With the reduction in AUD vs USD currency, the gross margin on product sold into Australia declined significantly. In January 2016 we adjusted our Australian RRP price points to be 25% higher in nominal terms to our USD RRP's which should increase gross margins by approximately 50%.

•

Reduced number of styles required for our wholesale business means we can do larger and more regular runs of a smaller number of styles per factory. This is will improve manufacturing efficiency and lowers costs without our factories reducing their margins or quality.

•	Planned expansion of product lines with naturally higher gross margins will increase overall average margins when these are released.

Expenses

During the FY2015 period total operating expenses increased from 92% from $1,375,475 to $2,636,568 which includes one-time expenses, finance costs, public company, depreciation and amortization: The key reasons for this increase was:

•	One-time write down of samples inventory of $488,324. We have now adopted a policy of expensing all sampling costs even though a significant portion of these samples will be sold at a later date.

•	One-time provision for doubtful debts of $197,341.

•	Financing and Finance costs increased 79% to $472,860 primarily as a result associated with our use of trade financing to support our wholesale business.

•

An abnormal expense related to relocating to the USA from Australia. Additional expenses were incurred re-locating some key staff and establishing operations in the US. Further, while the revenue opportunity is much greater being based in the North American market, general costs are higher in the US market increasing overall overheads.

Liquidity and Capital Resources

We are highly leveraged and will continue to borrow to acquire inventory and fund sales. Our ability to expand our sales is limited by the amount we can borrow to acquire supplies and contract for the manufacture of our products. The Company has been able to obtain the funds necessary to increase its sales each year through both capital contributions and loans from its principal shareholders and third parties. The Company anticipates that it will continue to be able to access funds to grow its business. There can be no assurance, however, that the terms on which such funds will be made available will be favorable to the Company or its shareholders. The sale of any equity securities or instruments convertible into equity of the Company will dilute the interests of its current shareholders. The rates at which we can acquire funds will directly impact our ability to operate profitably and generate positive cash flow. In addition to relying upon debt, we will seek to raise equity to support our efforts to grow. The current ratio of the company is 0.63. There is no assurance that debt or equity financing will be available to us on acceptable terms, if at all, and, in all events, the sale of equity or instruments convertible into equity will dilute the interests of our current shareholders.

During the twelve months ended June 30, 2015, we used approximately $1,125,867 of net cash in our operating activities. This reflects our net loss from continuing operations of $2,004,722 and the source of cash which reflects the decrease in our trade receivables and inventory which decreased by $12,015 and $438,185, respectively, from June 30, 2014 to June 30, 2015.

During the twelve months ended June 30, 2014, we used approximately $868,660 of net cash in our operating activities. This reflects our net loss from continuing operations of $626,742 and the use of cash to increase our trade receivables and inventory which grew by $314,016 and $282,868, respectively, from June 30, 2013 to June 30, 2014.

Cash (Used) in Investing Activities

During the twelve months ended June 30, 2015, net cash used in investing activities of $3,600 primarily reflects purchases of fixed assets for $3,600.

During the twelve months ended June 30, 2014, net cash used in investing activities of $32,578 reflects the purchase of intangible assets of $24,220 and the purchase of fixed assets of $8,358.

Cash Provided by Financing Activities

During the twelve months ended June 30, 2015, net cash provided by financing activities of $1,458,768 primarily reflects proceeds from issuance of common stock for $369,600, net proceeds from loans of $529,485 and an increase in trade financing of $512,016.

During the twelve months ended June 30, 2014, net cash provided by financing activities of $923,501 primarily proceeds from the issuance of stock of $290,000, net proceeds of loans of $639,133 and an increase in trade financing of $166,350.

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

Off Balance Sheet Items

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Critical Accounting Policies

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period covered by the financial statements. Actual results could differ from estimates. Significant estimates include collectability of accounts receivable, valuation of inventory, sales return and recoverability of long-term assets.

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

Exchange Gain (Loss)

To date, the Company's transactions were denominated in foreign currency and were recorded in Australian dollars (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the Company were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder's equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dismissal of Lichter, Yu & Associates, Inc. as Principal Accountant

On August 10, 2015, we advised Lichter, Yu & Associates, Inc. ("LY"), engaged on January 14, 2014, that it had been dismissed as our independent registered public accounting firm. The dismissal of LY was approved by our Board of Directors.

LY audited our consolidated financial statements as at and for the years ended June 30, 2014 and 2013, and their report thereon did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

Engagement of Farber Hass Hurley LLP as Principal Accountant

On August 10, 2015, we engaged Farber Hass Hurley LLP ("FHH") as our registered independent public accountants for the fiscal year ended June 30, 2015. The decision to engage FHH was approved by our Board of Directors.

In connection with this change of registered independent public accountants, there were no disagreements between the Registrant and our former accountants, Lichter Yu & Associates LLP, of the type described in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or any reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

On November 14, 2013, we acquired Banjo & Matilda, a closely-held privately owned Australian company whose operations were conducted in Australia, in a transaction treated as a reverse acquisition. At such time we adopted the system of disclosure controls and procedures of Banjo & Matilda as ours.

At June 30, 2015, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Brendan Macpherson our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2014, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

Management's Annual Report on Internal Control over Financial Reporting

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

Our management has conducted an evaluation, under the supervision and with the participation of Brendan Macpherson our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of June 30, 2015. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Brendan Macpherson concluded that our internal controls over financial reporting are not effective due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our material weaknesses relate to the following:

•

Lack of a full-time Chief Financial Officer. We do not have a dedicated full-time Chief Financial Officer in charge of our financial reporting. Financial reporting is performed by our Chief Executive Officer and Chief Financial Officer, Brendan Macpherson. Mr. Macpherson does not possess accounting expertise.

•	Lack of formal review process. We do not possess a formal, multi-level process with respect to our financial reporting.

•	Ineffective oversight. We do not have an audit committee comprised of independent directors to oversee our financial reporting and internal control over financial reporting.

These weaknesses are due to the Company's historical lack of working capital to hire a full-time, dedicated Chief Financial Officer. The Company plans to hire a full-time Chief Financial Officer by June 30, 2017. Further, the Company intends to appoint additional Directors and form an audit committee comprised of independent directors.

This Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management's report by our registered public accounting firm in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Concurrent with the consummation of the Exchange Agreement, the Board appointed Brendan Macpherson and Belinda Storelli Macpherson, the co-founders of Banjo & Matilda, to serve on the Board of Directors of the Registrant. In addition to serving on the Board of Directors, Brendan Macpherson has been elected as Chief Executive Officer, and Secretary of the Registrant and Belinda Storelli Macpherson has been elected Chief Creative Officer of the Registrant.

The following sets forth information about our directors and executive officers:

Name	Age	Position
Brendan Macpherson	45	Chief Executive Officer, Chief Financial Officer, Secretary and Director

Belinda Storelli Macpherson	41	Chief Creative Officer and Director

Brendan Patrick Gow Macpherson is a co-founder of Banjo & Matilda. Mr. Macpherson has served as Chief Executive Officer of Banjo & Matilda since January 2013 and he was the Executive Director from May 2009 to October 2009. From April 2009 until June 2013, he was the Chief Marketing Officer for Pie Face Pty Ltd. which operates bakery and café stores in Australia. From June 2002 until January 2009, he was Chief Executive Officer of Brightstars Education, the largest educator of children's performing arts in Australia. He also served on the Board of Directors and CEO of Artist & Entertainment Group Limited, an ASX (Australia) listed company. Mr Macpherson has a history of successful startups, growth and exits of businesses in media, technology, education and retail.

Belinda Storelli Macpherson is a co-founder of Banjo & Matilda. Ms. Macpherson has been the managing director of Banjo & Matilda since May 2009 and she began Banjo & Matilda in May 2008. Prior to founding Banjo & Matilda, Ms. Macpherson had an extensive career in publicity, fashion publishing and marketing. Prior company's where Belinda worked include Grazia, Harpers Bazaar and Maddison fashion magazines, major film studios including Warner Brothers, Universal Studios and Columbia Tri-Star Pictures; and, the Australian tourism industry marketing body Tourism Australia. Belinda also founded her own publicity firm "Global Artist" which she successfully sold to a larger group in 2002.

There are no family relationships among our directors or executive officers, except that Mr. Macpherson is the husband of Ms. Macpherson.

Each of our Directors is elected annually and serves until his successor is duly elected and qualified or until his earlier death, resignation or removal. Our officers are elected annually and serve at the discretion of our Board of Directors.

Director Independence

We are not currently a "listed company" under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We currently do not have any independent directors as the term "independent" is defined by the rules of the Nasdaq Stock Market.

Board Committees

Audit Committee

We do not have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter was filed as Exhibit 99.2 to the Registrant's annual report on Form 10-K filed on February 15, 2011.

Our board of directors has determined that we do not have an audit committee financial expert serving on our board.

The Company has not appointed additional directors as it seeks to secure investment in the business and secure a suitable candidate to fulfill this role on the board. It plans to fulfill this role before the end of the fiscal 2015 year. The company also intends to appoint a full time CFO during the fiscal 2015 year who will also chair the audit committee.

Disclosure Committee

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter was filed as Exhibit 99.3 to the Registrant's annual report on Form 10-K filed on February 15, 2011.

Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Registrant's board.

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

Code of Ethics

TheRegistranthasadopteda corporate code of ethics. The Registrant believes its code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to our Form 10-K filed with the Securities and Exchange Commission on February 15, 2011.

Item 11. Executive Compensation.

The Registrant did not pay and cash or other compensation to its executive officers for the years ended June 30, 2014 and June 30, 2015.

The following summary compensation table set forth information concerning the annual and long-term compensation for services in all capacities to Banjo & Matilda for the fiscal years ended June 30, 2015 and June 30, 2014 of those persons who were, at June 30, 2015, (i) the chief executive officer, (ii) the chief financial officer, (iii) managing director and (ii) the other most highly compensated executive officers of Banjo & Matilda, whose total compensation was in excess of $100,000 (the "named executive officers"):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Brendan Macpherson	2015	$147,393	$0	$0	$0	$0	$0	$0	$147,393
Chief Executive Officer	2014	$105,300	$0	$0	$0	$0	$0	$0	$105,300

Belinda Storelli Macpherson, Chief	2015	$109,180	$0	$0	$0	$0	$0	$0	$109,180
Creative Officer	2014	$78,000	$0	$0	$0	$0	$0	$0	$78,000

Compensation of Directors

The Registrant did not pay and cash or other compensation to its directors for the years ended June 30, 2015 and June 30, 2014.

Outstanding Equity Awards at Fiscal Year End

For the year ended June 30, 2015, no director or executive officer has received compensation from the Registrant pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Executive Compensation Policies as They Relate to Risk Management

Banjo & Matilda has only recently become part of a public company. Its payment policies in respect of nearly all of its employees are still indicative of those associated with a private company in Australia. The Compensation Committee and Management have considered whether our compensation policies might encourage inappropriate risk taking by the Company's executive officers and other employees. The Compensation Committee has determined that the current compensation structure aligns the interests of the executive officers with those of the Company without providing rewards for excessive risk taking by awarding a mix of fixed and performance based or discretionary bonuses with the performance based compensation focused on profits as opposed to revenue growth.

Option Exercises and Fiscal Year-End Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2015, or held any outstanding stock options as of June 30, 2015.

Incentive Plan

The Registrant does not have any equity compensation plans.

Employment Agreements

Brendan Macpherson Employment Agreement

Under his employment agreement, Mr. Macpherson is engaged as the Chief Executive Officer of the Registrant with a base salary of $125,000. His base salary will be increased by at least six percent (6%) each January 1 during the term of the employment agreement, commencing on January 1, 2014. The agreement provided that Mr. Macpherson would receive a signing bonus of 1,000,000 restricted shares of common stock of the Registrant and will also receive 1,000,000 shares of preferred stock of the Registrant. Although Mr. Macpherson has received the preferred stock, he and the Company have elected to eliminate the common stock award. During the term of his employment agreement, the preferred stock issued to Mr. Macpherson has super voting rights of 100 votes for every share of preferred stock he owns. Upon the expiration or termination of his employment agreement, all of the preferred shares issued to Mr. Macpherson will automatically be cancelled and returned to authorized but unissued preferred stock.

Mr. Macpherson will also receive health and life insurance pursuant to his employment agreement.

In the event that Mr. Macpherson and the Registrant determine not to pay Mr. Macpherson's base salary in cash, his unpaid salary will accrue interest at the rate of 12% per annum (which interest shall be paid in cash). Mr. Macpherson has the option to convert his unpaid salary into shares of the Registrant's common stock. The conversion price will equal 50% of the Registrant's average closing bid price for the thirty-day period prior to the Registrant's receipt of a conversion notice from Mr. Macpherson.

Mr. Macpherson may terminate his employment agreement upon thirty days' written notice (or such shorter period if agreed to by the Registrant). The Registrant may terminate the employment agreement with Mr. Macpherson with or without cause upon 180 days prior notice. Upon any termination of the employment agreement by the Registrant, Mr. Macpherson is entitled to receive as severance fifty percent (50%) of the total salary compensation he would have been entitled to receive for the reminder of the term of the employment agreement.

Upon any termination (with or without cause) or expiration of the employment agreement, the Registrant must provide Mr. Macpherson, at the Registrant's expense, life, disability and family health insurance for a period of thirty-six months. In the event of Mr. Macpherson's death during the term of his employment agreement, the Registrant will pay to Mr. Macpherson's designee the greater of (x) $225,000 and (y) fifty percent (50%) of the total salary compensation he would have been entitled to receive for the reminder of the term of the employment agreement. In addition, the Registrant must also continue to pay for medical and health insurance for Mr. Macpherson's family for three years (which payments are in addition to the payments for family health insurance described in the preceding paragraph).

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

Ms. Macpherson will also receive health and life insurance pursuant to her employment agreement. In the event that Ms. Macpherson and the Registrant determine not to pay Ms. Macpherson's base salary in cash, her unpaid salary will accrue interest at the rate of 12% per annum (which interest shall be paid in cash). Ms. Macpherson has the option to convert her unpaid salary into shares of the Registrant's common stock. The conversion price will equal 50% of the Registrant's average closing bid price for the thirty-day period prior to the Registrant's receipt of a conversion notice from Ms. Macpherson.

Ms. Macpherson may terminate her employment agreement upon thirty days' written notice (or such shorter period if agreed to by the Registrant). The Registrant may terminate the employment agreement with Ms. Macpherson with or without cause upon 180 days prior notice. Upon any termination of the employment agreement by the Registrant, Ms. Macpherson is entitled to receive as severance fifty percent (50%) of the total salary compensation she would have been entitled to receive for the reminder of the term of the employment agreement.

Upon any termination (with or without cause) or expiration of the employment agreement, the Registrant must provide Ms. Macpherson, at the Registrant's expense, life, disability and family health insurance for a period of thirty-six months.

Upon any termination (with or without cause) or expiration of the employment agreement, the Registrant must provide Ms. Macpherson, at the Registrant's expense, life, disability and family health insurance for a period of thirty-six months.

In the event of Ms. Macpherson's death during the term of her employment agreement, the Registrant will pay to Ms. Macpherson's designee the greater of (x) $200,000 and (y) fifty percent (50%) of the total salary compensation she would have been entitled to receive for the reminder of the term of the employment agreement. In addition, the Registrant must also continue to pay for medical and health insurance for Ms. Macpherson's family for three years (which payments are in addition to the payments for insurance described in the preceding paragraph).

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

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Banjo & Matilda, Inc., 1221 2nd St, Santa Monica, CA, 90401 USA., Australia. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws, where applicable.

As of July 1, 2016, there was a total of 39,508,146 shares of common stock outstanding, without giving effect to 20,214,970 shares which are to be issued and the cancellation of 1,400,000 shares which Belinda and Brendan Macpherson have agreed to return to the Company.

Name and Address	Shares Owned		Percent of Class
Brendan Macpherson Belinda Storelli Macpherson (Jibon Trust)	18,551,916	(1),(2)	31.8%

Raymond Key 396 Ladies Mile Lane Lake Hayes, Queenstown New Zealand 9304	19,095,639	(3)	32.7%

All Directors & Officers as a Group (2 persons)	18,551,916	(1)(2)	31.8%

_______________

(1) Shares are held by Jibon Trust of which Brendan Macpherson is the trustee. Does not include: (1) 1,000,000 shares of common stock representing a signing bonus, Mr.Macpherson has agreed to return to the Company; or (2) 1,000,000 shares of super-voting preferred stock issued to Mr. Macpherson under his employment agreement.

(2) Consists of shares held by Jibon Trust of which Brendan Macpherson, Ms. Macpherson's husband, is the trustee. Does not include 400,000 shares of common stock representing a signing bonus, whichMs.Macpherson has agreed to return to the Company.

(3) Gives no effect to shares issuable upon conversion of Convertible Note acquired by Mr. Kay in January 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

On November 3, 2013, Raymond Key, who owns 18.5% of the Registrant's common stock, made an unsecured loan of AU$100,000 to Banjo & Matilda which bore interest at the rate of 15% per annum (or 0.041% per day). The loan was due on or before December 4, 2013 was guaranteed by Brendan Macpherson, the Chief Executive Officer of Banjo & Matilda. On January 12, 2014, the Company issued to Raymond Key its Secured Convertible Note in the principal amount of $250,000 (the "Convertible Note") in consideration of the rollover of the November 13, 2013, Note and an additional $150,000. The Convertible Note bears interest at the rate of 9% per annum and is due on the first anniversary of the date of issuance, January 12, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of thirty cents ($0.30) per share, provided that if the Volume Weighted Average Price (VWAP) for the 30 days immediately preceding the receipt of a conversion notice is less than sixty cents ($.60) per share, the conversion price shall be reduced to twenty cents ($.20) per share.

The Company's obligation under the Convertible Note is secured by a lien on substantially all of its assets, including its inventory, receivables, trademarks and trade names. Further, the Company may not enter into any loan to be repaid prior to the due date of the Convertible Note or having a priority senior to the Convertible Note.

The Company has liabilities payable in the amount of $221,792 and $123,082 to its shareholders and officers as of March 31, 2015 and June 30, 2014, respectively. The note bears interest at the rate of 3% per annum and is due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of the Company at a pre-determined rate. The Company has granted its lenders a security interest in its intellectual property.

Insider Transactions Policies and Procedures

The Registrant has an insider transaction policy which is filed as Exhibit 14.3 to the Current Report on Form 8-K filed on April 2, 2012.

Director Independence

We are not currently a "listed company" under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We currently do not have any independent directors as the term "independent" is defined by the rules of the Nasdaq Stock Market.

Board Committees

Audit Committee

We do not have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter was filed as Exhibit 99.2 to the Registrant's annual report on Form 10-K filed on February 15, 2011.

Disclosure Committee

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter was filed as Exhibit 99.3 to the Registrant's annual report on Form 10-K filed on February 15, 2011.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Lichter Yu and Associates for professional services rendered for the fiscal years ended June 30, 2015 and 2014:

	Fiscal Year Ended
	June 30, 2015	June 30, 2014
Audit Fees	$22,000	$25,200
Audit Related Fees	-	18,000
Tax Fees	-	-
All Other Fees	-	3,800
	$22,000	$46,800

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

(a) The following documents are filed as part of this report:

(1)	Financial Statements

The audited consolidated balance sheet of the Company and its subsidiaries as of June 30, 2014 and June 30, 2013, the related condensed statements of operations, changes in stockholders' equity and cash flows for the years then ended, the footnotes thereto, and the report of Lichter, Yu and Associates, independent auditors, are filed herewith.

(2)	Financial Statement Schedules: None

(3)	Exhibits:

Exhibit Number	Description

3.1	Banjo & Matilda Pty Ltd Certificate of Registration (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 18, 2013).

3.2	Articles of Merger (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on November 18, 2013).

3.3	Banjo &Matilda (USA) Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 18, 2013).

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

10.4

Loan Facility Agreement made as of July 1, 2013 by and between Harboursafe Holdings and Banjo & Matilda Pty Ltd (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on November 18, 2013).

10.5

Loan Facility Agreement, dated November 3, 2013, by and between Raymond Key and Banjo & Matilda Pty Ltd (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on November 18, 2013).

28

10.6

Employment Agreement, dated November 15, 2013, by and between the Registrant and Brendan Macpherson (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on November 18, 2013).

10.7

Employment Agreement, dated November 15, 2013, by and between the Registrant and Belinda Storelli Macpherson (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on November 18, 2013).

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

10.13	Trade Facility with Sallyport Commercial Finance dated August 14, 2014 (to be filed by Amendment)

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed on November 18, 2013).

31.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

99.1	Audited Financial Statements of Banjo & Matilda Pty Ltd. for the years ended June 30, 2014 and June 30, 2013

99.2	Unaudited Pro Forma Financial Information

There are other filings post the above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANJO & MATILDA, INC.

Dated: August 24, 2016	By:	/s/ Brendan Macpherson
Brendan Macpherson
President, Chief Executive Officer
(principal executive officer)
and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on August 24, 2016.

Signature	Title

/s/ Brendan Macpherson	President, Chief Executive Officer, a Director
Brendan Macpherson	(Principal Executive Officer)
and Chief Financial Officer (Principal Financial and
Accounting Officer)

/s/ Belinda Storelli Macpherson	Chief Creative Officer and a Director
Belinda Macpherson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SOURCE FINANCIAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Banjo & Matilda, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Banjo & Matilda, Inc. and Subsidiaries as of June 30, 2015 and the related consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows for the year ended June 30, 2015. Banjo & Matilda, Inc. and Subsidiaries' management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banjo & Matilda, Inc. and Subsidiaries as of June 30, 2015, and the consolidated results of its operations and its cash flows for the year ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Farber Hass Hurley LLP

Chatsworth, California
August 24, 2016

Lichter, Yu and Associates, Inc.

Certified Public Accountants

16133 Ventura Blvd., suite 450

Encino, California 91436

Tel (818)789-0265 Fax (818) 789-3949

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Banjo & Matilda, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Banjo & Matilda, Inc. and Subsidiaries (the "Company") as of June 30, 2014, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for the year ended June 30, 2014. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2014, and the consolidated results of its operations and its cash flows for the year ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lichter, Yu & Associates

Encino, California
October 10, 2014

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	June 30, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$362,668	$33,367
Trade receivables, net	180,289	333,174
Inventory, net	174,792	630,235
Deposit on purchases	357,804	-
Other assets	5,550	8,212
TOTAL CURRENT ASSETS	1,081,103	1,004,988

NON-CURRENT ASSETS
Intangible assets, net	45,011	62,637
Deferred financing costs, net	47,107	-
Other receivable	66,952	128,228
Property, plant and equipment, net	12,139	10,225
TOTAL NON-CURRENT ASSETS	171,208	201,090

TOTAL ASSETS	$1,252,311	$1,206,078

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables	$633,394	$360,737
Deposit payable	1,159	2,547
Trade financing	779,653	267,637
Accrued interest	69,824	13,035
Loans payable	229,288	643,440
TOTAL CURRENT LIABILITIES	1,713,317	1,287,396

NON-CURRENT LIABILITIES
Notes payable (Net of Related Discount) (net of current portion)	563,357	-
Loan from related parties	217,855	123,082
TOTAL NON-CURRENT LIABILITIES	781,212	123,082

TOTAL LIABILITIES	2,494,529	1,410,478

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and 1,000,000 and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and 58,323,116 and 27,886,484 shares issued and outstanding, respectively	583	279
Additional paid in capital	1,759,187	836,273
Other accumulated comprehensive gain	100,007	56,321
Accumulated deficit	(3,102,005)	(1,097,283)
TOTAL STOCKHOLDERS' DEFICIT	(1,242,219)	(204,400)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,252,311	$1,206,078

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	June 30, 2015	June 30, 2014

Revenue	$2,756,459	$2,264,264
Cost of sales	1,796,433	1,364,370
Gross profit	960,026	899,894

Payroll and employee related expenses	850,879	526,376
Operating expense	267,537	107,136
Marketing expense	377,496	294,204
Samples & design expense	488,324	10,598
Occupancy expenses	73,085	54,375
Depreciation and amortization expense	7,166	13,014
Finance charges	187,038	113,204
Corporate and public company expense	385,044	256,568
	2,636,568	1,375,475
(Loss) income from operations	(1,676,543)	(475,581)

Other Income (Expense)
Amortization of debt discount	(42,358)
Interest expense	(285,821)	(151,161)
Total other expense	(328,179)	(151,161)

(Loss) income before income tax	(2,004,722)	(626,742)

Provision for income taxes	-	-

Net (loss) income	(2,004,722)	(626,742)

Net (loss) income per share from net (loss) income
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)

Weighted average number of shares outstanding:
Basic	40,510,007	24,347,002
Diluted	40,510,007	24,347,002

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	2015	2014

Net Loss	$(2,004,722)	$(626,742)
Other comprehensive income:
Foreign currency translation adjustment	43,686	5,215
Total other comprehensive income	43,686	5,215
Comprehensive Loss	$(1,961,036)	$(621,527)

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	Common Stock		Preferred Stock		Additional Paid in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit

Balance June 30, 2012	18,505,539	$185	-	$-	$246,396	$4,231	$(492,293)	$(241,481)

Net income for the year ended June 30, 2013	-	-	-	-	-	46,875	21,752	68,627

Balance June 30, 2013	18,505,539	185	-	-	246,396	51,106	(470,541)	(172,854)
						.
Issuance of share capital at merger	7,930,945	79	-	-	(79)	-	-	-
					-
Share issued	1,450,000	15	-	-	289,985	-	-	290,000

Conversion of debt to equity	-	-	-	-	299,981	-	-	299,981

Issuance of preferred shares	-	-	1,000,000	10	(10)	-	-	-

Net (loss) income for the year ended June 30, 2014	-	-	-	-	-	5,215	(626,742)	(621,527)

Balance June 30, 2014	27,886,484	$279	1,000,000	$10	$836,273	$56,321	$(1,097,283)	$(204,400)

Adjustments to share issuances	(375,000)	$(4)			$(94,996)			(95,000)

Issuance of share capital at merger	5,833,332	$58			$(58)			-

Share issued	21,095,170	$211			$464,388			464,599

Debt discount					$380,280			380,280

Conversion of debt to equity	3,390,537	$34			$97,766			97,800

Shares issued in exchange for services	492,593	$5			$75,533			75,538

Net (loss) income for the year ended June 30, 2015						43,686	(2,004,722)	(1,961,036)

Balance June 30, 2015	58,323,116	$583	1,000,000	$10	$1,759,187	$100,007	$(3,102,005)	$(1,242,218)

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	June 30, 2015	June 30, 2014

Net (loss) income	$(2,004,722)	$(626,742)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	522	5,875
Amortization	6,644	7,139
Effect of exchange rate changes on cash and cash equivalents	43,686	(3,138)
Accounts receivable allowance	140,870	-
Inventory reserve	17,258	-
Shares issued in exchange for services	75,538	-
Debt discount amortization	42,358	-
(Increase) / decrease in assets:
Trade receivables	12,015	(314,016)
Inventory	438,185	(282,868)
Deposit on Purchases	(357,804)
Other assets	2,662	70,890
Other receivable	61,276	18,419
Increase/ (decrease) in current liabilities:
Trade payables and other liabilities	272,657	(46,256)
Accrued interest	56,789	(426)
Deposits payable	(1,388)	2,482
Net cash used in operating activities	(1,193,455)	(1,168,641)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(24,220)
Purchase of property and equipment	(3,600)	(8,358)
Net cash used in investing activities	(3,600)	(32,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	369,599	290,000
Payment related party loan	94,773	(171,982)
Net loan proceeds	597,074	939,114
Deferred Financing Costs	(47,107)
Net trade financing	512,016	166,350
Net cash provided by financing activities	1,526,356	1,223,482

Net increase in cash and cash equivalents	329,301	22,263

Cash and cash equivalents at the beginning of the period	33,367	11,104

Cash and cash equivalents at the end of the period	$362,668	$33,367

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$156,303	$97,856
Conversion of debt to equity	$97,800	$299,981

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

All currencies represented in the notes to the financial statements are in United States Dollars (USD) unless specified as AUD (Australian Dollars).

Banjo and Matilda, Inc. was incorporated in Nevada on December 18, 2009 under the name Eastern World Group, Inc. On September 24, 2013, its name was changed to Banjo & Matilda, Inc.

On November 14, 2013, Banjo & Matilda, Inc., entered into a Share Exchange Agreement (the "Exchange Agreement") with Banjo & Matilda, Pty Ltd., a corporation formed under the laws of Australia (the "Company") and the shareholders of the Company. Pursuant to the Exchange Agreement, at the closing of the transaction contemplated thereunder (the "Transaction"), the Company became a wholly-owned subsidiary of Banjo & Matilda, Inc.

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

Banjo & Matilda USA, Inc. was incorporated in the State of Delaware on October 14, 2013 and is owned 100% by Banjo & Matilda, Inc.

The ultra-soft cashmere staples, pairing simplicity with cool sophistication has rapidly gained loyal customers worldwide positioning the label as the 'go-to' for contemporary cashmere products.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements were prepared in conformity with generally accepted accounting principles in the United States of America ("US GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of Banjo & Matilda, Inc. ("Banjo" or "the Company") and its wholly owned subsidiaries Banjo & Matilda Pty Ltd. and Banjo & Matilda USA, Inc., collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Exchange Gain (Loss)

During the years ended June 30, 2015 and 2014, the transactions of the Company were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the Company were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder's equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity. There were no significant fluctuations in the exchange rate for the conversion of AUD to USD after the balance sheet date.

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

Reportable Segment

The Company has one reportable segment. The Company's activities are interrelated and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

Liquidity Matters

Based upon its current projection of revenue, management believes that its current cash position and available financing provide sufficient resources and operating flexibility through at least the next twelve months. However, there can be no assurance that projected revenue growth and improvement in operating results will occur or that the Company will successfully implement its plans. In the event cash flow from operations is not sufficient, additional sources of financing witl be required in order to maintain the Company's current operations. Whereas management believes it will have access to other financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis or at all.

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

At June 30, 2015 and 2014, the Company had not taken any significant uncertain tax positions on its tax returns for period ended June 30, 2014 and prior years or in computing its tax provision for 2015. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from the period ended June 30, 2011 to the present, generally for three years after they are filed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base across many markets, predominantly Australia, United States of America, United Kingdom, Europe and the Middle East. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. In addition, Receivables that are factored through the Company's Receivable finance facility are guaranteed by the finance company that further mitigates Credit Risk.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2015 and 2014, the Company had $362,668 and $33,367 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowances for doubtful accounts as of June 30, 2015 and June 30, 2014 are $140,870 and $0 respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2015 and June 30, 2014, the Company had outstanding balances of Finished Goods Inventory of $174,792 and $630,235 respectively.

For the period ended June 30, 2015 a reserve for Estimated Inventory Charges in the amount of $17,258 was established.

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

As of June 30, 2015 and June 30, 2014, Plant and Equipment consisted of the following:

	June 30, 2015	June 30, 2014

Plant and Equipment	$29,044	$30,352
Accumulated Depreciation	(16,905)	(20,127)
	$12,139	$10,225

Depreciation was $522 and $5,875 for the years ended June 30, 2015 and 2014, respectively.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, "Fair Value Measurements and Disclosures," requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, "Distinguishing Liabilities from Equity," and ASC 815.

As of June 30, 2015 and 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for years ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Basic and Diluted:
Net (loss) income	$(2,004,722)	$(626,742)

Weighted average number of shares in computing basic and diluted net (loss) income

Basic	40,510,007	24,347,002
Diluted:	40,510,007	24,347,002

Net(loss)income per share Basic and diluted:	$(0.05)	$(0.03)

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.

Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of June 30, 2015.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the year ended June 30, 2015 that we believe would have a material impact on our financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 3 – TRADE RECEIVABLES

Trade receivables consist principally of accounts receivable from sales to small to medium sized businesses, principally in Australia, Europe and the United States. Trade receivables are recorded at the invoiced amount and net of allowances for doubtful accounts. The allowance for doubtful accounts represents management's estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data. The assessment includes actually incurred historical data as well as current economic conditions. Account balances are written off against the allowance when management determines the receivable is uncollectible.

Collectability of trade receivables is reviewed on an ongoing basis. Debts which are known to be uncollectable are written off by reducing the carrying amount directly. A provision for impairment of trade receivables is raised when there is objective evidence that the consolidated entity or parent entity will not be able to collect all amounts due according to the original terms of the receivables. Significant financial difficulties of the debtor, probability that the debtor will enter bankruptcy or financial reorganization and default or delinquency in payments (more than 60 days overdue) are considered indicators that the trade receivable may be impaired. The amount of the impairment allowance is the difference between the asset's carrying amount and the present value of estimated future cash flows, discounted at the original effective interest rate. Cash flows relating to short-term receivables are not discounted if the effect of discounting is immaterial.

Trade receivables that are past their normal payment terms are overdue and once 60 days past due are considered delinquent. Minimum payment terms vary by product. The maximum payment term for all products is 90 days. All trade receivables that are overdue are individually assessed for impairment.

The allowances for doubtful accounts as of June 30, 2015 and June 30, 2014 are $140,870 and $0 respectively.

Note 4 – INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014

Website	$60,781	$74,478
Accumulated amortization	(15,770)	(11,841)
	$45,011	$62,637

The intangible assets are amortized over 1 to 10 years. Amortization expense was $6,644 and $7,139 for the years ended June 30, 2015 and 2014 respectively.

Note 5 – TRADE AND OTHER PAYABLES

As of June 30, 2015 and 2014, trade and other payable are comprised of the following:

	June 30, 2015	June 30, 2014

Trade payable	$463,106	$340,468
Payroll Taxes	91,018	-
Employee benefits	82,671	3,051
Other liabilities	(3,402)	17,218
	$633,394	$360,737

Note 6 – TRADE FINANCING

The Company has a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $150,000 at an interest rate of 20.95% per annum. As of June 30, 2015 and 2014, the Company had outstanding balances of $112,436 and $146,202, respectively.

On August 14, 2014 the Company has entered into a new trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing. As of June 30, 2015, the Company had an outstanding balance of $646,078.

On November 20, 2014 the Company entered into a new retail trade finance agreement with an entity in Australia for AUD $75,000 with 100 equal payments of AUD $871.80 daily. As of June 30, 2015, the Company had outstanding balances of AUD $27,500 or USD $21,139.

Note 7 –LOANS

In November 2013, the company entered into a short term loan arrangement totaling AUD $100,000 with a shareholder of the Company. Terms of the note were interest rate at 15% per annum or .0329% per day due 30 days from the loan date. The short term note was converted into a 30 day callable convertible note in January 2014. The outstanding balance as of June 30, 2014 was $100,000 AUD. In March 2015, the outstanding balance and accrued interest was refinanced by a $526,272 convertible note.

In December 2013, the company entered into a short term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. The outstanding balance as of June 30, 2014 and as of June 30, 2015 was $100,000 and $100,000 respectively.

In January 2014, the Company entered into a convertible loan agreement totaling AUD $250,000 with a shareholder of the Company. The Convertible Note bears interest at the rate of 9% per annum and is due on the first anniversary of the date of issuance, January 12, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of thirty cents ($0.30) per share, provided that if the Volume Weighted Average Price (VWAP) for the 30 days immediately preceding the receipt of a conversion notice is less than Ninety cents ($.60) per share, the conversion price shall be reduced to twenty cents ($.20) per share. The outstanding balance as of June 30, 2014 was $250,000 AUD. In March 2015, the outstanding balance and accrued interest was refinanced by a $526,272 convertible note.

In May 2014 the Company entered into a convertible loan agreement in the amount of $72,800 with a corporation in New York. Interest is to accrue at the rate of 8% per annum. Loan and accrued interest is due in February 2015. The loan may be converted into common stock of the Company at any time by the election of the lender at a predetermined conversion price. During the quarter ended March 31, 2015, $72,800 was converted into 2,402,141 shares. The outstanding balance as of June 30, 2014 and as of June 30, 2015 was $72,800 and $0 respectively.

In June 2014 the Company entered into a loan agreement in the amount of AUD $100,000 with a shareholder of the Company. The note bears interest at 6% per month and is due and payable in July 2014. The loan was repaid in the amount of AUD $80,000 in July 2014 and the balance of AUD $20,000 was extended to March 31, 2015. The outstanding balance as of June 30, 2014 was $100,000 AUD. In March 2015, the outstanding balance and accrued interest was refinanced by a $526,272 convertible note.

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

In May 2014 the Company entered into a convertible loan agreement in the amount of $50,000 with a business firm in Texas. The note bears interest at 6% per month and is due and payable in November 2014. The loan may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of June 30, 2014 and as of June 30, 2015 was $50,000 and $50,000 respectively.

In June 2014 the Company entered into a convertible loan agreement in the amount of $45,000 with a business firm in Texas. The note bears interest at 6% per month and is due and payable in December 2014. The loan may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of June 30, 2014 and as of June 30, 2015 was $45,000 and $45,000 respectively.

In August 2014 the Company entered into a convertible loan agreement in the amount of $19,000 with a business firm in Texas. The note bears interest at 6% per month and is due and payable in February 2015. The loan may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of June 30, 2014 and as of June 30, 2015 was $0 and $19,000 respectively.

In December 2014 the Company entered into a convertible loan agreement in the amount of $7,500 with a business firm in Texas. The note bears interest at 6% per month and is due and payable in May 2015. The loan may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of June 30, 2014 and as of June 30, 2015 was $0 and $7,500 respectively.

In December 2014 the Company entered into a loan agreement in the amount of $10,000 AUD with an individual in Australia. The note was repaid in full in July 2015.

In March 2015, the Company entered into a convertible loan agreement totaling AUD $526,272 with a shareholder of the Company. The note consolidates all previous amounts owed to this shareholder by the Company. The Convertible Note bears interest at the rate of 18% per annum and is due on or before April 30, 2017. The interest portion of the note shall be paid weekly starting in April 2015. Principle payments of $9,929 AUD weekly are to commence in April 2016. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of thirty cents ($0.05) per share, subject to various standard provisions. The outstanding balance as of June 30, 2015 was $526,272 AUD.The Company determined that the fair value of the convertible note using the Black – Scholes model with the variable listed below:

•	Volatility: 416%

•	Risk free rate of return: 0.68%

•	Expected term: 2.13 years

In connection with the issuance of the above notes, the Company recorded a note discount of $344,745 AUD for the year ended June 30, 2015.

In June 2015, the Company entered into a secured promissory note in the amount of $500,000 with a Delaware statutory trust. The note bears interest at the rate of 18% per annum and is due or before July 1, 2017. The note has various covenants attached including one in which all credit card receipts are to be swept into an account which will fund payments on the note that are not in excess of the minimum quarterly payments required. As a condition of the note, an affiliate of the lender was granted a warrant to purchase 6,000,000 shares of the common stock of Banjo & Matilda, Inc. at a price of $.08 in whole or in part. The outstanding balance as of June 30, 2015 was $500,000. The Company determined that the fair value of the warrants using the Black – Scholes model with the variable listed below:

•	Volatility: 329%

•	Risk free rate of return: 0.67%

•	Expected term: 2.04 years

In connection with the issuance of the above notes, the Company recorded a note discount of $115,274 for the year ended June 30, 2015.

Related Party Payable

The Company has liabilities payable in the amount of $221,792 and $123,082 to shareholders and officers of the Company as of June 30, 2015 and June 30, 2014, respectively. The note bears interest at the rate of 3% per annum and is due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of Banjo & Matilda, Inc. at a pre-determined rate. The Company has granted the Lenders a security interest in the intellectual property of the Borrower.

Scheduled principal payments on loans are as follow;

Year ending June 30,	Loan 1	Loan 2	Loan 3	Misc	Total
2016	100,000	76,329	238,119	129,187	545,652
2017	-	328,216	261,881	-	592,114
Total	100,000	404,545	500,000	129,187	1,137,765

Note 8 – COMMITMENTS

The Company leases commercial space in Sydney, Australia that serves as its flagship as well as a retail store. We lease approximately 2,500 square feet of space pursuant to a three year lease agreement expiring October 14, 2014. After expiration, the lease converted to a month-to-month basis. The annual rent for the premises is AUD $57,200.

The Company also leases space on an as needed basis in Santa Monica, California that serves as its corporate headquarters. We utilize approximately 1,000 square feet of space pursuant to a month-to-month basis.

For the years ended June 30, 2015 and 2014 the aggregate rental expense was $73,085 and $54,375, respectively.

Note 9 – INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at June 30, 2015 and 2014 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at June 30, 2015 and 2014. At June 30, 2015 and 2014, the Company had federal net operating loss carry-forwards of approximately $2,555,000 and $550,000, respectively, expiring beginning in 2034.

Deferred tax assets consist of the following components:

	June 30, 2015	June 30, 2014

Net loss carryforward	$767,000	$165,000
Valuation allowance	(767,000)	(165,000)
Total deferred tax assets	$-	$-

Note 10 – STOCKHOLDERS' EQUITY

Preferred Stock

Pursuant to an Employment Agreement (the "Agreement") with the Chief Executive Officer on November 15, 2013, The Company issued 1,000,000 undesignated shares of Preferred Stock each having a par value of $0.00001. The preferred shares shall be entitled to 100 votes to every one share of common stock. The Preferred Shares shall only valid during the term of this Agreement. At the end of the Agreement, November 15, 2016, the shares shall be cancelled and returned to Treasury and the Executive shall have no preferential voting rights. If this Agreement is renewed the preferred shares remain the Executives.

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

On May 14, 2014, the Company agreed to issue 100,000 shares of the Company stock for $100,000 or $1.00 per share to an individual.

On July 24, 2014, the Company agreed to issue 55,200 shares of the Company stock for $13,800 or $0.25 per share to an individual investor.

On October 28, 2014, the Company agreed to issue 5,833,333 shares of the Company stock to the original shareholders of Banjo & Matilda Pty Ltd related to the merger and reorganization based on the original agreement.

On October 28, 2014, the Company agreed to issue 92,593 shares of common stock to an individual for compensation from Banjo Australia. The shares were valued at $15,339 or approximately $0.17 per share.

On November 3, 2014, the Company issued 25,000 shares of common stock to an individual in exchange for interest expense. The shares were valued at $5,000 or $.25 per share.

During the quarter ended March 31, 2015, the Company agreed to convert $92,800 of convertible debt for 3,345,537 shares of common stock at prices from $0.02 to $0.0901 per share to a corporate investor.

During the quarter ended March 31, 2015, the Company agreed to issue 400,000 shares of the Company stock for $60,000 or $0.15 per share to a company for consulting services. The terms of the service agreement is from January 1, 2015 to June 1, 2015. As of June 30, 2015, the Company recognized consulting expense of $60,000.

During the first and second quarter of 2015, the Company agreed to issue 21,039,970 shares of the Company stock for $450,799 or approximately $0.02 per share to five investors.

During the fiscal year ended June 30, 2015, the Company voided 475,000 shares of the Company stock for the value of $95,000. The shares were originally considered converted from debt when they were in fact not converted. The debt is still outstanding.

Note 11 – SUBSEQUENT EVENTS

On August 7, 2015, The Company issued 500,000 shares of company stock to an individual for $35,000 or $0.07 per share.

On October 27, 2015, the Company entered into a convertible loan agreement in the amount of $10,000 with a business firm in Texas. The note bears interest at 6% per month and is due and payable in six months. The loan may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price.

On November 17, 2015, The Company reached a settlement with its obligation with Moneytech, an Australian entity in the amount of $165,523. The amount is to be paid through application of its EMDG grant and up to 25% of the Company's store sales in Australia. All of the amounts referenced are in Australian dollars.

On February 5, 2016, The Company signed an amendment to the secured promissory note with a Delaware statutory trust. The amendment extended the maturity date by one year to July 17, 2018. The amendment changed the terms of the credit card receipts used to fund payments required by the note. The amendment also inserted a section referencing the warrants issued.

On February 17, 2016, The Company cancelled the existing warrant to purchase 6,000,000 shares of company stock to an affiliate of the Delaware statutory trust and granted a warrant to purchase 2,000,000 shares of company stock at $0.02 which expires 5 years from date of issuance.

