Form 10-Q
period 2015-09-30
Banjo & Matilda, Inc.
filed 2017-03-03
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2015

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number: 000-54277

BANJO & MATILDA, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1519178
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1221 2nd Street #300

Santa Monica CA 90401

(Address of principal executive offices and zip code)

(855) 245-1613

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 31, 2016, the Registrant had outstanding 58,823,116 shares of common stock.

BANJO & MATILDA, INC.

FORM 10-Q

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to statements regarding projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

4

BANJO & MATILDA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,083	$362,668
Trade receivables, net	525,493	180,289
Inventory, net	76,718	174,792
Deposit on purchases	259,289	357,804
Other assets	70,983	5,550
TOTAL CURRENT ASSETS	959,566	1,081,103

NON-CURRENT ASSETS
Intangible assets, net	43,326	45,011
Deferred financing costs, net	43,182	47,107
Other receivable	-	66,952
Property, plant and equipment, net	12,759	12,139
TOTAL NON-CURRENT ASSETS	99,266	171,208

TOTAL ASSETS	$1,058,833	$1,252,311

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Trade and other payables	$675,536	$633,394
Deposit payable	1,159	1,159
Trade financing	780,313	779,653
Accrued interest	90,038	69,824
Loans payable	221,806	229,288
Loan from related parties	176,986	217,855
Convertible loan from related party (net of discount)	163,059	-
TOTAL CURRENT LIABILITIES	2,108,896	1,931,172

NON-CURRENT LIABILITIES
Loans payable (net of related discount)	400,973	563,357
Convertible loan from related party (net of discount) (net of current portion)	212,670	-
TOTAL NON-CURRENT LIABILITIES	613,643	563,357

TOTAL LIABILITIES	2,722,539	2,494,529

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized
and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and
58,823,116 and 58,323,116 shares issued and outstanding, respectively	588	583
Additional paid in capital	1,591,051	1,759,187
Other accumulated comprehensive gain	100,007	100,007
Accumulated deficit	(3,355,363)	(3,102,005)
TOTAL STOCKHOLDERS' DEFICIT	(1,663,707)	(1,242,219)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,058,833	$1,252,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	September 30, 2015	September 30, 2014

Revenue	$880,304	$746,763
Cost of sales	571,807	411,733
Gross profit	308,497	335,030

Payroll and employee related expenses	261,965	172,404
Operating expense	62,720	54,548
Marketing expense	68,420	105,792
Samples & design expense	36,603	-
Occupancy expenses	13,365	13,239
Depreciation and amortization expense	2,265	3,269
Finance Charges	15,381	40,751
Corporate and public company expense	32,387	36,539
	493,106	426,542
Loss from operations	(184,610)	(91,512)

Other Income (Expense)
Other income	12,678	-
Amortization of debt discount	(18,094)	-
Interest expense	(63,332)	(46,179)
Total Other Expense	(68,748)	(46,179)

Loss before income tax	(253,358)	(137,691)

Provision for income taxes	-	-

Net loss	(253,358)	(137,691)

Other comprehensive income
Foreign currency translation	-	(5,424)

Comprehensive loss	$(253,358)	$(143,115)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	58,619,819	27,924,631
Diluted	58,619,819	27,924,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	2015	2014

Net loss	$(253,358)	$(137,691)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	580	692
Amortization	1,686	2,577
Effect of exchange rate changes on cash and cash equivalents	-	(1,191)
Debt discount amortization	18,094	-
Amortization of deferred finance fee	3,926	-
(Increase) / decrease in assets:
Trade receivables	(345,204)	(67,684)
Inventory	98,074	(259,528)
Deposit on Purchases	98,515	-
Other assets	(65,433)	3,071
Other receivable	66,952	(7,565)
Increase in current liabilities:
Trade payables and other liabilities	69,268	56,078
Accrued interest	20,211	7,543
Deposits payable	-	30,413
Net cash used in operating activities	(286,690)	(373,285)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,200)	(2,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	32,770
Net (payments) proceeds from related party loan	121,512	(54,843)
Net loan (payments) proceeds	(169,867)	3,764
Net trade financing	660	372,529
Net cash provided by (used in) financing activities	(47,695)	354,220

Net decrease in cash and cash equivalents	(335,585)	(21,938)

Cash and cash equivalents at the beginning of the period	$362,668	$33,367

Cash and cash equivalents at the end of the period	$27,083	$11,429
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$40,192	$46,769

SUPPLEMENTAL DISCLOSURES FOR NON CASH:
FINANCING AND INVESTING ACTIVITIES
Debt converted to equity	$27,123	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

All currencies represented in the notes to the condensed consolidated financial statements are in United States Dollars (USD) unless specified as AUD (Australian Dollars).

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

Exchange Gain (Loss)

During the three-month period ended September 30, 2015, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US$ on the date of transaction and the exchange gains or losses were recorded in the statement of operations. During the three-month period ended September 30, 2014, the transactions of the Company were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the three-month period ended September 30, 2015, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). During the three-month period ended September 30, 2014, the accounts of the Company were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder's equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity. There were no significant fluctuations in the exchange rate for the conversion of AUD to USD after the balance sheet date.

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

At September 30, 2015 and 2014, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended September 30, 2015 and prior years or in computing its tax provision for 2015. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from the period ended June 30, 2012 to the present, generally for three years after they are filed.

The Company has been behind in filing its payroll tax returns and sales tax returns. The Company has recorded $1,580 as penalties for the late payment of taxes in the accompanying financials.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2015 and June 30, 2015, the Company had $27,083 and $362,668 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowances for doubtful accounts as of September 30, 2015 and June 30, 2015 are $147,870 and $140,870 respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of September 30, 2015 and June 30, 2015, the Company had outstanding balances of Finished Goods Inventory of $76,718 and $174,792 respectively.

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

As of September 30, 2015 and June 30, 2015, Plant and Equipment consisted of the following:

	September 30, 2015	June 30, 2015

Property, plant & equipment	$30,244	$29,044
Accumulated depreciation	$(17,485)	$(16,905)
	$12,759	$12,139

Depreciation was $580 and $692 for the three-month periods ended September 30, 2015 and 2014, respectively.

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

As of September 30, 2015 and June 30, 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for three month periods ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Basic and diluted
Net (loss) income	$(253,358)	$(137,691)

Weighted average number of shares in computing basic and diluted net (loss) income

Basic	58,619,819	27,924,631
Diluted	58,619,819	27,924,631

Net (loss) income per share basic and diluted
Basic	$(0.00)	$(0.00)

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.

Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of September 30, 2015.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $3,355,363 as of September 30, 2015. The Company also incurred net losses of $253,358 and $137,691 for the three-month periods ended September 30, 2015 and 2014, respectively and had negative working capital for the three-month periods ended September 30, 2015 and 2014. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

Subsequent to the period ended September 30, 2015, the Company entered into an equity line funding agreement with Spider Investments, LLC to sell up to $1,500,000 of our common stock, subject to certain terms and conditions some of which are out of our control, including the (i) filing and obtaining effectiveness of a registration statement registering the issuance of our shares of common stock under the Act to be issued pursuant to the equity line and (ii) certain volume and other trading conditions of our common stock. The Company plans to file the registration statement and to obtain effectiveness thereof as soon as practicable.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which changes how deferred taxes are classified on the balance sheet and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. ASU 2016-01 is effective beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense in the income statement and by allowing entities to recognize forfeitures of awards when they occur. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. The Company is currently evaluating the impact the adoption of this standard would have on its financial condition, results of operations and cash flows.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods with that reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, regarding ASC Topic 230 “Statement of Cash Flows.” This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of this standard to have a significant effect on its consolidated financial statements.

There were no other new accounting pronouncements during the three-month period ended September 30, 2015 that we believe would have a material impact on our financial position or results of operations.

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

The allowances for doubtful accounts as of September 30, 2015 and June 30, 2015 are $147,870 and $140,870 respectively.

Note 4 – INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015

Website	$60,781	$60,781
Accumulated amortization	$(17,456)	$(15,770)
	$43,325	$45,011

The intangible assets are amortized over 1 to 10 years. Amortization expense was $1,686 and $2,577 for the three-month periods ended September 30, 2015 and 2014 respectively.

Note 5 – TRADE AND OTHER PAYABLES

As of September 30, 2015 and June 30, 2015, trade and other payable are comprised of the following:

	September 30, 2015	June 30, 2015

Trade payable	$443,875	$463,107
Officer compensation	$7,698	$-
Payroll payable	$13,863	$91,018
Payroll taxes	$107,893	$-
Employee benefits	$82,671	$82,671
Other liabilities	$19,536	$(3,402)
	$675,536	$633,394

Note 6 – TRADE FINANCING

The Company has a trade financing agreement with a financial institution in Australia at an interest rate of 20.95% per annum. The amount is to be paid through application of its EMDG grant and up to 25% of the Company's store sales in Australia. All of the amounts referenced are in Australian dollars. As of September 30, 2015 and June 30, 2015, the Company had outstanding balances of USD $112,814 and $112,436, respectively.

On August 14, 2014, the Company entered into a trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing. As of September 30, 2015 and June 30, 2015, the Company had an outstanding balance of $667,498 and $646,078, respectively.

On November 20, 2014, the Company entered into a new retail trade finance agreement with an entity in Australia for AUD $75,000 with 100 equal payments of AUD $871.80 daily. As of September 30, 2015 and June 30, 2015, the Company had outstanding balances of USD $0 and USD $21,139 (AUD $27,500), respectively.

Note 7 – LOANS

In December 2013, the Company entered into a short-term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. The outstanding balance as of September 30, 2015 and as of June 30, 2015 was $100,000 and $100,000 respectively. During the three-month periods ended September 30, 2015 and 2014, the Company recorded an interest of $15,106 and $7,386, respectively, on the note.

 In May 2014 and July 2014, the Company entered into two convertible loan agreements in the amount of $72,800 each. Interest accrued at the rate of 8% per annum. Loan and accrued interest were due in February 2015 and April 2015. The loans may be converted into common stock of the Company at any time by the election of the lender at a predetermined conversion price. During the quarter ended March 31, 2015, $72,800 was converted into 2,402,141 shares and $20,000 was converted into 943,396 shares. The remaining loan balance plus accrued interest was repaid during the quarter ended March 31, 2015. The outstanding balance as of September 30, 2015 and as of June 30, 2015 was $0.

From May 2014 to September 2015, the Company entered into several convertible loan agreements with a lender aggregating in the amount of $121,500. The notes bear interest at 6% per annum and are due and payable six months from the date of each note. The loans may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of September 30, 2015 and as of June 30, 2015 was $121,500 and $121,500 respectively. The Company accrued interest of $1,823 and $0 during the three-month periods ended September 30, 2015 and 2014, respectively.

In December 2014, the Company entered into a loan agreement in the amount of $10,000 AUD with an individual in Australia. The note was repaid in full in July 2015.

In June 2015, the Company entered into a secured promissory note in the amount of $500,000 with a Delaware statutory trust. The note bears interest at the rate of 18% per annum and is due or before July 1, 2017. The note has various covenants attached including one in which all credit card receipts are to be swept into an account which will fund payments on the note that are not in excess of the minimum quarterly payments required. As a condition of the note, an affiliate of the lender was granted a warrant to purchase 6,000,000 shares of the common stock of Banjo & Matilda, Inc. at a price of $.08 in whole or in part. The outstanding balance as of September 30, 2015 was $500,000. The Company determined that the fair value of the warrants using the Black – Scholes model with the variable listed below:

•	Volatility: 329%
•	Risk free rate of return: 0.67%
•	Expected term: 2.04 years

In connection with the issuance of the above notes, the Company recorded a note discount of $115,274. The Company amortized $14,235 and $0, of the note discount during the three-month periods ended September 30, 2015 and 2014, respectively. The Company recorded an interest of $22,099 and $0, on the note during the three-month periods ended September 30, 2015 and 2014, respectively

Subsequent to the period, on February 5, 2016, the Company signed an amendment to the secured promissory note extending the maturity date by one year to July 17, 2018.

Related Party Payable

The Company had several note agreements with a shareholder aggregating to AUD $370,000 plus interest. The notes had interest rates varying from 6% to 15% per annum. In March 2015, the outstanding balance and accrued interest was refinanced by an AUD526,272 convertible note. The Convertible Note bears interest at the rate of 18% per annum and is due on or before April 30, 2017. The interest portion of the note shall be paid weekly starting in April 2015. Principle payments of $9,929 AUD weekly are to commence in April 2016. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of five cents ($0.05) per share, subject to various standard provisions. The outstanding balance, net of related discount, as of September 30, 2015 and June 30, 2015 was USD $375,733 and $217,855, respectively. The Company determined the fair value of the convertible note of $80,909 using the intrinsic value method. The Company recorded an amortization of the debt discount of $3,858 and $0, during the three-month period ended September 30, 2015 and 2014, respectively. During the three-month periods ended September 30, 2015 and 2014, the Company recorded an interest of $17,178 and $0, respectively, on the note.

The Company has liabilities payable in the amount of $176,986 and $217,855 to shareholders and officers of the Company as of September 30, 2015 and June 30, 2015, respectively. The note bears interest at the rate of 3% per annum and was due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of Banjo & Matilda, Inc. at a pre-determined rate. The Company has granted the Lenders a security interest in the intellectual property of the Borrower.

Year ending September 30,	Loan 1	Loan 2	Loan 3	Loan 4	Loan 5	Total
2016	$100,000	$121,806	$-	$175,558	$176,986	$574,349
2017	$-	$-	$500,000	$228,987	$-	$728,987
	$100,000	$121,806	$500,000	$404,545	$176,986	$1,303,337

Note 8 – COMMITMENTS

The Company leases commercial space in Sydney, Australia that serves as its flagship as well as a retail store. We lease approximately 2,500 square feet of space pursuant to a three-year lease agreement which expired in October 2014. After expiration, the lease converted to a month-to-month basis. The annual rent for the premises is AUD $57,200.

The Company also leases space on an as needed basis in Santa Monica, California that serves as its corporate headquarters.

For the three-month periods ended September 30, 2015 and 2014 the aggregate rental expense was $13,365 and $13,239, respectively.

Note 9 – INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, September 30, 2015 and June 30, 2015 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at, September 30, 2015 and June 30, 2015. At June 30, 2016 and 2015, the Company had federal net operating loss carry-forwards of approximately $3,290,000 and $2,555,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	September 30,	June 30,
	2015	2015

Net loss carryforward	$980,000	$767,000
Valuation allowance	$(980,000)	$(767,000)
Total deferred tax assets	$-	$-

Note 10 – STOCKHOLDERS' EQUITY

Common Stock

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

During the three-month period ended September 30, 2015, the Company issued 500,000 shares of the Company’s common stock for settlement of an outstanding vendor balance amounting to USD $27,123.

Note 11 – RELATED PARTY TRANSACTIONS

During the three-month period ended September 30, 2015, the Company paid $4,759 as compensation to the mother of the CEO. During the three-month period ended September 30, 2015, the Company accrued interest of $6,982 on a loan owed to the CEO of the Company.

Note 12 – SUBSEQUENT EVENTS

Subsequent to the period, on November 2, 2016, the Company entered into a merchant agreement with a capital funding group for $47,250. Pursuant to the agreement, the Company cannot obtain future financing by selling receivables without consent from the lender. The Merchant holds a security interest in all accounts and proceeds.

Subsequent to the period, on November 3, 2016, the Company entered into a payments rights purchase and sale agreement for $72,500.

Subsequent to the period, on February 5, 2016, The Company signed an amendment to the secured promissory note of $500,000, extending the maturity date by one year to July 17, 2018. The amendment changed the terms of the credit card receipts used to fund payments required by the note. The amendment also cancelled the warrants to purchase 6,000,000 shares at a price of $0.08. New warrants were granted to purchase 6,000,000 shares at $0.05 per share and to purchase 2,000,000 shares at $0.02 per share. The Company determined the fair value of the warrants using the Black – Scholes model and recorded the additional value of $87,553 for the modified warrants. The variables used for the Black –Scholes model are as listed below:

Volatility: 123%
Risk free rate of return: 1.26%
Expected term: 5 years

Subsequent to the period, on October 27, 2015, the Company entered into convertible loan agreements in the amount of $42,000 with a lender with whom they have several other loans. The notes bear interest at 6% per annum and are due and payable in six months. The loans may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price.

Subsequent to the period, on November 29, 2016, the Company entered into a consignment agreement. It is a platform for funding advance inventory production. This facility allowed the Company to fund manufacturing with a consignment facility which pegs repayment to the sales of inventory.

Subsequent to the period ended September 30, 2015, the Company entered into an equity line funding agreement with Spider Investments, LLC to sell up to $1,500,000 of our common stock, subject to certain terms and conditions some of which are out of our control, including the (i) filing and obtaining effectiveness of a registration statement registering the issuance of our shares of common stock under the Act to be issued pursuant to the equity line and (ii) certain volume and other trading conditions of our common stock. The Company plans to file the registration statement and to obtain effectiveness thereof as soon as practicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited financial statements and the related notes included elsewhere in this report and with the financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Results of Operations

The following discussion of the results of operations constitutes management’s view of the factors that affected the financial and operating performance for the three months ended September 30, 2015 and 2014. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

During the three-month period ended September 30, 2015, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). During the three-month period ended September 30, 2014, the accounts of the Company were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder's equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity. There were no significant fluctuations in the exchange rate for the conversion of AUD to USD after the balance sheet date.

Management is pleased with the growth in the Banjo & Matilda brand presence and position in the market. While the Company marginally increased overall sales mostly from increased wholesale sales, the overall profitability declined as a result of expanding personnel and resources to create the platform for growing the Company’s wholesale operations in the United States and reduced gross margins from its wholesale sales channel.

After a strategic review of the Company’s operating performance and long term strategy in June 2015, management decided to exit from the Company’s wholesale sales channel and business in favor of pursuing a higher value and longer term growth, direct to consumer digital vertical brand business model. In September 2015, the Company began to exit from its wholesale sales channel in-line with this strategy. As a digital vertical brand (DVB), the Company can generate higher gross margins by selling directly to consumers online by not having to accommodate the retailer wholesale mark-up. This additional gross margin from eliminating lower margin wholesale sales allows the Company to improve its overall operating margins and have greater flexibility and control over its retail pricing for its products, improving the customer value proposition and brand adoption. The Company can also build a more sustainable and higher growth revenue stream, and at the same time reduce operating overheads by eliminating fixed and variable expenses associated with operating a wholesale business model, among other significant benefits associated with a digitally centric business model. In addition, DVB’s are generally considered superior in value to traditional wholesale focused brands. Typical recent private investment valuations of DVB’s have been transacted at a valuation of 3-4 x annual sales versus less than 1 x annual sales for traditional brands (1). By pursuing a DVB strategy, the Company’s sales will temporarily reduce during the remainder of 2016 and 2017 due to the elimination of low-margin wholesale sales. While there will be been a short-term reduction in sales, the Company believes the superior DVB business model will generate and sustain greater value for shareholders moving forward.

We reported revenue of $880,304 during the September 2015 quarter, an increase of 16% compared to the same quarter during the prior fiscal year mainly because of an increase in wholesale sales. Gross profit decreased 8% compared to the same period in the prior year, from $335,030 to $308,497 as a result of reduced gross margins associated with wholesale sales. SG&A consisting of payroll, selling, marketing and design, e-commerce, retail overhead expenses, administrative (including public Company costs) and occupancy increased 24% to $477,25 in the September 30, 2015 quarter compared from $385,791 in the September 30, 2014 quarter mostly due to the increase in overheads associated with expanding the wholesale sales channel and business. Financing costs decreased to $15,381 in the September 30, 2015 quarter from $40,751 during the September 30, 2014 quarter.

The Company recorded an EBITDA loss of $182,345 for the September 2015 quarter, compared to $88,243 for the same period the prior year. The Net loss was $253,358 for the quarter ended September 30, 2015 compared with $137,691 for the quarter ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, we had a working capital deficit of $1,149,330. We will continue to borrow to acquire inventory and fund sales. The rates at which we can acquire funds will directly impact our ability to operate profitably and generate positive cash flow. In addition to relying upon debt, we will seek to raise equity to support our efforts to grow. There is no assurance that debt or equity financing will be available to us on acceptable terms, if at all, and, in all events, the sale of equity or instruments convertible into equity will dilute the interests of our current shareholders. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best-efforts financings. The failure to raise sufficient capital could cause us to cease operations.

Subsequent to the period ended September 30, 2015, the Company entered into an equity line funding agreement with Spider Investments, LLC to sell up to $1,500,000 of our common stock, subject to certain terms and conditions some of which are out of our control, including the (i) filing and obtaining effectiveness of a registration statement registering the issuance of our shares of common stock under the Act to be issued pursuant to the equity line and (ii) certain volume and other trading conditions of our common stock. The Company plans to file the registration statement and to obtain effectiveness thereof as soon as practicable.

During the three months ended September 30, 2015, we used $286,690 of cash in our operating activities to fund our net loss from continuing operations and to finance our trade receivables. The amount of cash used in operations in the three months ended September 30, 2014 was $373,285. During the three months ended September 30, 2015, net cash used in financing activities was $47,695 compared with net cash provided by financing activities of $354,220 for the three months ended September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

a) Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in “Risk Factors” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities

During the three months ended September 30, 2015, we issued a total of 500,000 shares of common stock in settlement of a $27,123 debt obligation.

The securities described above were issued in reliance upon the exemptions from registration pursuant to Sections 4(a)(2) and 3(a)(9) of the Securities Act. The shares issued in the private placement were all sold to non-US residents in accordance with Regulation S.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

9

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANJO & MATILDA, INC.

Date: March 3, 2017	By:	/s/ Brendan Macpherson
Brendan Macpherson Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

