Form 10-Q
period 2015-12-31
Banjo & Matilda, Inc.
filed 2017-03-03
CIK 1481504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(UNAUDITED)

4

BANJO & MATILDA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,285	$362,668
Trade receivables, net	162,609	180,289
Inventory, net	133,830	174,792
Deposit on purchases	171,370	357,804
Other assets	70,983	5,550
TOTAL CURRENT ASSETS	653,077	1,081,103

NON-CURRENT ASSETS
Intangible assets, net	41,640	45,011
Deferred financing costs, net	39,257	47,107
Other receivable	-	66,952
Property, plant and equipment, net	13,288	12,139
TOTAL NON-CURRENT ASSETS	94,185	171,208

TOTAL ASSETS	$747,262	$1,252,311

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Trade and other payables	$611,474	$633,394
Deposit payable	1,159	1,159
Trade financing	649,502	779,653
Accrued interest	128,174	69,824
Loans payable	239,369	229,288
Loan from related parties	143,422	217,855
Convertible loan from related party (net of discount)	257,835	-
TOTAL CURRENT LIABILITIES	2,030,934	1,931,172

NON-CURRENT LIABILITIES
Loans payable (net of related discount) (net of current portion)	407,645	563,357
Convertible loan from related party (net of discount) (net of current portion)	121,756	-
TOTAL NON-CURRENT LIABILITIES	529,401	563,357

TOTAL LIABILITIES	2,560,335	2,494,529

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized
and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and
58,823,116 and 58,323,116 shares issued and outstanding, respectively	588	583
Additional paid in capital	1,591,051	1,759,187
Other accumulated comprehensive gain	100,007	100,007
Accumulated deficit	(3,504,729)	(3,102,005)
TOTAL STOCKHOLDERS' DEFICIT	(1,813,073)	(1,242,219)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$747,262	$1,252,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014
(UNAUDITED)

	Three month periods ended		Six month periods ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Revenue	$732,063	$1,038,418	$1,612,367	$1,785,181
Cost of sales	517,152	581,999	1,088,959	993,732
Gross profit	214,911	456,419	523,408	791,449

Payroll and employee related expenses	131,688	193,226	393,653	365,630
Operating expense	42,725	123,110	105,445	177,658
Marketing expense	23,501	41,454	91,921	147,246
Samples & design expense	7,466	-	44,069	-
Occupancy expenses	23,350	11,398	36,715	24,637
Depreciation and amortization expense	2,291	3,020	4,556	6,289
Finance Charges	12,299	52,872	27,680	93,623
Corporate and public company expense	40,898	61,333	73,285	97,872
	284,219	486,413	777,325	912,955
Loss from operations	(69,307)	(29,994)	(253,916)	(121,506)

Other Income (Expense)
Other income	(9,846)	-	2,832	-
Amortization of debt discount	(18,093)	-	(36,187)	-
Interest expense	(52,120)	(48,638)	(115,453)	(94,817)
Total Other Expense	(80,059)	(48,638)	(148,808)	(94,817)

Loss before income tax	(149,366)	(78,632)	(402,724)	(216,323)

Provision for income taxes	-	-	-	-

Net loss	(149,366)	(78,632)	(402,724)	(216,323)

Other comprehensive income
Foreign currency translation	-	18,548	-	13,124

Comprehensive loss	$(149,366)	$(60,084)	$(402,724)	$(203,199)

Net loss per share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic	58,823,116	31,790,918	58,722,023	29,493,137
Diluted	58,823,116	31,790,918	58,722,023	29,493,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014
(UNAUDITED)

	December 31, 2015	December 31, 2014

Net loss	$(402,724)	$(216,323)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	1,185	2,003
Amortization	3,371	4,286
Effect of exchange rate changes on cash and cash equivalents	-	23,619
AR allowance	873	-
Shares issued in exchange for services	-	14,878
Debt discount amortization	36,187	-
Amortization of deferred finance fee	7,851	-
(Increase) / decrease in assets:
Trade receivables	16,808	(296,032)
Inventory	40,962	(151,707)
Deposit on Purchases	186,434	-
Other assets	(65,433)	6,429
Other receivable	66,952	23,529
Increase/ (decrease) in current liabilities:
Trade payables and other liabilities	5,203	247,716
Accrued interest	58,350	81,265
Deposits payable	-	(2,408)
Net cash provided by (used in) operating activities	(43,982)	(262,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,334)	(2,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	44,770
Net proceeds (payments) on related party loan	268,970	(120,385)
Net loan proceeds	(340,886)	(38,205)
Net trade financing	(130,151)	357,094
Net cash provided by (used in) financing activities	(202,067)	243,274

Net increase (decrease) in cash and cash equivalents	(248,383)	(22,235)

Cash and cash equivalents at the beginning of the period	$11,132	$33,367

Cash and cash equivalents at the end of the period	$(237,251)	$11,132
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$64,953	$229,033

SUPPLEMENTAL DISCLOSURES FOR NON CASH:
FINANCING AND INVESTING ACTIVITIES
Debt converted to equity	$27,123	$97,800

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

Exchange Gain (Loss)

During the six-month period ended December 31, 2015, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US$ on the date of transaction and the exchange gains or losses were recorded in the statement of operations. During the six-month period ended December 31, 2014, the transactions of the Company were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the six-month period ended December 31, 2015, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). During the three-month period ended September 30, 2014, the accounts of the Company were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder's equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity. There were no significant fluctuations in the exchange rate for the conversion of AUD to USD after the balance sheet date.

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

At December 31, 2015 and 2014, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended December 31, 2015 and prior years or in computing its tax provision for 2015. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from the period ended June 30, 2012 to the present, generally for three years after they are filed.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2015 and June 30, 2015, the Company had $114,285 and $362,668 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowances for doubtful accounts as of December 31, 2015 and June 30, 2015 are $147,870 and $140,870 respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of December 31, 2015 and June 30, 2015, the Company had outstanding balances of Finished Goods Inventory of $133,830 and $174,792 respectively.

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

As of December 31, 2015 and June 30, 2015, Plant and Equipment consisted of the following:

	December 31, 2015	June 30, 2015
Property, plant & equipment	$31,378	$29,044
Accumulated depreciation	$(18,090)	$(16,905)
	$13,288	$12,139

Depreciation was $1,185 and $2,003 for the three-month periods ended December 31, 2015 and 2014, respectively. Depreciation was $605 and $1,311 for the three-month periods ended December 31, 2015 and 2014, respectively.

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

As of December 31, 2015 and June 30, 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for three and six month periods ended December 31, 2015 and 2014:

	Three month periods ended		Six month periods ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Basic and diluted
Net loss	$(149,366)	$(78,632)	$(402,724)	$(216,323)

Net loss per share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic & diluted	58,823,116	31,790,918	58,722,023	29,493,137

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.

Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of December 31, 2015.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $3,504,729 as of December 31, 2015. The Company also incurred net losses of $402,724 and $216,323 for the six-month periods ended December 31, 2015 and 2014, respectively and had negative working capital for the six-month periods ended December 31, 2015 and 2014. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties.

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

Subsequent to the period ended December 31, 2015, the Company entered into an equity line funding agreement with Spider Investments, LLC to sell up to $1,500,000 of our common stock, subject to certain terms and conditions some of which are out of our control, including the (i) filing and obtaining effectiveness of a registration statement registering the issuance of our shares of common stock under the Act to be issued pursuant to the equity line and (ii) certain volume and other trading conditions of our common stock. The Company plans to file the registration statement and to obtain effectiveness thereof as soon as practicable.

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

There were no other new accounting pronouncements during the six-month period ended December 31, 2015 that we believe would have a material impact on our financial position or results of operations.

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

The allowances for doubtful accounts as of December 31, 2015 and June 30, 2015 are $147,870 and $140,870 respectively.

Note 4 – INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2015 and June 30, 2015:

	December 31,	June 30,
	2015	2015
Website	$60,781	$60,781
Accumulated amortization	$(19,141)	$(15,770)
	$41,640	$45,011

The intangible assets are amortized over 1 to 10 years. Amortization expense was $3,371 and $4,286 for the six-month periods ended December 31, 2015 and 2014 respectively Amortization expense was $1,685 and $1,709 for the three-month periods ended December 31, 2015 and 2014 respectively.

Note 5 – TRADE AND OTHER PAYABLES

As of December 31, 2015 and June 30, 2015, trade and other payable are comprised of the following:

	December 31, 2015	June 30, 2015

Trade payable	$371,575	$463,107
Payroll payable	$13,561	$91,018
Payroll taxes	$109,017	$-
Employee benefits	$82,671	$82,671
Other liabilities	$34,650	$(3,402)
	$611,474	$633,394

Note 6 – TRADE FINANCING

The Company has a trade financing agreement with a financial institution in Australia at an interest rate of 20.95% per annum. The amount is to be paid through application of its EMDG grant and up to 25% of the Company's store sales in Australia. All of the amounts referenced are in Australian dollars. As of December 31, 2015 and June 30, 2015, the Company had outstanding balances of USD $89,950 and $112,436, respectively.

On August 14, 2014, the Company entered into a trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing. As of December 31, 2015 and June 30, 2015, the Company had an outstanding balance of $559,552 and $646,078, respectively.

On November 20, 2014, the Company entered into a new retail trade finance agreement with an entity in Australia for AUD $75,000 with 100 equal payments of AUD $871.80 daily. As of September 30, 2015 and June 30, 2015, the Company had outstanding balances of USD $0 and USD $21,139 (AUD $27,500), respectively.

Note 7 – LOANS

In December 2013, the Company entered into a short-term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. The outstanding balance as of December 31, 2015 and as of June 30, 2015 was $100,000 and $100,000 respectively. During the six-month periods ended December 31, 2015 and 2014, the Company recorded an interest of $30,046 and $7,386, respectively, on the note. During the three-month periods ended December 31, 2015 and 2014, the Company recorded an interest of $14,940 and $14,772, respectively, on the note.

In May 2014 and July 2014, the Company entered into two convertible loan agreements in the amount of $72,800 each. Interest accrued at the rate of 8% per annum. Loan and accrued interest were due in February 2015 and April 2015. The loans may be converted into common stock of the Company at any time by the election of the lender at a predetermined conversion price. During the quarter ended March 31, 2015, $72,800 was converted into 2,402,141 shares and $20,000 was converted into 943,396 shares. The remaining loan balance plus accrued interest was repaid during the quarter ended March 31, 2015. The outstanding balance as of December 31, 2015 and as of June 30, 2015 was $0.

From May 2014 to September 2015, the Company entered into several convertible loan agreements with a lender aggregating in the amount of $121,500. The notes bear interest at 6% per annum and are due and payable six months from the date of each note. The loans may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of December 31, 2015 and as of June 30, 2015 was $131,500 and $121,500 respectively. The Company accrued interest of $3,945 and $0 during the three-month periods ended December 31, 2015 and 2014, respectively. The Company accrued interest of $2,122 and $0 during the three-month periods ended December 31, 2015 and 2014, respectively.

In December 2014, the Company entered into a loan agreement in the amount of $10,000 AUD with an individual in Australia. The note was repaid in full in July 2015.

In June 2015, the Company entered into a secured promissory note in the amount of $500,000 with a Delaware statutory trust. The note bears interest at the rate of 18% per annum and is due or before July 1, 2017. The note has various covenants attached including one in which all credit card receipts are to be swept into an account which will fund payments on the note that are not in excess of the minimum quarterly payments required. As a condition of the note, an affiliate of the lender was granted a warrant to purchase 6,000,000 shares of the common stock of Banjo & Matilda, Inc. at a price of $.08 in whole or in part. The outstanding balance as of December 31, 2015, net of related discount, was $415,208. The Company determined that the fair value of the warrants using the Black – Scholes model with the variable listed below:

•	Volatility: 329%
•	Risk free rate of return: 0.67%
•	Expected term: 2.04 years

In connection with the issuance of the above notes, the Company recorded a note discount of $115,274. The Company amortized $28,470 and $0, of the note discount during the six-month periods ended December 31, 2015 and 2014, respectively. The Company amortized $14,235 and $0, of the note discount during the three-month periods ended December 31, 2015 and 2014, respectively. The Company recorded an interest of $36,721 and $0, on the note during the six-month periods ended December 31, 2015 and 2014, respectively. The Company recorded an interest of $14,622 and $0, on the note during the three-month periods ended December 31, 2015 and 2014, respectively.

Subsequent to the period, on February 5, 2016, the Company signed an amendment to the secured promissory note extending the maturity date by one year to July 17, 2018.

Related Party Payable

The Company had several note agreements with a shareholder aggregating to AUD $370,000 plus interest. The notes had interest rates varying from 6% to 15% per annum. In March 2015, the outstanding balance and accrued interest was refinanced by a AUD526,272 convertible note. The Convertible Note bears interest at the rate of 18% per annum and is due on or before April 30, 2017. The interest portion of the note shall be paid weekly starting in April 2015. Principle payments of $9,929 AUD weekly are to commence in April 2016. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of five cents ($0.05) per share, subject to various standard provisions. The outstanding balance as of December 31, 2015 and June 30, 2015, net of related discount, was USD $379,591 and $217,855, respectively. The Company determined the fair value of the convertible note of $80,909 using the intrinsic value method. The Company recorded an amortization of the debt discount of $7,717 and $0, during the six-month period ended December 31, 2015 and 2014, respectively. The Company recorded an amortization of the debt discount of $3,858 and $0, during the three-month period ended December 31, 2015 and 2014, respectively. During the six-month periods ended December 31, 2015 and 2014, the Company recorded an interest of $34,227 and $0, respectively, on the note. During the three-month periods ended December 31, 2015 and 2014, the Company recorded an interest of $17,049 and $0, respectively, on the note.

The Company has liabilities payable in the amount of $143,422 and $217,855 to shareholders and officers of the Company as of December 31, 2015 and June 30, 2015, respectively. The note bears interest at the rate of 3% per annum and was due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of Banjo & Matilda, Inc. at a pre-determined rate. The Company has granted the Lenders a security interest in the intellectual property of the Borrower.

Scheduled principal payments on loans are as follow;

Year ending December 31,	Loan 1	Loan 2	Loan 3	Loan 4	Loan 5	Total
2016	$100,000	$131,806	$9,107	$274,786	$143,422	$659,121
2017	$-	$-	$490,893	$129,759	$-	$620,652
	$100,000	$131,806	$500,000	$404,545	$143,422	$1,279,773

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

For the six-month periods ended December 31, 2015 and 2014 the aggregate rental expense was $36,715 and $24,637, respectively. For the three-month periods ended December 31, 2015 and 2014 the aggregate rental expense was $23,350 and $11,398, respectively.

Note 9 – INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, December 31, 2015 and June 30, 2015 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at, December 31, 2015 and June 30, 2015. At December 31, 2015 and June 30, 2015, the Company had federal net operating loss carry-forwards of approximately $3,340,000 and $2,555,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	December 31,	June 30,
	2015	2015
Net loss carryforward	$1,030,000	$767,000
Valuation allowance	$(1,030,000)	$(767,000)
Total deferred tax assets	$-	$-

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

During the six-month period ended December 31, 2015, the Company issued 500,000 shares of the Company’s common stock for settlement of an outstanding vendor balance amounting to USD $27,123.

Note 11 – RELATED PARTY TRANSACTIONS

During the six-month period ended December 31, 2015, the Company paid $14,076 as compensation to the mother of the CEO. During the six-month period ended December 31, 2015, the Company accrued interest of $14,149 on a loan owed to the CEO of the Company.

Note 12 – SUBSEQUENT EVENTS

Subsequent to the period ended December 31, 2015, on November 2, 2016, the Company entered into a merchant agreement with a capital funding group for $47,250. Pursuant to the agreement, the Company cannot obtain future financing by selling receivables without consent from the lender. The Merchant holds a security interest in all accounts and proceeds.

Subsequent to the period ended December 31, 2015, on November 3, 2016, the Company entered into a payments rights purchase and sale agreement for $72,500.

Subsequent to the period, on February 5, 2016, The Company signed an amendment to the secured promissory note of $500,000, extending the maturity date by one year to July 17, 2018. The amendment changed the terms of the credit card receipts used to fund payments required by the note. The amendment also cancelled the warrants to purchase 6,000,000 shares at a price of $0.08. New warrants were granted to purchase 6,000,000 shares at $0.05 per share and to purchase 2,000,000 shares at $0.02 per share. The Company determined the fair value of the warrants using the Black – Scholes model and recorded the additional value of $87,553 for the modified warrants. The variables used for the Black –Scholes model are as listed below:

•	Volatility: 123%
•	Risk free rate of return: 1.26%
•	Expected term: 5 years

Subsequent to the period, on October 27, 2015, the Company entered into a convertible loan agreement in the amount of $41,000 with a lender with whom they have several other loans. The note bears interest at 6% per annum and is due and payable in six months. The loan may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price.

Subsequent to the period, on November 29, 2016, the Company entered into a consignment agreement. It is a platform for funding advance inventory production. This facility allowed the Company to fund manufacturing with a consignment facility which pegs repayment to the sales of inventory.

Subsequent to the period ended December 31, 2015, the Company entered into an equity line funding agreement with Spider Investments, LLC to sell up to $1,500,000 of our common stock, subject to certain terms and conditions some of which are out of our control, including the (i) filing and obtaining effectiveness of a registration statement registering the issuance of our shares of common stock under the Act to be issued pursuant to the equity line and (ii) certain volume and other trading conditions of our common stock. The Company plans to file the registration statement within 30 days from the date hereof and to obtain effectiveness thereof as soon as practicable.

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

Results of Operations

The following discussion of the results of operations constitutes management’s view of the factors that affected the financial and operating performance for the six months ended December 31, 2015 and 2014. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

During the six-month period ended December 31, 2015, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). During the three-month period ended September 30, 2014, the accounts of the Company were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder's equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity. There were no significant fluctuations in the exchange rate for the conversion of AUD to USD after the balance sheet date.

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

Because of the business model improvements, the Company generated revenue of $732,063 during the three-months ended December 31, 2015 compared to $1,038,418 for the same period during the prior fiscal year, and $1,612,367 during the six-months ended December 31, 2015 compared to $1,785,181 for the same period during the prior fiscal year, primarily because of the wind down and reduction of wholesale sales during the September to December 2015 period.

5

Gross profit decreased to $214,911 during the three-months ended December 31, 2015 compared to $456,419 for the same period during the prior fiscal year, and $523,408 for the six-months ended December 31, 2016 from $791,449 in the same period in the prior fiscal year.

The Company began to wind down its wholesale operations in September 2015 and, because of this, wholesale related expenses also began to decrease. SG&A consisting of payroll, selling, marketing and design, e-commerce, retail overhead expenses, administrative (including public Company costs) and occupancy decreased to $337,931 for the three-months to December 31, 2015 compared to $433,541 for the same period the prior fiscal year, and $749,645 for the six-months ended December 31, 2015 compared to $819,332 for the same period the prior fiscal year. Financing costs decreased to $12,299 in the three-month period ended December 31, 2015 from $52,872 for the same period the prior fiscal year, and $27,680 for the six-months ended December 31, 2016 compared to $93,623 for the same period the prior fiscal year.

The Company recorded an EBITDA loss of $67,017 for the three-months to December 31 2015 compared to $26,974 for the same period the prior fiscal year, and a net loss of $215,377 for the three-months ending December 31 2015 compared to $78,632 for the same period the prior fiscal year. The Company recorded an EBITDA loss of $249,360 for the six-month period ended December 31, 2015, compared with an EBITDA loss of $115,217 for the same period the prior fiscal year, and a net loss of $402,724 for the six-month period ended December 31, 2015, compared with a net loss of $216,323 for the same period the prior fiscal year.

Management is pleased with the overall progress of the business, and while small, believe that the business can grow sales significantly and generate high gross and net margins. With fresh equity funding from the Equity Line arrangement signed in February 2017, Management will invest in product development, customer acquisition and marketing, and personnel to grow sales and continue to improve gross margins and operating performance during 2017.

(1)   Note: Based on data obtained from PitchBook and Crunchbase as well as Management discussions with other DVB’s

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit of $1,377,857 at December 31, 2015. We will continue to borrow to acquire inventory and fund sales. The rates at which we can acquire funds will directly impact our ability to operate profitably and generate positive cash flow. In addition to relying upon debt, we will seek to raise equity to support our efforts to grow. There is no assurance that debt or equity financing will be available to us on acceptable terms, if at all, and, in all events, the sale of equity or instruments convertible into equity will dilute the interests of our current shareholders. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

Subsequent to the period ended December 31, 2015, the Company entered into an equity line funding agreement with Spider Investments, LLC to sell up to $1,500,000 of our common stock, subject to certain terms and conditions some of which are out of our control, including the (i) filing and obtaining effectiveness of a registration statement registering the issuance of our shares of common stock under the Act to be issued pursuant to the equity line and (ii) certain volume and other trading conditions of our common stock. The Company plans to file the registration statement within 30 days from the date hereof and to obtain effectiveness thereof as soon as practicable.

During the six months ended December 31, 2015, we used $43,982 of net cash in our operating activities compared with $262,745 of net cash used in the six-month period ended December 31, 2014. During the six months ended December 31, 2015, cash used in financing activities was $202,067, compared with $243,274 of cash provided by financing activities for the six months ended December 31, 2014.

6

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

7

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in “Risk Factors” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

8

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

10