Form 10-K
period 2016-06-30
Banjo & Matilda, Inc.
filed 2017-03-03
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54277

Banjo & Matilda, Inc.
(Exact name of registrant as specified in its charter).

Nevada	27-1519178
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1221 2nd Street #300 Santa Monica, CA	90401
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (855) 245-1613

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's second fiscal quarter ended December 31, 2015 was $423,511.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this Report only:

•	The “Registrant,” “the Company,” “we,” “our,” “us” and similar phrases refer to Banjo & Matilda, Inc., a Nevada corporation which is a reporting company under the Exchange Act.

•

“Banjo & Matilda” and “B&M” refer to the two operating subsidiaries Banjo & Matilda (Australia) Pty Ltd, a corporation organized under the laws of Australia, and Banjo & Matilda (USA), Inc a corporation organized under the laws of Delaware, both wholly-owned subsidiaries of the Registrant.

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

•	“SEC” refers to the Securities and Exchange Commission.

•	“Securities Act” refers to the Securities Act of 1933, as amended.

Item 1. Business

Banjo & Matilda (www.banjoandmatilda.com) is an e-commerce only, direct to consumer, accessible luxury brand targeting high value consumers in the Generation X & Baby Boomer demographics.

Corporate History

Banjo & Matilda, Inc. was originally incorporated in Nevada on December 18, 2009 under the name Eastern World Group, Inc. and changed its name to Banjo & Matilda, Inc. on September 24, 2013 and is now located in Santa Monica, California.

Acquisition of Banjo & Matilda Pty Ltd.

Prior to the acquisition of Banjo & Matilda Pty Ltd. under the Exchange Agreement defined below, we were a development stage company without any operating revenues or earnings. Time and resources of the then-management was dedicated to organize the Registrant, obtaining interim financing, and developing a business plan.

On November 14, 2013, we entered into a share exchange agreement (the “Exchange Agreement”) with Banjo & Matilda Pty Ltd, (“Banjo & Matilda”) and the shareholders of Banjo & Matilda (“B&M Shareholders”). Pursuant to the Exchange Agreement, 100% of the issued and outstanding capital stock of Banjo & Matilda was acquired, making it a wholly-owned subsidiary of ours (the “Transaction”). There was no prior relationship between the Company and its affiliates and Banjo & Matilda and its affiliates.

In consideration for the purchase of 100% of the issued and outstanding capital stock of Banjo & Matilda under the Exchange Agreement, we issued B&M Shareholders an aggregate of 24,338,872 restricted shares of common stock of the Company.

On November 15, 2013, we entered into an employment agreement with the Banjo & Matilda co-founders: Brendan Macpherson, as the chief executive officer of the Registrant, and Belynda Storelli Macpherson, as its chief creative officer. Each employment agreement has an initial term of three years and will automatically renew for an additional term of three years. Either party may elect not to renew the Employment Agreement by written notice delivered to the other party no later than August 30th of the final year of the term. In addition, either employee may terminate the employment agreement upon 30 days written notice.

On July 1st 2015, the operations of Banjo & Matilda Pty Ltd were transferred to Banjo & Matilda (Australia) Pty Ltd. A wholly owned subsidiary of Banjo & Matilda Inc.

Company Overview

Banjo & Matilda was founded by Australian born creative director Belynda Storelli Macpherson in 2009, after an extensive career in publicity, fashion publishing and marketing. Prior companies where Belynda worked include Grazia, Harpers Bazaar and Maddison fashion magazines, major film studios including Warner Brothers, Universal Studios and Columbia Tri-Star Pictures; and, the Australian tourism industry marketing body Tourism Australia. Belynda also founded her own publicity firm “Global Artist” which she successfully sold to a larger group in 2002.

Belynda identified the emerging casualization of the luxury fashion market and combined her passion for cashmere, the Australian beach lifestyle and frustration over the lack of accessible quality cashmere to create a new, more relevant luxury brand. One that was born on line as a direct to consumer e-commerce model thereby eliminating the unnecessary margin's that department and specialty stores take, enabling the brand to focus on a luxury quality product, but without inflated luxury prices. The brands heritage centered on its easy luxury lifestyle of beach, travel, and health and wellness which Australia is best known for has been a key driver in the brands growing popularity and the position it has secured in the market.

General Market issues; Market opportunity

Total global apparel sales reached $1.2T+ in 2015, with total sales expected to grow at 5-6%+ over the next 5 years. The traditional apparel market sales model is experiencing significant challenges due to the structural issues physical store retailers face. Increasing competition and market share taken by e-commerce retailers, overbuilt expensive retail store networks, falling foot traffic, and greater competition and discounting has meant many retailers margins are decreasing, at the same time gross physical store sales are static or declining. There are an increasing number of physical retailers experiencing declining profitability and business failure mostly affected by these issues.

These issues are also negatively impacting traditional apparel and lifestyle brands and not just retailers. Traditional brands rely heavily on the traditional wholesale-to-retail sales model. The cost of higher returns from major retailers who are struggling to sell through product, discounts demanded by retailers to suppliers and brands, and higher bad debts as a result of smaller retailers failing, is driving decreased profitability and failure.

This market is ripe for disruption. E-commerce direct-to-consumer (or vertical) brands can now provide a higher quality product at a lower price than traditional brands by avoiding the traditional retail mark-up taken by department and specialty stores. This proposition provides a significant consumer benefit. Combine the price-to-quality product advantage with sophisticated digital marketing efficiently acquiring and re-engaging customers via online marketing, digitally media rich story-telling, social media and technology, is driving a rapid expansion of the digital vertical brands.

Sales via e-commerce for apparel, luxury and well-being related goods is now the fastest growing sales channel for these consumer segments. Purchasing online has now reached a critical mass which should enable brands like Banjo & Matilda to build a successful large scale direct-to-consumer e-commerce centric business.

Banjo & Matilda is known as a modern luxury brand specializing in luxury quality casual cashmere knitwear which retails for 1/2 to 1/3rd of the price of a traditional luxury brand of similar quality. It has an authentic brand heritage founded in Australia in 2009, encapsulating the iconic surf, sand, sun and healthy living lifestyle that Australia has become known for. Streamlining the production process by partnering with cashmere yarn producers in inner Mongolia (where 98% of the world’s cashmere originates), and manufacturing in specialist factories with deep knitting expertise, the Company sells directly to customers online, avoiding the typical costs of wholesale/retailer mark-up -- conveniently delivering a luxury quality product at an accessible price point.

Our Products

Banjo & Matilda offers a comprehensive line of luxury women's cashmere knitwear including sweaters and pants, and accessories such as cashmere scarves, slippers, eye-masks and travel blankets. Banjo & Matilda also collaborates with high profile artists and celebrities to create exclusive limited edition pieces. In 2015, the Company collaborated with Gwyneth Paltrow and her successful lifestyle blog GOOP, with prior collaborations including singer Bryan Adams, prominent businesswoman, television host, model and actress Elle Macpherson, British artist Tracey Emin and Australian singer/songwriter, model and actress Natalie Imbruglia. The Company is planning to expand its product lines to include broader lifestyle offering of apparel items, home products, menswear, children's apparel, and gifts.

Product Manufacturing

Banjo & Matilda use third party contract manufacturers rather than owning operating low margin manufacturing facilities itself. All yarns and fabrics are sourced from reputable suppliers. Materials used are typically the highest grade that can be sourced. Banjo & Matilda works with various manufacturers at any one time, with two manufacturers each accounting for 10% or more of annual manufacturing costs; however, the Company believes that all of its manufacturers are replaceable without adversely affecting its business. Our manufacturers provide us with the speed to market necessary to respond quickly to changing trends and increased demand. While we believe that we have a good relationship with our manufacturers, we do not have any long-term agreements requiring us to use any manufacturer, and no manufacturer is required to produce our products pursuant to a long-term contract. We regularly secure and test new manufacturing partners and believe that the services of additional, or other, manufacturers and/or suppliers of our fabrics are available.

Product Distribution

The Company was founded as an e-commerce only direct to consumer model – distribution only online via its e-commerce store www.banjoandmatilda.com. In 2012 we opened a “guide store” in Sydney Australia. In 2013 we embarked on a strategic wholesale program to assist driving brand awareness and revenue growth in the Northern Hemisphere markets. Through the 2015 period in conjunction with our relocation to the US, we scaled the wholesale business and operations reaching 200+ retail outlets, stocked in major department stores and key independent boutiques. As a result of the increased overheads and falling gross margins from wholesale sales due to the shifts and issues occurring in the physical retail landscape, the Company withdrew from the wholesale distribution channel in January 2016 to focus on its core e-commerce business model.

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

Intellectual Property

Banjo & Matilda has registered trademarks in Australia and the USA. We believe we own the material trademarks used in connection with the marketing, distribution and sale of all of our products in Australia, the United States, and Europe (and in the other countries in which our products are currently or intended to be either sold or manufactured). We also own the (i) website URL's including and associated to banjoandmatilda.com (as well as banjoandmatilda.au, banjoandmatilda.com, thesweaterexchange.com etc.), (ii) account “@BanjoMatilda” on Twitter, (iii) account “@Banjoandmatilda” on Instagram and (iv) Facebook page “Banjo & Matilda”. We also maintain an account on Pinterest.com.

Employees

As of December 1, 2016, we had 6 employees located in the United States and Australia.

Key Management

In addition to Belynda Storelli Macpherson, the Company considers its CEO, Brendan Macpherson, a key member of its management team. Brendan Macpherson oversees operations, finance, and marketing.

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

Risks Related to Our Business

History of Losses and Expectation of Future Losses

For the fiscal years ended June 30, 2016 and 2015, we had a net loss of $1,115,977 and $2,004,722, respectively, and we expect losses in future periods. There can be no assurance that we will ever become profitable.

Our fiscal 2016 audited financial statements contain a going-concern qualification, raising questions as to our continued existence.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has reported accumulated deficit as of June 30, 2016, of $4,217,982. Further losses are anticipated as we continue in the development stage of our business. We will be dependent upon the raising of additional capital through placement of our equity and/or debt securities in order to implement our business plan. There can be no assurance that we will be successful in either situation in order to continue as a going concern. Failure to raise the required capital to fund operations, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

As a result, in their audit report contained in this Annual Report, our independent auditors expressed substantial doubt about our ability to continue as a going concern. As of the date of this Annual Report, we will require additional funds for fiscal 2017. If we cannot raise these funds, we may be required to cease business operations or alter our business plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Our business plan requires additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

As of June 30, 2016, we had a cash balance of $11,056 and a working capital deficit of $2,241,374. Our net loss of $1,115,977 in the year ended June 30, 2016 was mostly funded by proceeds raised from debt financings.

The Company has entered into an equity line funding agreement with Spider Investments, LLC to sell up to $1,500,000 of our common stock, subject to certain terms and conditions some of which are out of our control, including the (i) filing and obtaining effectiveness of a registration statement registering the issuance of our shares of common stock under the Act to be issued pursuant to the equity line and (ii) certain volume and other trading conditions of our common stock. We plan to file the registration statement within 30 days from the date hereof and to obtain effectiveness thereof as soon as practicable.

We will need to raise working capital of between $2 million to $3 million (or refinance existing short-term debt to long-term debt) to fund operations in 2017. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

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

The departure of our co-founders could have a material adverse effect on our business. We depend on the services and management experience of our co-founders, Belynda Storelli Macpherson and Brendan Macpherson, who have substantial experience and expertise in our business. In particular, Ms. Macpherson has provided design leadership to Banjo & Matilda since its inception. She is instrumental to our marketing and publicity strategy and is closely identified with both our brand and Company. Our ability to maintain our brand image and leverage the goodwill associated with Ms. Macpherson may be damaged if we were to lose her services. We have an employment agreement with Ms. Macpherson, but she has the right to terminate her employment agreement at any time upon 30 days written notice. The employment agreement contains a covenant not to compete, but it is only applicable if her severance payments equal at least $100,000 and is limited to six months’ duration and geographically to within a five-mile radius of any location where we design, manufacture or sell our knitwear. Accordingly, Ms. Macpherson could terminate her employment agreement with us and within a short time engage in a competing business, which could materially adversely affect us. In addition, the leadership of Brendan Macpherson, our Chief Executive Officer, has been a critical element of Banjo & Matilda's success. Mr. Macpherson also has the right, under his employment agreement with us, to terminate his employment at any time upon 30 days written notice. The loss of services of Mr. Macpherson and/or Ms. Macpherson or any negative public perception with respect to, or relating to, the loss of one or more of these individuals could have a material adverse effect on our business, financial condition and operating results.

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

Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results of operations and financial condition. We intend to continue our growth strategy to grow our online customer base and sales, wholesale customer base, expand our product offerings and add retail stores. Our ability to execute this growth strategy is subject to significant risks, some of which are beyond our control, including:

•	the inherent uncertainty regarding general economic conditions;

•	our ability to obtain adequate financing for our expansion plans;

•	the degree of competition in new markets and its effect on our ability to attract new customers; and

•	our ability to recruit qualified personnel, in particular in areas where we face a great deal of competition.

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

We are already highly leveraged and our growth strategies require significant capital investments and may require us to seek external financing, which may not be available on terms favorable to us. Our business operations and growth strategies require substantial capital investments, the availability of which depends on our ability to generate cash flow from operations, borrow funds on satisfactory terms and raise funds in the capital markets. Our ability to arrange for financing to support our capital expenditures and the cost of such financing are dependent on numerous factors, including general economic and capital markets conditions, interest rates and credit availability from banks or other lenders, many of which are beyond our control. In addition, increases in interest rates or the failure to obtain external financing on terms favorable to us will affect our financing costs and our results of operations. We are already highly leveraged and rely on capital contributions and loans from our principal shareholders and third parties. We may not be able to obtain future financing in amounts or on terms acceptable to us. The failure to obtain financing to fund operations, on favorable terms or at all, will have a material adverse effect on our operations and will likely cause us to curtail operations.

Fluctuations in exchange rates could adversely affect our business as well as result in foreign currency exchange losses in our U.S. dollar financials. During the year ended June 30, 2016, the transactions of the Company were denominated in US dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). During the year ended June 30, 2015, the accounts of the Company were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder’s equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction, and valuation can be affected by, among other things, changes in political and economic conditions and U.S. and Australian foreign exchange policies.

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

There is a limited public trading market for our common stock, which may have an unfavorable impact on our stock price and liquidity. Our common stock is not listed on any exchange; it is quoted on the OTCPink quotation service. As of the date of this Form 10-K, our trading symbol has a “stop” designation meaning that we currently do not provide disclosure. We plan to bring our public disclosure current and to use our best efforts to remove this “stop” designation. We have not engaged a broker-dealer to make a market in our common stock. There has been a limited trading market for our common stock in the past and there can be no assurance that a trading market in our shares of common stock will develop and be sustained. The trading market for securities of companies quoted on the OTCPink or other quotation systems is substantially less liquid than the average trading market for companies listed on Nasdaq or a national securities exchange. The quotation of our shares on the OTCPink or other quotation system may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. Holders of our common stock should be willing to hold onto their shares for a long period of time.

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

The Registrant's board of directors designated a series of preferred stock without shareholder approval that has voting rights that adversely affect the voting power of holders of the Registrant's common stock and may have an adverse effect on its stock price. The Registrant's Certificate of Incorporation provides for the authorization of 100,000,000 shares of “blank check” preferred stock. Pursuant to our Articles of Incorporation, the Registrant's Board of Directors is authorized to issue such “blank check” preferred stock with rights that are superior to the rights of stockholders of the Registrant's common stock, including a conversion price then approved by our Board of Directors, which conversion price may be substantially lower than the market price of shares of the Registrant's common stock, without stockholder approval. In connection with the Registrant's employment agreement with its Chief Executive Officer, Brendan Macpherson, the Board of Directors authorized 1,000,000 shares of preferred stock with each share having 100 votes until Mr. Macpherson's employment agreement expires or terminates. The Registrant issued the 1,000,000 shares of preferred stock to Mr. Macpherson pursuant to his employment agreement and, upon the filing of a certificate of designation for such preferred shares and the subsequent issuance of such shares, Mr. Macpherson gained voting control of the Registrant, which has a negative effect on the voting power of the holders of the Registrant's common stock and may cause its stock price to decline.

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

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements. As a public company, we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Our management is not familiar with the United States securities laws. Our management is generally unfamiliar with the requirements of the United States securities laws, our Chief Executive Officer and Chief Financial Officer, Brendan Macpherson, does not possess accounting expertise which could adversely impact our ability to comply with legal, regulatory, and financial reporting requirements under the U.S. securities laws. Our management may not be able to implement programs and policies in an effective and timely manner to adequately respond to such legal, regulatory and reporting requirements, including the establishment and maintenance of internal control over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Exchange Act, which are necessary to maintain public company status, and could result in investigations by the Securities and Exchange Commission, and other regulatory authorities that could be costly, divert management's attention and disrupt our business. If we were to fail to fulfill those obligations, our ability to operate as a public company would be in jeopardy, in which event you could lose your entire investment in our Company. The Company utilized a third-party consultant to help with reporting in accordance with US GAAP and filing with SEC.

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

Our common stock is considered “a penny stock” and, as a result, it may be difficult to trade a significant number of shares of our common stock. The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Since our common stock has been eligible for quotation on the OTC markets (such as the bulletin board), the market price of our common stock has been less than $5.00 per share. We expect the market price for our common stock will remain less than $5.00 per share for the foreseeable future and, therefore, may be a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares. In addition, because our stock is quoted on the OTC markets, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

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

Item 2. Properties

The Company currently subleases facility in Santa Monica United States as its principle operational headquarters and executive offices on an as needed basis. Banjo & Matilda (Australia) Pty Ltd leases a 1,076 square foot retail store located at 76 William Street, Paddington, New South Wales, Australia. Banjo & Matilda leases these premises on a month to month basis. The monthly fixed rent for this space is approximately $3,471 per month. Management believes that the facilities are adequate for the Company's current needs and for the foreseeable future. In addition, management believes the terms of the leases are consistent with market standards and were arrived at through arm's-length negotiation.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCPink quotation under the symbol “BANJ.”

Shares of our common stock have historically been thinly traded, and currently there is no active trading market for our common stock. As a result, our stock price as quoted by the OTCPink may not reflect an actual or perceived value. The following table sets forth the approximate high and low bid prices for our common stock for the last two fiscal years and interim periods. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Bid	Low Bid

July 1, 2016 through September 30, 2016	$0.035	$0.0162
October 1, 2016 through December 31, 2016	$0.035	$0.0216

Period	High Bid	Low Bid

July 1, 2015 through September 30, 2015	$0.09	$0.02
October 1, 2015 through December 31, 2015	$0.08	$0.02
January 1, 2016 through March 31, 2016	$0.08	$0.02
April 1, 2016 through June 30, 2016	$0.035	$0.02

Period	High Bid	Low Bid

July 1, 2014 through September 30, 2014	$0.37	$0.20
October 1, 2014 through December 31, 2014	$0.35	$0.10
January 1, 2015 through March 31, 2015	$0.12	$0.01
April 1, 2015 through June 30, 2015	$0.20	$0.04

Our Transfer Agent

We have appointed Olde Monmouth Stock Transfer Company, with offices at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716, phone number 732-872-2727, as transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of December 31, 2016, there are approximately 129 holders of record of our common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so in the foreseeable future.

Penny Stock Regulations

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The Registrant's common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

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

Consequently, until the Company becomes current in its Exchange Act filings, holders of the Registrant's common stock cannot rely on Rule 144 to sell restricted shares of common stock, and may do so then only if we have then filed all required Exchange Act reports during the preceding 12 months.

Securities Authorized for Issuance under Equity Compensation Plans

The Registrant does not have any equity compensation plans and accordingly there are no shares authorized for issuance under an equity compensation plan.

Issuer Purchases of Our Equity Securities

In July 2014, the Company issued 55,200 shares of the Company stock for $13,800 or $0.25 per share to an individual investor.

In October 2014, the Company issued (i) 5,833,333 shares of the Company stock to the original shareholders of Banjo & Matilda Pty Ltd related to the merger and reorganization based on the original agreement, and (ii) 92,593 shares of common stock to an individual for compensation from Banjo Australia, valued at $15,339 or approximately $0.17 per share.

In November 2014, the Company issued 25,000 shares of common stock to an individual in exchange for interest expense. The shares were valued at $5,000 or $.25 per share.

During the quarter ended March 31, 2015, the Company converted $92,800 of convertible debt into 3,345,537 shares of common stock at prices from $0.02 to $0.0901 per share.

During the quarter ended March 31, 2015, the Company issued 400,000 shares of the Company stock for $60,000 or $0.15 per share for consulting services.

During the first and second quarter of 2015, the Company issued 21,039,970 shares of the Company stock for $450,799 or approximately $0.02 per share to five investors.

During the year ended June 30, 2016, the Company issued 500,000 shares of the Company’s common stock for settlement of an outstanding vendor balance amounting to USD $27,123.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained in to Section 4(a)(2) of the Securities Act, Regulation D under the Securities Act and Regulation S under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. Except as described in this prospectus, none of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

Financial Results

The following discussion of the results of operations constitutes management's review of the factors that affected the financial and operating performance for the fiscal years ended June 30, 2016 and 2015. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

During the year ended June 30, 2016, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). During the year ended June 30, 2015, the accounts of the Company were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder's equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity. There were no significant fluctuations in the exchange rate for the conversion of AUD to USD after the balance sheet date.

Executive summary

The fiscal year 2016 represented a strategic transition period for the Company. While the Company started in 2009 as an e-commerce only brand, it embarked upon a strategic brand building wholesale distribution program in 2013. In 2015 the Company made the decision to exit this distribution channel due to the increasing issues brands like Banjo & Matilda were facing in working with retailers via wholesale. The Company experienced lower margins, carried higher risks and viewed an uncertain future due to the increasing difficulties occurring in the physical retail landscape. In 2016 the Company began to focus fully on its higher value, higher margin, lower risk direct-to-consumer e-commerce centric business model. By initiating this change, we believe that the Company is now much better positioned to build a sustainable, and significantly more valuable business. However, in the short term this revised strategy necessitates a reduction of sales revenue from the wholesale channel. Commensurately, the Company’s wholesale related overheads have been eliminated thereby substantially reducing total overheads. In the medium term, this sales decline should be reversed via growth from the direct to consumer e-commerce model. In 2017 the Company plans to grow and scale its new e-commerce centric business model. To do this the Company plans to raise capital to invest in marketing and customer acquisition, technology, people, product development and inventory.

Even though the Company incurred losses in wholesale during fiscal 2016, we considered this an investment in building a US e-commerce customer base. Although we have made the decision to forego unprofitable revenue in the short term in wholesale, the wholesale business we built was instrumental in positioning us as an e-commerce business & brand in the USA by exposing our brand to key retailers, customers and the press and to capitalize on the growth of digitally native, vertically integrated brands.

We believe that we have a growing brand awareness and a high value customer base, a pipeline of developed product, and 7 years of experience in product development, sourcing, e-commerce, and operations. We believe that we can efficiently deploy future capital injected to maximize e-commerce sales and build firm value.

In 2017 we expect to see further positive results of the migration to the new digital business model including significantly higher gross margins, lower overheads, increased sales and improved overall profitability.

Banjo & Matilda. A new, more relevant modern luxury brand

Over the past few years the apparel industry has begun to be disrupted by newer, more relevant e-commerce enabled vertical brands who can provide a similar quality product to traditional brands but at lower prices.

As the Company experienced the impact of the deteriorating physical retail market and the emergence of successful digitally native brands, the Company saw the opportunity to fully capitalize on a gap in the market where there is demand for luxury quality products, but at more accessible prices, increase even further than first identified in 2009 when the brand was born. To enable the Company to take full advantage of this opportunity it exited its wholesale business to enable it to solely focus on its e-commerce business model.

By selling directly to the consumer via its e-commerce platform the Company eliminated the unnecessary wholesale/retailer mark-up thereby enabling the Company to sell their luxury quality products at a fraction of what traditional luxury brands do. This creates a compelling value proposition for consumers and therefore ultimately drives higher sales demand and potential than the traditional pricing model.

By focusing primarily on targeting the underserved “Gen X” power spending consumer as well as the digitally native millennial emerging consumer, the Company’s customer unit economics including average order value, gross margins, and customer life time value are higher than fast fashion and non-premium brands. For an e-commerce business model these superior metrics are crucial in developing a profitable and valuable business model.

Other vital benefits of this model are that the Company can now instigate a much quicker product development and deployment cycle which generates higher sales. Releasing products weekly without restriction from the traditional “seasonal” sales model designed to meet the wholesale market needs where collections are only designed four times a year means that continuous fresh product drives continuous engagement and more opportunities to generate sales. The digital data rich customer relationship enables it to also better identify products which customers are more likely to purchase, and develop a deeper more customer centric relationship which the Company can act upon without restriction. The combination of creating a traditional luxury quality sensibilities, with a new digitally centric business model creates an unprecedented opportunity to create a highly valuable and sustainable brand and business.

2016 Financial Highlights

As a result of this shift to an e-commerce centric business, the Company decreased 2016 sales by 17% to $2,285,361 from $2,756,459 driven by the Company’s exit from its wholesale operations. Commensurately, overheads which were primarily related to the wholesale business decreased by 44%. Further, we reduced spending on corporate overhead by 20% and interest expense by 12%. Inventory vs sales ratio was reduced, therefore reducing future working capital requirements by increasing inventory turnover.

E-commerce

Online sales decreased 8% as a result of discounting excess wholesale stock, reduced inventory of key lines and a decrease in overall marketing resources and spend.

Retail “Guide Store”

Store “Guide Store” sales decreased 13% as a result of reduced available inventory. We maintain our store in Paddington Australia because of the higher margin retail sales and we continue to use the resources to manage Australian customer support for online sales, and where possible local shipping & returns to/from Australian based customers, which comprises a meaningful portion of overall revenue. We also use this store as a customer touch point and to test customer feedback to new products which is a useful input into our design team. We may open more “Guide Store” in the future once we are appropriately capitalized.

Wholesale

Wholesale sales decreased 22% as a result of exiting the wholesale business as described above.

Gross Margins

During the 2016 fiscal year, gross margins decreased 2% from 35% to 33%. as we cleared aged inventory and closed our wholesale accounts and orders. With the withdrawal from the wholesale business channel, we have seen margins improve significantly. In addition, we have implemented other opportunities to improve margins:

•	In January 2016, we adjusted our Australian RRP price points to be 25% higher in nominal terms to our USD RRP's which should increase future gross margins.

•	Planned expansion of product lines with naturally higher gross margins will increase overall average margins when these are released.

Expenses

During the 2016 fiscal year, total operating expenses decreased 40% from $2,636,568 to $1,576,872 which includes one-time expenses, finance costs, public company, depreciation and amortization: The key reasons for this decrease was:

•	Reduction in selling & marketing expenses; and

•	Reduction in finance and corporate expenses.

Extraordinary Items

During the three months to June 2016, as part of the Company’s exit from its wholesale operations, we wrote down a net value of $198,769 of Accounts Receivables.

EBITDA & Net Income

Removing the impact of extraordinary expense adjusted Net Income was $917,208 and EBITDA was $615,288.

Liquidity and Capital Resources

As of June 30, 2016, we had a cash balance of $11,056 and a working capital deficit of $2,241,374. Our net loss of $1,115,977 in the year ended June 30, 2016 was mostly funded by proceeds raised from debt financings. We will need to raise working capital of between $2 million to $3 million (or refinance existing short-term debt to long-term debt) to fund operations. The Company has entered into an equity line funding agreement with Spider Investments, LLC to sell up to $1,500,000 of our common stock, subject to certain terms and conditions some of which are out of our control, including the (i) filing and obtaining effectiveness of a registration statement registering the issuance of our shares of common stock under the Act to be issued pursuant to the equity line and (ii) certain volume and other trading conditions of our common stock. We plan to file the registration statement within 30 days from the date hereof and to obtain effectiveness thereof as soon as practicable. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

During the twelve months ended June 30, 2016, our operating activities provided $230,245 of net cash compared to using $1,193,455 of net cash flow in our operating activities for the year ended June 30, 2015. This difference primarily resulted from our larger investment in inventory, including deposits for purchases in 2015, as well as an increase in trade payables during 2016.

During the twelve months ended June 30, 2016, net cash used in financing activities was $579,523 consisted primarily of net trade financing compared with $1,526,356 of net cash provided by financing activities in the fiscal year ended June 30, 2015 comprised primarily of net equity and net debt proceeds.

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

Exchange Gain (Loss)

During the year ended June 30, 2016, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US$ on the date of transaction and the exchange gains or losses were recorded in the statement of operations. During the year ended June 30, 2015, the transactions of the Company were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the year ended June 30, 2016, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). During the year ended June 30, 2015, the accounts of the Company were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder's equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity. There were no significant fluctuations in the exchange rate for the conversion of AUD to USD after the balance sheet date.

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

There were no other new accounting pronouncements during the year ended June 30, 2016 that we believe would have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The financial statements start on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dismissal of Lichter, Yu & Associates, Inc. as Principal Accountant

On August 10, 2015, we advised Lichter, Yu & Associates, Inc. (“LY”), engaged on January 14, 2014, that it had been dismissed as our independent registered public accounting firm. The dismissal of LY was approved by our Board of Directors.

LY audited our consolidated financial statements as at and for the years ended June 30, 2014 and 2013, and their report thereon did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

Engagement of Farber Hass Hurley LLP as Principal Accountant

On August 10, 2015, we engaged Farber Hass Hurley LLP (“FHH”) as our registered independent public accountants for the fiscal year ended June 30, 2015. The decision to engage FHH was approved by our Board of Directors.

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

At June 30, 2016, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Brendan Macpherson our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2016, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

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

Our management has conducted an evaluation, under the supervision and with the participation of Brendan Macpherson our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of June 30, 2016. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Brendan Macpherson concluded that our internal controls over financial reporting are not effective due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our material weaknesses relate to the following:

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The Board is comprised of Brendan Macpherson and Belynda Storelli Macpherson, the co-founders of Banjo & Matilda. In addition to serving on the Board of Directors, Brendan Macpherson has been elected as Chief Executive Officer, and Secretary of the Registrant and Belynda Storelli Macpherson has been elected Chief Creative Officer of the Registrant.

The following sets forth information about our directors and executive officers:

Name	Age	Position
Brendan Macpherson	45	Chief Executive Officer, Chief Financial Officer, Secretary and Director

Belynda Storelli Macpherson	41	Chief Creative Officer and Director

Brendan Macpherson is a co-founder of Banjo & Matilda. Mr. Macpherson has served as chief executive officer of Banjo & Matilda since January 2013 and he was the executive director from May 2009 to October 2009. From April 2009 until June 2013, he was the chief marketing officer for Pie Face Pty Ltd. which operates bakery and café stores in Australia. From June 2002 until January 2009, he was chief executive officer of Brightstars Education, the largest educator of children's performing arts in Australia. He also served on the board of directors and chief executive officer of Artist & Entertainment Group Limited, an ASX (Australia) listed company. Mr. Macpherson has a history of successful startups, growth and exits of businesses in media, technology, education and retail.

Belynda Storelli Macpherson is a co-founder of Banjo & Matilda. Ms. Macpherson has been the creative director of Banjo & Matilda since May 2009 and she began Banjo & Matilda in May 2008. Prior to founding Banjo & Matilda, Ms. Macpherson had an extensive career in publicity, fashion publishing and marketing. Prior company's where Belynda worked include Grazia, Harper’s Bazaar and Maddison fashion magazines, major film studios including Warner Brothers, Universal Studios and Columbia Tri-Star Pictures; and, the Australian tourism industry marketing body Tourism Australia. Belynda also founded her own publicity firm “Global Artist” which she successfully sold to a larger group in 2002.

There are no family relationships among our directors or executive officers, except that Mr. Macpherson is the husband of Ms. Macpherson.

Each of our Directors is elected annually and serves until his/her successor is duly elected and qualified or until his/her earlier death, resignation or removal. Our officers are elected annually and serve at the discretion of our Board of Directors.

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

Disclosure Committee

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Registrant's board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to our fiscal year ended June 30, 2016.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth information concerning the compensation paid by the Company for the fiscal years ended June 30, 2016 and June 30, 2015 to those persons who were, at June 30, 2016, (i) the chief executive officer, (ii) the chief financial officer, (iii) all executive officers and (ii) the other most highly compensated executive officers of Banjo & Matilda, whose total compensation was in excess of $100,000 (the “named executive officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Brendan Macpherson	2016	$156,237	$0	$0	$0	$0	$0	$0	$156,237
Chief Executive Officer	2015	$147,393	$0	$0	$0	$0	$0	$0	$147,393

Belynda Storelli Macpherson, Chief	2016	$115,731	$0	$0	$0	$0	$0	$0	$115,731
Creative Officer	2015	$109,180	$0	$0	$0	$0	$0	$0	$109,180

Compensation of Directors

The Registrant did not pay and cash or other compensation to its directors for the years ended June 30, 2016 and June 30, 2015.

Outstanding Equity Awards at Fiscal Year End

For the year ended June 30, 2016, no director or executive officer has received compensation from the Registrant pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

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

Option Exercises and Fiscal Year-End Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2016, or held any outstanding stock options as of June 30, 2016.

Incentive Plan

The Registrant does not have any equity compensation plans.

Employment Agreements

Brendan Macpherson Employment Agreement

Under his employment agreement, Mr. Macpherson is engaged as our chief executive officer with a current base salary of $160,787. His base salary will be increased by at least six percent each January 1 during the term of the employment agreement. The agreement provided that Mr. Macpherson received a signing bonus of 1,000,000 shares of preferred stock. During the term of his employment agreement, the preferred stock issued to Mr. Macpherson has super voting rights of 100 votes for every share of preferred stock he owns. Upon the expiration or termination of his employment agreement, all of the preferred shares issued to Mr. Macpherson will automatically be cancelled and returned to authorized but unissued preferred stock.

Mr. Macpherson is entitled to receive health and life insurance pursuant to his employment agreement.

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

Mr. Macpherson may terminate his employment agreement upon thirty days' written notice (or such shorter period if agreed to by the Registrant). The Registrant may terminate the employment agreement with Mr. Macpherson with or without cause upon 180 days’ prior notice. Upon any termination of the employment agreement by the Registrant, Mr. Macpherson is entitled to receive as severance fifty percent (50%) of the total salary compensation he would have been entitled to receive for the reminder of the term of the employment agreement.

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

Upon any termination or expiration of the employment agreement, if Mr. Macpherson will receive severance payments of at least $150,000, he will be subject to non-compete and non-solicitation restrictions for a period of six months after such expiration or termination. The non-compete will apply to any area within five miles of any location where the Registrant designs, manufactures or sells premium contemporary knitwear.

Belynda Storelli Macpherson Employment Agreement

Under her employment agreement Ms. Macpherson is engaged as our chief creative officer with a base salary of $119,102. Her base salary will be increased by at least six percent each January 1 during the term of the employment agreement.

Ms. Macpherson receives health and life insurance pursuant to her employment agreement. In the event that Ms. Macpherson and the Registrant determine not to pay Ms. Macpherson's base salary in cash, her unpaid salary will accrue interest at the rate of 12% per annum (which interest shall be paid in cash). Ms. Macpherson has the option to convert her unpaid salary into shares of the Registrant's common stock. The conversion price will equal 50% of the Registrant's average closing bid price for the thirty-day period prior to the Registrant's receipt of a conversion notice from Ms. Macpherson.

Ms. Macpherson may terminate her employment agreement upon thirty days' written notice (or such shorter period if agreed to by the Registrant). The Registrant may terminate the employment agreement with Ms. Macpherson with or without cause upon 180 days’ prior notice. Upon any termination of the employment agreement by the Registrant, Ms. Macpherson is entitled to receive as severance fifty percent (50%) of the total salary compensation she would have been entitled to receive for the reminder of the term of the employment agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2016 by:

•	each person known to us to be the beneficial owner of more than 5% of our common stock

•	each named executive officer

•	each of our directors; and

•	all of our executive officers and directors as a group

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Banjo & Matilda, Inc., 1221 2nd St, Santa Monica, CA, 90401 USA, Australia. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws, where applicable.

As of December 31, 2016, there was a total of 60,223,116 shares of common stock outstanding.

Name and Address	Shares Owned		Percent of Class
Brendan Macpherson Belinda Storelli Macpherson (Jibon Trust)	18,551,916	(1),(2)	31.8%

Raymond Key 396 Ladies Mile Lane Lake Hayes, Queenstown New Zealand 9304	19,095,639	(3)	32.7%

All directors & officers as a group (2 persons)	18,551,916	(1)(2)	31.8%

_______________

(1) Shares are held by Jibon Trust of which Brendan Macpherson is the trustee. Does not include 1,000,000 shares of super-voting preferred stock issued to Mr. Macpherson under his employment agreement.

(2) Consists of shares held by Jibon Trust of which Brendan Macpherson, Ms. Macpherson's husband, is the trustee.

(3) Gives no effect to shares issuable upon conversion of convertible note owned by Mr. Kay.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In July 2013, Banjo & Matilda entered into a loan facility agreement with Harboursafe Holdings, an affiliate of our chief executive officer. As of June 30, 2016, the principal amount owed under the loan facility was $183,269, bearing interest at the rate of 3% per annum (an aggregate of $29,653 of accrued interest as of June 30, 2016), which loan has matured and is currently due on demand. To secure the loan, Banjo & Matilda granted Harboursafe Holdings a security interest in the intellectual property acquired by Banjo & Matilda under the intellectual property sale agreement pursuant to which Banjo & Matilda acquired numerous clothing designs from Harboursafe Holdings.

In November 2013, Raymond Key made an unsecured loan to Banjo & Matilda. The loan matured in December 2013, and in January 2014, the Company issued Raymond Key a one-year secured convertible note in the principal amount of $250,000 (the “Convertible Note”) in consideration of the rollover of the November 13, 2013 note and an additional loan of $150,000. As of June 30, 2016, the Company owed Mr. Key a principal amount of $387,329, and the Convertible Note bears interest at the rate of 9% per annum (an aggregate of $50,709 of accrued interest was also owed as of June 30, 2016). All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of $.05 per share. The Company's obligation under the Convertible Note is secured by a first lien on substantially all of its assets, including its inventory, receivables, trademarks and trade names.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Farber Hass Hurley LLP for professional services rendered for the fiscal years ended June 30, 2016 and 2015:

	Fiscal Year Ended
	June 30, 2016	June 30, 2015
Audit Fees	$32,000	$22,000
Audit Related Fees	-
Tax Fees	-	-
All Other Fees	-
	$32,000	$22,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

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

Our Board of Directors has reviewed and discussed with Farber Hass Hurley LLP, our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2016 and 2015. The Board of Directors also has discussed with Farber Hass Hurley LLP the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Farber Hass Hurley LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Farber Hass Hurley LLP its independence from our company.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2016 for filing with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements

The audited consolidated balance sheet of the Company and its subsidiaries as of June 30, 2015 and June 30, 2014, the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, the footnotes thereto, and the report of Farber Hass Hurley, LLP, independent auditors, are filed herewith.

(2)	Financial Statement Schedules: None

(3)	Exhibits:

Exhibit Number	Description

3.1	Banjo & Matilda Pty Ltd Certificate of Registration (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 18, 2013).

3.2	Articles of Merger (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on November 18, 2013).

3.3	Banjo &Matilda (USA) Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 18, 2013).

3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1 filed on January 25, 2010).

4.1	Stock Certificate Specimen (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1 filed on January 25, 2010).

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

27

10.6

Employment Agreement, dated November 15, 2013, by and between the Registrant and Brendan Macpherson (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on November 18, 2013).

10.7

Employment Agreement, dated November 15, 2013, by and between the Registrant and Belynda Storelli Macpherson (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on November 18, 2013).

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

10.13	Trade Facility with Sallyport Commercial Finance dated August 14, 2014 (to be filed by Amendment)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on February 15, 2011).

14.2	Disclosure Committee Charter (incorporated by reference to Exhibit 99.3 to the Form 10-K filed on February 15, 2011).

14.3	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to the Form 10-K filed on February 15, 2011).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Current Report on Form 8-K filed on November 18, 2013).

31.1 (1)

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

_________

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANJO & MATILDA, INC.

Dated: March 3, 2017	By:	/s/ Brendan Macpherson
Brendan Macpherson
President, Chief Executive Officer
(principal executive officer)
and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on March 3, 2017.

Signature	Title

/s/ Brendan Macpherson	President, Chief Executive Officer, a Director
Brendan Macpherson	(Principal Executive Officer)
and Chief Financial Officer (Principal Financial and
Accounting Officer)

/s/ Belynda Storelli Macpherson	Chief Creative Officer and a Director
Belynda Storelli Macpherson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BANJO & MATILDA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Banjo & Matilda, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Banjo & Matilda, Inc. as of June 30, 2016 and 2015, and the related statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2016. Banjo & Matilda, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Banjo & Matilda, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Banjo & Matilda, Inc. will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Farber Hass Hurley LLP

Chatsworth, CA

March 3, 2017

BANJO & MATILDA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,056	$362,668
Trade receivables, net	2,870	180,289
Inventory, net	102,427	174,792
Deposit on purchases	1,153	357,804
Other assets	-	5,550
TOTAL CURRENT ASSETS	117,506	1,081,103

NON-CURRENT ASSETS
Intangible assets, net	38,269	45,011
Deferred financing costs, net	31,407	47,107
Other receivable	-	66,952
Property, plant and equipment, net	11,976	12,139
TOTAL NON-CURRENT ASSETS	81,652	171,208

TOTAL ASSETS	$199,157	$1,252,311

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Trade and other payables	$1,008,772	$633,394
Deposit payable	4,621	1,159
Trade financing	249,720	779,653
Accrued interest	236,398	69,824
Loans payable	306,092	229,288
Loan from related parties	183,269	217,855
Convertible loan from related parties (net of related discount)	370,008	-
TOTAL CURRENT LIABILITIES	2,358,880	1,931,172

NON-CURRENT LIABILITIES
Loans payable (net of related discount) (net of current portion)	325,137	563,357

TOTAL LIABILITIES	2,684,017	2,494,529

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and 58,823,116 and 58,323,116 shares issued and outstanding, respectively	588	583
Additional paid in capital	1,632,517	1,759,187
Other accumulated comprehensive gain	100,007	100,007
Accumulated deficit	(4,217,982)	(3,102,005)
TOTAL STOCKHOLDERS' DEFICIT	(2,484,860)	(1,242,219)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$199,157	$1,252,311

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	June 30, 2016	June 30, 2015

Revenue	$2,285,361	$2,756,459
Cost of sales	1,531,784	1,796,433
Gross profit	753,577	960,026

Payroll and employee related expenses	820,973	850,879
Operating expense	148,901	267,537
Marketing expense	136,580	377,496
Samples & design expense	45,618	488,324
Occupancy expenses	78,089	73,085
Depreciation and amortization expense	9,239	7,166
Finance Charges	29,672	187,038
Corporate and public company expense	307,800	385,044
	1,576,872	2,636,568
Loss from operations	(823,295)	(1,676,543)

Other Income (Expense)
Other income	28,637	-
Amortization of debt discount	(69,808)	(42,358)
Interest expense	(251,511)	(285,821)
Total Other Expense	(292,682)	(328,179)

Loss before income tax	(1,115,977)	(2,004,722)

Provision for income taxes	-	-

Net loss	$(1,115,977)	$(2,004,722)

Net loss per share
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

Weighted average number of shares outstanding:
Basic	58,772,431	40,510,007
Diluted	58,772,431	40,510,007

The accompanying notes are an integral part of these consolidated financial statements

F-4

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	June 30, 2016	June 30, 2015
Net loss	$(1,115,977)	$(2,004,722)

Other comprehensive income
Foreign currency translation	-	43,686
Total other comprehensive income	-	43,686

Comprehensive loss	$(1,115,977)	$(1,961,036)

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

					Additional
	Common Stock		Preferred Stock		Paid in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit

Balance June 30, 2014	27,886,484	$279	1,000,000	$10	$836,273	$56,321	$(1,097,283)	$(204,400)

Adjustments to share issuances	(375,000)	(4)	-	-	(94,996)	-	-	(95,000)

Issuance of share capital at merger	5,833,332	58	-	-	(58)	-	-	-

Share issued	21,095,170	211	-	-	464,388	-	-	464,599

Debt Discount	-	-	-	-	380,280	-	-	380,280

Conversion of debt to equity	3,390,537	34	-	-	97,766	-	-	97,800

Shares Issued in exchange for services	492,593	5	-	-	75,533	-	-	75,538

Net (loss) income for the year ended June 30, 2015	-	-	-	-	-	43,686	(2,004,722)	(1,961,036)

Balance June 30, 2015	58,323,116	$583	1,000,000	$10	$1,759,187	$100,007	$(3,102,005)	$(1,242,218)

Conversion of debt to equity	500,000	5	-	-	27,118	-	-	27,123

Change in debt discount on modification of debt	-	-	-	-	41,467	-	-	41,467

Change in estimate of debt discount	-	-	-	-	(195,254)	-	-	(195,254)

Net (loss) income for the year ended June 30, 2016	-	-	-	-	-	-	(1,115,977)	(1,115,977)

Balance June 30, 2016	58,823,116	$588	1,000,000	$10	$1,632,517	$100,007	$(4,217,982)	$(2,484,860)

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	June 30, 2016	June 30, 2015

Net loss	$(1,115,977)	$(2,004,722)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	2,497	522
Amortization	6,742	6,644
Effect of exchange rate changes on cash and cash equivalents	-	43,686
AR allowance	198,768	140,870
Inventory Reserve	-	17,258
Shares issued in exchange for services	-	75,538
Debt discount amortization	69,808	42,358
Amortization of deferred finance fee	15,700	-
(Increase) / decrease in assets:
Trade receivables	(21,349)	12,015
Inventory	72,365	438,185
Deposit on Purchases	356,651	(357,804)
Other assets	5,550	2,662
Other receivable	66,952	61,276
Increase/ (decrease) in current liabilities:
Trade payables and other liabilities	402,502	272,657
Accrued interest	166,574	56,789
Deposits payable	3,462	(1,388)
Net cash provided by (used in) operating activities	230,245	(1,193,455)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,334)	(3,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	369,599
Net proceeds (net payments) on related party loan	(245,190)	94,773
Net proceeds from loan payables	195,600	597,074
Deferred Financing Costs	-	(47,107)
Net trade financing	(529,933)	512,016
Net cash provided by (used in) financing activities	(579,523)	1,526,356

Net increase (decrease) in cash and cash equivalents	(351,612)	329,301

Cash and cash equivalents at the beginning of the period	$362,668	$33,367

Cash and cash equivalents at the end of the period	$11,056	$362,668
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$98,447	$156,303

SUPPLEMENTAL DISCLOSURES FOR NON CASH:
FINANCING AND INVESTING ACTIVITIES

Debt converted to equity	$27,123	$97,800

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

Exchange Gain (Loss)

During the year ended June 30, 2016, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US$ on the date of transaction and the exchange gains or losses were recorded in the statement of operations. During the year ended June 30, 2015, the transactions of the Company were denominated in foreign currency and were recorded in Australian dollar (AUD) at the rates of exchange in effect when the transactions occurred. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the year ended June 30, 2016, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). During the year ended June 30, 2015, the accounts of the Company were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder's equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity. There were no significant fluctuations in the exchange rate for the conversion of AUD to USD after the balance sheet date.

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

At June 30, 2016 and 2015, the Company had not taken any significant uncertain tax positions on its tax returns for period ended June 30, 2015 and prior years or in computing its tax provision for 2016. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from the period ended June 30, 2012 to the present, generally for three years after they are filed.

The Company has been behind in filing its payroll tax returns and sales tax returns. The Company has recorded $6,318 as penalties for the late payment of taxes in the accompanying financials.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2016 and 2015, the Company had $11,056 and $362,668 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowances for doubtful accounts as of June 30, 2016 and June 30, 2015 are $147,870 and $140,870 respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2016 and June 30, 2015, the Company had outstanding balances of Finished Goods Inventory of $102,427 and $174,792 respectively.

For the years ended June 30, 2016 and June 30, 2015, a reserve for Estimated Inventory Charges in the amount of $17,258 was established.

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

As of June 30, 2016 and June 30, 2015, Plant and Equipment consisted of the following:

	June 30	June 30
	2016	2015
Property, plant & equipment	$31,378	$29,044
Accumulated depreciation	$(19,402)	$(16,905)
	$11,976	$12,139

Depreciation was $2,497 and $522 for the years ended June 30, 2016 and 2015, respectively.

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

As of June 30, 2016 and 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for years ended June 30, 2016 and 2015:

	June 30	June 30
Basic and diluted	2016	2015
Net (loss) income	$(1,115,977)	$(2,004,722)

Weighted average number of shares in computing basic and diluted net (loss) income

Basic	58,772,431	40,510,007
Diluted	58,772,431	40,510,007

Net (loss) income per share basic and diluted
Basic	$(0.02)	$(0.05)

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.

Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of June 30, 2016.

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

There were no other new accounting pronouncements during the year ended June 30, 2016 that we believe would have a material impact on our financial position or results of operations.

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

The allowances for doubtful accounts as of June 30, 2016 and June 30, 2015 are $147,870 and $140,870 respectively.

Note 4 – INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2016 and 2015:

	June 30	June 30
	2016	2015
Website	$60,781	$60,781
Accumulated amortization	$(22,512)	$(15,770)
	$38,269	$45,011

The intangible assets are amortized over 1 to 10 years. Amortization expense was $6,742 and $6,644 for the years ended June 30, 2016 and 2015 respectively.

Note 5 – TRADE AND OTHER PAYABLES

As of June 30, 2016 and 2015, trade and other payable are comprised of the following:

	June 30	June 30
	2016	2015
Trade payable	$593,009	$463,106
Officer compensation	$83,739	$-
Payroll payable	$19,636	$-
Payroll taxes	$168,498	$91,018
Employee benefits	$88,097	$82,671
Other liabilities	$55,793	$(3,402)
	$1,008,772	$633,393

Note 6 – TRADE FINANCING

The Company has a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $150,000 at an interest rate of 20.95% per annum. The Company reached a settlement with its obligation with the entity in the amount of AUD $165,523. The amount is to be paid through application of its EMDG grant and up to 25% of the Company's store sales in Australia. All of the amounts referenced are in Australian dollars. As of June 30, 2016 and 2015, the Company had outstanding balances of USD $72,936 and $112,436, respectively.

On August 14, 2014, the Company entered into a trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing. As of June 30, 2016 and June 30, 2015, the Company had an outstanding balance of $176,783 and $646,078, respectively.

On November 20, 2014, the Company entered into a new retail trade finance agreement with an entity in Australia for AUD $75,000 with 100 equal payments of AUD $871.80 daily. As of June 30, 2016 and June 30, 2015, the Company had outstanding balances of USD $0 and USD $21,139 (AUD $27,500), respectively.

Note 7 –LOANS

In December 2013, the Company entered into a short-term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. The outstanding balance as of June 30, 2016 and as of June 30, 2015 was $100,000 and $100,000 respectively. During the years ended June 30, 2016 and 2015, the Company recorded an interest of $60,590 and $57,000, respectively, on the note.

In May 2014, the Company entered into a convertible loan agreement in the amount of $72,800 with an investor. Interest is to accrue at the rate of 8% per annum. Loan and accrued interest is due in February 2015. The loan may be converted into common stock of the Company at any time by the election of the lender at a predetermined conversion price. During the quarter ended March 31, 2015, $72,800 was converted into 2,402,141 shares. The outstanding balance as of June 30, 2016 and as of June 30, 2015 was $0.

In July 2014, the Company entered into a second convertible loan agreement in the amount of $72,800 with an investor. Interest is to accrue at the rate of 8% per annum. Loan and accrued interest is due in April 2015. The loan may be converted into common stock of the Company at any time by the election of the lender at a predetermined conversion price. During the quarter ended March 31, 2015, $20,000 was converted into 943,396 shares. The remaining loan balance plus accrued interest was repaid during the quarter ended March 31, 2015.

In May 2014, the Company entered into a convertible loan agreement in the amount of $50,000 with an investor. The note bears interest at 6% per annum and is due and payable in November 2014. The loan may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of June 30, 2016 and as of June 30, 2015 was $50,000 and $50,000 respectively.

In June 2014, the Company entered into a convertible loan agreement in the amount of $45,000 with an investor. The note bears interest at 6% per annum and is due and payable in December 2014. The loan may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of June 30, 2016 and as of June 30, 2015 was $45,000 and $45,000 respectively.

In August 2014, the Company entered into a convertible loan agreement in the amount of $19,000 with an investor. The note bears interest at 6% per annum and is due and payable in February 2015. The loan may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of June 30, 2016 and as of June 30, 2015 was $19,000 and $19,000 respectively.

In December 2014, the Company entered into a convertible loan agreement in the amount of $7,500 with an investor. The note bears interest at 6% per annum and is due and payable in May 2015. The loan may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of June 30, 2016 and as of June 30, 2015 was $7,500 and $7,500 respectively.

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

During the year ended June 30, 2016 and 2015, the Company recorded an amortization of the debt discount of $54,459 and $2,012, respectively.

Related Party Payable

The Company has liabilities payable in the amount of $183,269 and $217,855 to shareholders and officers of the Company as of June 30, 2016 and June 30, 2015, respectively. The note bears interest at the rate of 3% per annum and was due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of Banjo & Matilda, Inc. at a pre-determined rate. The Company has granted the Lenders a security interest in its intellectual property.

Convertible loan from a related party

In November 2013, the company entered into a short-term loan arrangement totaling AUD $100,000 with a shareholder of the Company. Terms of the note were interest rate at 15% per annum or .0329% per day due 30 days from the loan date. The short-term note was converted into a 30-day callable convertible note in January 2014. The outstanding balance as of June 30, 2014 was $100,000 AUD. In March 2015, the outstanding balance and accrued interest was refinanced by an AUD 526,272 convertible note.

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

In June 2014, the Company entered into a loan agreement in the amount of AUD $100,000 with a shareholder of the Company. The note bears interest at 6% per annum and is due and payable in July 2014. The loan was repaid in the amount of AUD $80,000 in July 2014 and the balance of AUD $20,000 was extended to March 31, 2015. The outstanding balance as of June 30, 2014 was $100,000 AUD. In March 2015, the outstanding balance and accrued interest was refinanced by a $526,272 convertible note.

In March 2015, the Company entered into a convertible loan agreement totaling AUD 526,272 with the shareholder consolidating all previous amounts owed by the Company. The Convertible Note bears interest at the rate of 18% per annum and is due on or before April 30, 2017. The interest portion of the note shall be paid weekly starting in April 2015. Principle payments of $9,929 AUD weekly are to commence in April 2016. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of five cents ($0.05) per share, subject to various standard provisions. The outstanding balance as of June 30, 2016 and 2015 was USD $387,329 and $404,545, respectively. The Company determined the fair value of the convertible note of $80,909 using the intrinsic value method. The Company recorded an amortization of the debt discount of $15,350 during the year ended June 30, 2016. During the year ended June 30, 2016, the Company recorded an interest of $71,565 on the note.

Scheduled principal payments on loans are as follow;

Year ending June 30,	Loan 1	Loan 2	Loan 3	Loan 4	Misc	Total
2017	$100,000	$387,329	$174,863	$183,269	$131,500	$976,961
2018	$-	$-	$325,137	$-	$-	$325,137
	$100,000	$387,329	$500,000	$183,269	$131,500	$1,302,098

Note 8 – COMMITMENTS

The Company leases commercial space in Sydney, Australia that serves as its flagship as well as a retail store. We lease approximately 1,070 square feet of space pursuant to a three-year lease agreement which expired in October 2014. After expiration, the lease converted to a month-to-month basis. The annual rent for the premises is AUD $57,200.

The Company also leases space on an as needed basis in Santa Monica, California that serves as its corporate headquarters.

For the years ended June 30, 2016 and 2015 the aggregate rental expense was $78,089 and $73,085, respectively.

Note 9 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $4,217,982 as of June 30, 2016. The Company also incurred net losses of $1,115,977 and $2,004,722 for the years ended June 30, 2016 and 2015, respectively and had negative working capital for the years ended June 30, 2016 and 2015. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties.

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

Subsequent to the year ended June 30, 2016, the Company entered into an equity line funding agreement with Spider Investments, LLC to sell up to $1,500,000 of our common stock, subject to certain terms and conditions some of which are out of our control, including the (i) filing and obtaining effectiveness of a registration statement registering the issuance of our shares of common stock under the Act to be issued pursuant to the equity line and (ii) certain volume and other trading conditions of our common stock. The Company plans to file the registration statement and to obtain effectiveness thereof as soon as practicable.

Note 10 – INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at June 30, 2016 and 2015 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at June 30, 2016 and 2015. At June 30, 2016 and 2015, the Company had federal net operating loss carry-forwards of approximately $3,664,000 and $2,555,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	June 30, 2016	June 30, 2015

Net loss carryforward	$1,095,000	$767,000
Valuation allowance	(1,095,000)	(767,000)
Total deferred tax assets	$-	$-

Note 11 – STOCKHOLDERS' EQUITY

Preferred Stock

Pursuant to an Employment Agreement (the "Agreement") with the chief executive officer on November 15, 2013, the Company issued 1,000,000 undesignated shares of preferred stock each having a par value of $0.00001. The preferred shares shall be entitled to 100 votes to every one share of common stock. The preferred shares shall only valid during the term of this Agreement, as amended and extended. At the end of the Agreement, the shares shall be cancelled and returned to Treasury and the Executive shall have no preferential voting rights.

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

During the quarter ended March 31, 2015, the Company agreed to convert $92,800 of convertible debt for 3,345,537 shares of common stock at prices from $0.02 to $0.0901 per share to an investor.

During the quarter ended March 31, 2015, the Company agreed to issue 400,000 shares of the Company stock for $60,000 or $0.15 per share to a company for consulting services. The terms of the service agreement are from January 1, 2015 to June 1, 2015. As of June 30, 2015, the Company recognized consulting expense of $60,000.

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

During the year ended June 30, 2016, the Company issued 500,000 shares of the Company’s common stock for settlement of an outstanding vendor balance amounting to USD $27,123.

Note 12 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2016, the Company paid $20,113 and $1,005 as compensation, respectively, to the sister and mother of the CEO. During the year ended June 30, 2016, the Company accrued interest of $29,653 on a loan owed to the CEO of the Company. See Note 7 for related party loans.

Note 13 – SUBSEQUENT EVENTS

On November 2, 2016, the Company entered into a merchant agreement with a capital funding group for a purchase price of $35,000 and purchased amount of $47,250. The Company is amortizing the excess of purchase amount over the purchase price, over the term of the financing of 21 months. Pursuant to the agreement, the Company cannot obtain future financing by selling receivables without consent from the lender. The Merchant holds a security interest in all accounts and proceeds. During the six-month period ended December 31, 2016, the Company amortized interest of $1,167.

On November 3, 2016, the Company entered into a payments rights purchase and sale agreement for $72,500. The financing has a purchase price of $50,000 with the purchased amount of $72,500. The Company is amortizing the excess of purchased amount over purchase price, over the term of the financing of six months. The Company has to make daily payments of $575.40 to the lender. During the six-month period ended December 31, 2016, the Company amortized $7,500 of the excess purchased amount, as interest expense, in the accompanying financials.

On November 29, 2016, the Company entered into a consignment agreement. It is a platform for funding advance inventory production. This facility allowed the Company to fund manufacturing with a consignment facility which pegs repayment to the sales of inventory.

Subsequent to the year ended June 30, 2016, the Company entered into convertible loan agreements in the amount of $41,000 with a lender with whom they have several other loans. The notes bear interest at 6% per annum and are due and payable in six months. The loans may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price.

Subsequent to the year ended June 30, 2016, the Company has entered into an equity line funding agreement with Spider Investments, LLC to sell up to $1,500,000 of our common stock, subject to certain terms and conditions some of which are out of our control, including the (i) filing and obtaining effectiveness of a registration statement registering the issuance of our shares of common stock under the Act to be issued pursuant to the equity line and (ii) certain volume and other trading conditions of our common stock. We plan to file the registration statement within 30 days from the date hereof and to obtain effectiveness thereof as soon as practicable.

