Form 10-Q
period 2016-09-30
Banjo & Matilda, Inc.
filed 2017-03-03
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 15, 2017, the Registrant had outstanding 58,823,116 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

4

BANJO & MATILDA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,143	$11,056
Trade receivables, net	359	2,870
Inventory, net	77,876	102,427
Deposit on purchases	1,153	1,153
Other assets	11,000	-
TOTAL CURRENT ASSETS	98,531	117,506

NON-CURRENT ASSETS
Intangible assets, net	36,584	38,269
Deferred financing costs, net	27,481	31,407
Property, plant and equipment, net	10,999	11,976
TOTAL NON-CURRENT ASSETS	75,064	81,652

TOTAL ASSETS	$173,594	$199,157

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Trade and other payables	$1,046,817	$1,008,772
Deposit payable	4,621	4,621
Trade financing	221,438	249,720
Accrued interest	297,374	236,398
Loans payable	491,657	306,092
Loan from related parties	182,586	183,269
Convertible loan from related parties (net of related discount)	373,866	370,008
TOTAL CURRENT LIABILITIES	2,618,359	2,358,880

NON-CURRENT LIABILITIES
Loans payable (net of related discount) (net of current portion)	197,032	325,137

TOTAL LIABILITIES	2,815,392	2,684,017

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized
and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and
58,823,116 and 58,823,116 shares issued and outstanding, respectively	588	588
Additional paid in capital	1,632,517	1,632,517
Other accumulated comprehensive gain	100,007	100,007
Accumulated deficit	(4,374,920)	(4,217,982)
TOTAL STOCKHOLDERS' DEFICIT	(2,641,798)	(2,484,860)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$173,594	$199,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	September 30, 2016	September 30, 2015

Revenue	$200,927	$880,304
Cost of sales	78,422	571,807
Gross profit	122,505	308,497

Payroll and employee related expenses	122,483	261,965
Operating expense	20,104	62,720
Marketing expense	17,781	68,420
Samples & design expense	1,706	36,603
Occupancy expenses	14,597	13,365
Depreciation and amortization expense	2,662	2,265
Finance Charges	8,808	15,381
Corporate and public company expense	7,422	32,387
	195,563	493,106
Loss from operations	(73,058)	(184,610)

Other Income (Expense)
Other income	687	12,678
Amortization of debt discount	(16,392)	(18,094)
Interest expense	(68,175)	(63,332)
Total Other Expense	(83,880)	(68,748)

Loss before income tax	(156,938)	(253,358)

Provision for income taxes	-	-

Net loss	(156,938)	(253,358)

Other comprehensive income
Foreign currency translation	-	-

Comprehensive loss	$(156,938)	$(253,358)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	58,823,116	58,619,819
Diluted	58,823,116	58,619,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	September 30, 2016	September 30, 2015

Net loss	$(156,938)	$(253,358)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	976	580
Amortization	1,686	1,686
Debt discount amortization	16,392	18,094
Amortization of deferred finance fee	3,926	3,926
(Increase) / decrease in assets:
Trade receivables	2,511	(345,204)
Inventory	24,551	98,074
Deposit on Purchases	-	98,515
Other assets	(11,000)	(65,433)
Other receivable	-	66,952
Increase/ (decrease) in current liabilities:
Trade payables and other liabilities	38,046	69,268
Accrued interest	60,976	20,211
Deposits payable	-	-
Net cash used in operating activities	(18,874)	(286,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) on related party loan	(683)	121,512
Net proceeds (payments) from loan payables	44,926	(169,867)
Net trade financing	(28,282)	660
Net cash provided by (used in) financing activities	15,961	(47,695)

Net decrease in cash and cash equivalents	(2,913)	(335,585)

Cash and cash equivalents at the beginning of the period	$11,056	$362,668

Cash and cash equivalents at the end of the period	$8,143	$27,083
SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:		-
Income tax payments	$-	$40,192
Interest payments	$12,082	$40,192

SUPPLEMENTAL DISCLOSURES FOR NON CASH:
FINANCING AND INVESTING ACTIVITIES
Debt converted to equity	$-	$27,123

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

Exchange Gain (Loss)

During the three-month period ended September 30, 2016 and 2015, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US$ on the date of transaction and the exchange gains or losses were recorded in the statement of operations.

Foreign Currency Translation and Comprehensive Income (Loss)

During the three-month period ended September 30, 2016 and 2015, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss).

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

At September 30, 2016 and 2015, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended September 30, 2016 and prior years or in computing its tax provision for 2016. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from the period ended June 30, 2012 to the present, generally for three years after they are filed.

The Company has been behind in filing its payroll tax returns and sales tax returns. The Company has recorded $1,880 as penalties for the late payment of taxes in the accompanying financials.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2016 and June 30, 2016, the Company had $8,143 and $11,056 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowances for doubtful accounts as of September 30, 2016 and June 30, 2016 are $147,870 and $147,870 respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of September 30, 2016 and June 30, 2016, the Company had net outstanding balances of Finished Goods Inventory of $77,876 and $102,427 respectively.

The inventory reserve balance as of September 30, 2016 and June 30, 2016, was approximately $17,000 and $17,000, respectively.

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

As of September 30, 2016 and June 30, 2016, Plant and Equipment consisted of the following:

	September 30	June 30
	2016	2016
Property, plant & equipment	$31,378	$31,378
Accumulated depreciation	$(20,379)	$(19,402)
	$10,999	$11,976

Depreciation was $976 and $580 for the three-month periods ended September 30, 2016 and 2015, respectively.

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

As of September 30, 2016 and June 30, 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for three month periods ended September 30, 2016 and 2015:

	September 30	September 30
Basic and diluted	2016	2015
Net (loss) income	$(156,938)	$(253,358)

Weighted average number of shares in computing basic and diluted net (loss) income

Basic	58,823,116	58,619,819
Diluted	58,823,116	58,619,819

Net (loss) income per share basic and diluted
Basic	$(0.00)	$(0.00)

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.

Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of September 30, 2016.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $4,374,920 as of September 30, 2016. The Company also incurred net losses of $156,938 and $253,358 for the three-month periods ended September 30, 2016 and 2015, respectively and had negative working capital for the three-month periods ended September 30, 2016 and 2015. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties.

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

Subsequent to the period ended September 30, 2016, the Company entered into an equity line funding agreement with Spider Investments, LLC to sell up to $1,500,000 of our common stock, subject to certain terms and conditions some of which are out of our control, including the (i) filing and obtaining effectiveness of a registration statement registering the issuance of our shares of common stock under the Act to be issued pursuant to the equity line and (ii) certain volume and other trading conditions of our common stock. The Company plans to file the registration statement and to obtain effectiveness thereof as soon as practicable.

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

There were no other new accounting pronouncements during the three-month period ended September 30, 2016 that we believe would have a material impact on our financial position or results of operations.

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

The allowances for doubtful accounts as of September 30, 2016 and June 30, 2016 are $147,870 and $147,870 respectively.

Note 4 – INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2016 and June 30, 2016:

	September 30	June 30
	2016	2016
Website	$60,781	$60,781
Accumulated amortization	$(24,198)	$(22,512)
	$36,583	$38,269

The intangible assets are amortized over 1 to 10 years. Amortization expense was $1,686 and $1,686 for the three-month periods ended September 30, 2016 and 2015 respectively.

Note 5 – TRADE AND OTHER PAYABLES

As of September 30, 2016 and June 30, 2016, trade and other payable are comprised of the following:

	September 30	June 30
	2016	2016
Trade payable	$587,092	$593,009
Officer compensation	$99,164	$83,739
Payroll payable	$49,154	$29,616
Payroll taxes	$158,518	$158,518
Employee benefits	$89,753	$88,097
Other liabilities	$63,137	$55,793
	$1,046,818	$1,008,772

 Note 6 – TRADE FINANCING

The Company has a trade financing agreement with a financial institution in Australia at an interest rate of 20.95% per annum. The amount is to be paid through up to 25% of the Company's store sales in Australia. All of the amounts referenced are in Australian dollars. As of September 30, 2016 and June 30, 2016, the Company had outstanding balances of USD $65,923 and $176,783, respectively.

On August 14, 2014, the Company entered into a trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing. As of September 30, 2016 and June 30, 2016, the Company had an outstanding balance of $155,515 and $72,936, respectively.

Note 7 –LOANS

In December 2013, the Company entered into a short-term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. The outstanding balance as of September 30, 2016 and as of June 30, 2016 was $100,000 and $100,000 respectively. During the three-month periods ended September 30, 2016 and 2015, the Company recorded an interest of $15,106 and $15,106, respectively, on the note.

From May 2014 to August 2016, the Company entered into several convertible loan agreements with a lender aggregating in the amount of $176,428. The notes bear interest at 6% per annum and are due and payable six months from the date of each note. The loans may be converted into common stock at any time by the election of the lender after a period of six months at 20% discount to the market price. However, the notes have a floor to the conversion price. As of September 30, 2016, the Company had no beneficial conversion feature to be recorded on the notes. The outstanding balance as of September 30, 2016 and as of June 30, 2016 was $176,428 and $131,500 respectively. The Company accrued interest of $2,309 and $1,823 during the three-month periods ended September 30, 2016 and 2015, respectively.

In June 2015, the Company entered into a secured promissory note in the amount of $500,000 with a Delaware statutory trust. The note bears interest at the rate of 18% per annum and was due or before July 1, 2017. The note has various covenants attached including one in which all credit card receipts are to be swept into an account which will fund payments on the note that are not in excess of the minimum quarterly payments required. As a condition of the note, an affiliate of the lender was granted a warrant to purchase 6,000,000 shares of the common stock of the Company at a price of $.08 in whole or in part. The outstanding balance as of September 30, 2016 and June 30, 2016 was $500,000.

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

In connection with the issuance of the above notes, the Company recorded a note discount of $115,274. The Company amortized $12,534 and $14,235, of the note discount during the three-month periods ended September 30, 2016 and 2015, respectively. The Company recorded an interest of $22,500 and $22,099, on the note during the three-month periods ended September 30, 2016 and 2015, respectively.

Related Party Payable

The Company has a convertible note agreement with a shareholder of the Company for AUD526,272. The Convertible Note bears interest at the rate of 18% per annum and is due on or before April 30, 2017. The interest portion of the note shall be paid weekly starting in April 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of five cents ($0.05) per share, subject to various standard provisions. The outstanding balance, net of related discount, as of September 30, 2016 and June 30, 2016 was USD $373,866 and $370,008, respectively. The Company determined the fair value of the convertible note of $80,909 using the intrinsic value method. The Company recorded an amortization of the debt discount of $3,858 and $3,858, during the three-month period ended September 30, 2016 and 2015, respectively. During the three-month periods ended September 30, 2016 and 2015, the Company recorded an interest of $21,303 and $17,178, respectively, on the note.

The Company has liabilities payable in the amount of $182,586 and $183,269 to shareholders and officers of the Company as of September 30, 2016 and June 30, 2016, respectively. The note bears interest at the rate of 3% per annum and was due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of Banjo & Matilda, Inc. at a pre-determined rate. The Company has granted the Lenders a security interest in the intellectual property of the Borrower.

Scheduled principal payments on loans are as follow;

Year ending September 30,	Loan 1	Loan 2	Loan 3	Loan 4	Loan 5	Total
2017	$100,000	$176,428	$257,741	$387,328	$182,586	$1,104,083
2018	$-	$-	$242,259	$-	$-	$242,259
	$100,000	$176,428	$500,000	$387,328	$182,586	$1,346,342

Note 8 – COMMITMENTS

The Company leases commercial space in Sydney, Australia that serves as its flagship as well as a retail store. We lease approximately 2,500 square feet of space pursuant to a three year lease agreement which expired in October 2014. After expiration, the lease converted to a month-to-month basis. The annual rent for the premises is AUD $57,200.

The Company also leases space on an as needed basis in Santa Monica, California that serves as its corporate headquarters.

For the three month periods ended September 30, 2016 and 2015 the aggregate rental expense was $14,597 and $13,365, respectively.

Note 9 – INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, September 30, 2016 and June 30, 2016 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at, September 30, 2016 and June 30, 2016. At September 30, 2016 and June 30, 2016, the Company had federal net operating loss carry-forwards of approximately $3,840,000 and $3,664,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	September 30,	June 30,
	2016	2016
Net loss carryforward	$1,146,000	$1,095,000
Valuation allowance	$(1,146,000)	$(1,095,000)
Total deferred tax assets	$-	$-

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

During the year ended June 30, 2015, the Company agreed to convert $92,800 of convertible debt for 3,345,537 shares of common stock at prices from $0.02 to $0.0901 per share to a corporate investor.

During the year ended June 30, 2015, the Company agreed to issue 400,000 shares of the Company stock for $60,000 or $0.15 per share to a company for consulting services. The terms of the service agreement is from January 1, 2015 to June 1, 2015. As of June 30, 2015, the Company recognized consulting expense of $60,000.

During the year ended June 30, 2015, the Company agreed to issue 21,039,970 shares of the Company stock for $450,799 or approximately $0.02 per share to five investors.

During the year ended June 30, 2015, the Company voided 475,000 shares of the Company stock for the value of $95,000. The shares were originally considered converted from debt when they were in fact not converted. The debt is still outstanding.

During the three-month period ended September 30, 2015, the Company issued 500,000 shares of the Company’s common stock for settlement of an outstanding vendor balance amounting to USD $27,123.

Note 11 – RELATED PARTY TRANSACTIONS

During the three-month period ended September 30, 2016 and 2015, the Company paid $0 and $4,759 as compensation to the mother of the CEO. During the three-month period ended September 30, 2016, the Company accrued interest of $683 on a loan owed to the CEO of the Company.

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

Subsequent to the period ended September 30, 2016, the Company entered into an equity line funding agreement with Spider Investments, LLC to sell up to $1,500,000 of our common stock, subject to certain terms and conditions some of which are out of our control, including the (i) filing and obtaining effectiveness of a registration statement registering the issuance of our shares of common stock under the Act to be issued pursuant to the equity line and (ii) certain volume and other trading conditions of our common stock. The Company plans to file the registration statement and to obtain effectiveness thereof as soon as practicable.

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

Results of Operations

The following discussion of the results of operations constitutes management’s view of the factors that affected the financial and operating performance for the three months ended September 30, 2016 and 2015. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

During the three-month period ended September 30, 2016 and 2015, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss).

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

Because of the business model improvements, EBITDA improved 50% from a loss of $182,345 in the September 2015 quarter to a loss of $70,396 in the September 2016 quarter. The Net Loss also improved 38% from $253,358 to $156,938.

The Company reported revenue of $200,927 during the three months ended September 30, 2016 compared to $880,304 for the same period during the prior fiscal year primarily because of the reduction in wholesale sales. By eliminating low-margin wholesale sales, Gross Margins increased from 35% in the September 2015 quarter to 61% for the September 2016 quarter. Gross profit decreased to $122,505 for the three months ended September 30, 2016 from $308,497 in the same period in the prior year due to lower overall sales. Due to changing the Company’s business model and exiting the wholesale business, related wholesale expenses were eliminated. SG&A consisting of payroll, selling, marketing and design, e-commerce, retail overhead expenses, administrative (including public Company costs) and occupancy was $186,755 for the three months ended September 30, 2016 compared to $477,725 in the three-month period ended September 30, 2015. Financing costs decreased from $15,381 in the three-month period ended September 30, 2015 to $8,808 during the three-month period ended September 30, 2016.

Management is pleased with the overall progress of the business, and while small, believe that the business can grow sales significantly and generate high gross and net margins. With fresh equity funding from the Equity Line arrangement entered into in February 2017, Management will invest in product development, customer acquisition and marketing, and personnel to grow sales and continue to improve gross margins and operating performance during 2017.

(1)	Note: Based on data obtained from PitchBook and Crunchbase as well as Management discussions with other DVB’s

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit of $2,519,829 as of September 30, 2016. We will continue to borrow to acquire inventory and fund sales. The rates at which we can acquire funds will directly impact our ability to operate profitably and generate positive cash flow. In addition to relying upon debt, we will seek to raise equity to support our efforts to grow. There is no assurance that debt or equity financing will be available to us on acceptable terms, if at all, and, in all events, the sale of equity or instruments convertible into equity will dilute the interests of our current shareholders. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

5

Subsequent to the period ended September 30, 2016, the Company entered into an equity line funding agreement with Spider Investments, LLC to sell up to $1,500,000 of our common stock, subject to certain terms and conditions some of which are out of our control, including the (i) filing and obtaining effectiveness of a registration statement registering the issuance of our shares of common stock under the Act to be issued pursuant to the equity line and (ii) certain volume and other trading conditions of our common stock. The Company plans to file the registration statement and to obtain effectiveness thereof as soon as practicable.

During the three months ended September 30, 2016, net cash of $18,874 was used in our operating activities compared with $286,690 of net cash used in our operating activities during the three months ended September 30, 2015. During the three months ended September 30, 2016, net cash provided used in financing activities was $15,961 compared with $47,695 of net cash used in financing activities during the three months ended September 30, 2015.

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

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in “Risk Factors” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

7

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

8

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANJO & MATILDA, INC.

Date: March 3, 2017	By:	/s/ Brendan Macpherson
Brendan Macpherson Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

9