Form 10-Q
period 2016-12-31
Banjo & Matilda, Inc.
filed 2017-03-03
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(UNAUDITED)

4

BANJO & MATILDA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,564	$11,056
Trade receivables, net	-	2,870
Inventory, net	129,272	102,427
Deposit on purchases	-	1,153
Other assets	5,500	-
TOTAL CURRENT ASSETS	163,336	117,506

NON-CURRENT ASSETS
Intangible assets, net	34,898	38,269
Deferred financing costs, net	24,709	31,407
Property, plant and equipment, net	10,023	11,976
TOTAL NON-CURRENT ASSETS	69,629	81,652

TOTAL ASSETS	$232,966	$199,157

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Trade and other payables	$1,077,935	$1,008,772
Deposit payable	4,621	4,621
Trade financing	196,119	249,720
Accrued interest	370,885	236,398
Loans payable	689,269	306,092
Loan from related parties	181,737	183,269
Convertible loan from related parties (net of related discount)	377,724	370,008
TOTAL CURRENT LIABILITIES	2,898,290	2,358,880

NON-CURRENT LIABILITIES
Loans payable (net of related discount) (net of current portion)	171,903	325,137

TOTAL LIABILITIES	3,070,193	2,684,017

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized
and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and
58,823,116 and 58,823,116 shares issued and outstanding, respectively	588	588
Additional paid in capital	1,632,517	1,632,517
Other accumulated comprehensive gain	100,007	100,007
Accumulated deficit	(4,570,349)	(4,217,982)
TOTAL STOCKHOLDERS' DEFICIT	(2,837,226)	(2,484,860)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$232,966	$199,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

	Three month periods ended		Six month periods ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Revenue	$159,115	$732,063	$360,042	$1,612,367
Cost of sales	46,417	517,152	143,747	1,088,959
Gross profit	112,698	214,911	216,295	523,408

Payroll and employee related expenses	123,879	131,688	246,362	393,653
Operating expense	20,818	42,725	40,922	105,445
Marketing expense	17,136	23,501	34,917	91,921
Samples & design expense	6,055	7,466	7,761	44,069
Occupancy expenses	11,461	23,350	26,058	36,715
Depreciation and amortization expense	2,662	2,291	5,324	4,556
Finance Charges	18,450	12,299	27,258	27,680
Corporate and public company expense	7,125	40,898	14,547	73,285
	207,587	284,219	403,150	777,324
Loss from operations	(94,889)	(69,307)	(186,855)	(253,916)

Other Income (Expense)
Interest income			-	-
Other income	3,390	(9,846)	4,077	2,832
Amortization of debt discount	(16,393)	(18,093)	(32,785)	(36,187)
Interest expense	(68,966)	(52,120)	(136,804)	(115,453)
Total Other Expense	(81,969)	(80,059)	(165,512)	(148,808)

Loss before income tax	(176,858)	(149,367)	(352,367)	(402,724)

Provision for income taxes	-	-	-	-

Net loss	(176,858)	(149,367)	(352,367)	(402,724)

Other comprehensive income
Foreign currency translation	-	-	-	-

Comprehensive loss	$(176,858)	$(149,367)	$(352,367)	$(402,724)

Net loss per share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic	58,823,116	58,823,116	58,823,116	58,722,023
Diluted	58,823,116	58,823,116	58,823,116	58,722,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2016 AND 2015

(UNAUDITED)

	December 31, 2016	December 31, 2015

Net loss	$(352,367)	$(402,724)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,953	1,185
Amortization	3,371	3,371
AR allowance	(8,772)	873
Debt discount amortization	32,785	36,187
Amortization of deferred finance fee	7,851	7,851
(Increase) / decrease in assets:		-
Trade receivables	11,642	16,808
Inventory	(26,845)	40,962
Deposit on Purchases	1,153	356,651
Other assets	(5,500)	(235,650)
Other receivable	-	66,952
Deferred financing costs	(1,153)	-
Increase/ (decrease) in current liabilities:
Trade payables and other liabilities	69,162	5,202
Accrued interest	134,487	58,350
Net cash used in operating activities	(132,233)	(43,983)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (net payments) on related party loan	(1,532)	268,971
Proceeds from loan payables	-	(340,886)
Net proceeds (net payments) on loan payables	204,875	-
Net trade financing	(53,601)	(130,151)
Net cash provided by (used in) financing activities	149,742	(202,066)

Net increase (decrease) in cash and cash equivalents	17,508	(248,383)

Cash and cash equivalents at the beginning of the period	$11,056	$362,668

Cash and cash equivalents at the end of the period	$28,564	$114,285

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$12,082	$64,953

SUPPLEMENTAL DISCLOSURES FOR NON CASH:
FINANCING AND INVESTING ACTIVITIES
Debt converted to equity	$-	$27,123

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

Exchange Gain (Loss)

During the six-month periods ended December 31, 2016 and 2015, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US$ on the date of transaction and the exchange gains or losses were recorded in the statement of operations.

Foreign Currency Translation and Comprehensive Income (Loss)

During the six-month period ended December 31, 2016 ad 2015, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss).

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

At December 31, 2016 and 2015, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended December 31, 2016 and prior years or in computing its tax provision for 2016. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from the period ended June 30, 2013 to the present, generally for three years after they are filed.

The Company has been behind in filing its payroll tax returns and sales tax returns. The Company has recorded $2,180 as penalties for the late payment of taxes in the accompanying financials.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At December 31, 2016 and June 30, 2016, the Company had $28,564 and $11,056 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowances for doubtful accounts as of December 31, 2016 and June 30, 2016 are $139,098 and $147,870 respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of December 31,2016 and June 30, 2016, the Company had outstanding balances of Finished Goods Inventory in hand of $69,530 and $102,427 respectively. As of December 31,2016 and June 30, 2016, the Company had outstanding balances of Inventory in transit of $77,000 and $0 respectively.

The inventory reserve balance as of December 31, 2016 and June 30, 2016, was approximately $17,000 and $17,000, respectively.

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

As of December 31, 2016 and June 30, 2016, Plant and Equipment consisted of the following:

	December 31	June 30
	2016	2016
Property, plant & equipment	$31,378	$31,378
Accumulated depreciation	$(21,355)	$(19,402)
	$10,023	$11,976

Depreciation was $1,953 and $1,185 for the three-month periods ended December 31, 2016 and 2015, respectively. Depreciation was $976 and $605 for the three-month periods ended December 31, 2016 and 2015, respectively.

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

As of December 31, 2016 and June 30, 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for three and six month periods ended December 31, 2016 and 2015:

	Three month periods ended		Six month periods ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Basic and diluted
Net loss	$(176,858)	$(149,367)	$(352,367)	$(402,724)

Net loss per share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic & diluted	58,823,116	58,823,116	58,823,116	58,722,023

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.

Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of December 31, 2016.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $4,570,349 as of December 31, 2016. The Company also incurred net losses of $352,367 and $402,724 for the six-month periods ended December 31, 2016 and 2015, respectively and had negative working capital for the six-month periods ended December 31, 2016 and 2015. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties.

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

Subsequent to the period ended December 31, 2016, the Company entered into an equity line funding agreement with Spider Investments, LLC to sell up to $1,500,000 of our common stock, subject to certain terms and conditions some of which are out of our control, including the (i) filing and obtaining effectiveness of a registration statement registering the issuance of our shares of common stock under the Act to be issued pursuant to the equity line and (ii) certain volume and other trading conditions of our common stock. The Company plans to file the registration statement and to obtain effectiveness thereof as soon as practicable.

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

The allowances for doubtful accounts as of December 31, 2016 and June 30, 2016 are $139,098 and $147,870 respectively.

Note 4 – INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2016 and June 30, 2016:

	December 31	June 30
	2016	2016
Website	$60,781	$60,781
Accumulated amortization	$(25,883)	$(22,512)
	$34,898	$38,269

The intangible assets are amortized over 1 to 10 years. Amortization expense was $3,371 and $3,371 for the six-month periods ended December 31, 2016 and 2015 respectively Amortization expense was $1,685 and $1,685 for the three-month periods ended December 31, 2016 and 2015 respectively.

Note 5 – TRADE AND OTHER PAYABLES

As of December 31, 2016 and June 30, 2016, trade and other payable are comprised of the following:

	December 31	June 30
	2016	2016
Trade payable	$592,826	$593,009
Officer compensation	$94,986	$83,739
Payroll payable	$73,210	$29,616
Payroll taxes	$158,518	$158,518
Employee benefits	$91,201	$88,097
Other liabilities	$65,983	$55,793
	$1,076,724	$1,008,772

Note 6 – TRADE FINANCING

The Company has a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $150,000 at an interest rate of 20.95% per annum. The Company reached a settlement with its obligation with the entity in the amount of AUD $165,523. The amount is to be paid through application of its EMDG grant and up to 25% of the Company's store sales in Australia. All of the amounts referenced are in Australian dollars. As of December 31, 2016 and June 30, 2016, the Company had outstanding balances of USD $65,923 and $72,936, respectively.

On August 14, 2014 the Company entered into a trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing. As of December 31, 2016 and June 30, 2016, the Company had an outstanding balance of $135,992 and $176,783, respectively.

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

On November 29, 2016, the Company entered into a consignment agreement. It is a platform for funding advance inventory production. This facility allowed the Company to fund manufacturing with a consignment facility which pegs repayment to the sales of inventory. During the period ended December 31, 2016, the Company raised $114,888 for a purchase price of $133,341.51. The difference of $15,508.71 is being amortized over the period of financing of seven months. During the three-month period ended December 31, 2016, the Company recorded an interest expense of $2,216.

Note 7 –LOANS

In December 2013, the company entered into a short-term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. The outstanding balance as of December 31, 2016 and as of June 30, 2016 was $100,000 and $100,000 respectively. During the six-month periods ended December 31, 2016 and 2015, the Company recorded an interest of $30,212 and $30,046, respectively, on the note. During the three-month periods ended December 31, 2016 and 2015, the Company recorded an interest of $15,106 and $14,940, respectively, on the note.

From May 2014 to December 2016, the Company entered into several convertible loan agreements with a lender aggregating in the amount of $162,500. The notes bear interest at 6% per annum and are due and payable six months from the date of each note. The loans may be converted into common stock at any time by the election of the lender after a period of six months at 20% discount to the market price. However, the notes have a floor to the conversion price of $0.05 per share for the old notes and a floor of $0.03 per share for the new notes. As of December 31, 2016, the Company had no beneficial conversion feature to be recorded on the notes. The outstanding balance as of December 31, 2016 and as of June 30, 2016 was $162,500 and $131,500 respectively. The Company accrued interest of $4,875 and $3,945 during the three-month periods ended December 31, 2016 and 2015, respectively. The Company accrued interest of $2,566 and $2,122 during the three-month periods ended December 31, 2016 and 2015, respectively.

In June 2015, the Company entered into a secured promissory note in the amount of $500,000 with a Delaware statutory trust. The note bears interest at the rate of 18% per annum and was due or before July 1, 2017. The note has various covenants attached including one in which all credit card receipts are to be swept into an account which will fund payments on the note that are not in excess of the minimum quarterly payments required. As a condition of the note, an affiliate of the lender was granted a warrant to purchase 6,000,000 shares of the common stock of the Company at a price of $.08 in whole or in part. The outstanding balance as of June 30, 2016 was $500,000.

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

In connection with the issuance of the above notes, the Company recorded a note discount of $115,274. The Company amortized $25,068 and $28,470, of the note discount during the six-month periods ended December 31, 2016 and 2015, respectively. The Company amortized $12,534 and $14,235, of the note discount during the three-month periods ended December 31, 2016 and 2015, respectively. The Company recorded an interest of $45,000 and $36,721, on the note during the six-month periods ended December 31, 2016 and 2015, respectively. The Company recorded an interest of $22,500 and $14,722, on the note during the three-month periods ended December 31, 2016 and 2015, respectively.

Related Party Payable

The Company has a convertible note agreement with a shareholder for $526,272. The Convertible Note bears interest at the rate of 18% per annum and is due on or before April 30, 2017. The interest portion of the note shall be paid weekly starting in April 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of five cents ($0.05) per share, subject to various standard provisions. The outstanding balance as of December 31, 2016 and June 30, 2016, net of related discount, was USD $377,724 and $370,008, respectively. The Company determined the fair value of the convertible note of $80,909 using the intrinsic value method. The Company recorded an amortization of the debt discount of $7,717 and $7,717, during the six-month period ended December 31, 2016 and 2015, respectively. The Company recorded an amortization of the debt discount of $3,858 and $3,858, during the three-month period ended December 31, 2016 and 2015, respectively. During the six-month periods ended December 31, 2016 and 2015, the Company recorded an interest of $42,606 and $34,227, respectively, on the note. During the three-month periods ended December 31, 2016 and 2015, the Company recorded an interest of $21,303 and $17,049, respectively, on the note.

The Company has liabilities payable in the amount of $181,737 and $183,269 to shareholders and officers of the Company as of December 31, 2016 and June 30, 2016, respectively. The note bears interest at the rate of 3% per annum and was due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of Banjo & Matilda, Inc. at a pre-determined rate. The Company has granted the Lenders a security interest in the intellectual property of the Borrower.

Scheduled principal payments on loans are as follow;

Year ending December 31,	Loan 1	Loan 2	Loan 3	Loan 4	Loan 5	Total
2017	$100,000	$162,500	$340,619	$387,328	$181,737	$1,172,184
2018	$-	$-	$159,381	$-	$-	$159,381
	$100,000	$162,500	$500,000	$387,328	$181,737	$1,331,565

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

For the six-month periods ended December 31, 2016 and 2015 the aggregate rental expense was $26,058 and $36,715, respectively. For the three-month periods ended December 31, 2016 and 2015 the aggregate rental expense was $11,461 and $23,350, respectively.

Note 9 – INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, December 31, 2016 and June 30, 2016 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at, December 31, 2016 and June 30, 2016. At December 31, 2016 and June 30, 2016, the Company had federal net operating loss carry-forwards of approximately $3,934,000 and $3,664,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	December 31,	June 30,
	2016	2016
Net loss carryforward	$1,176,000	$1,095,000
Valuation allowance	$(1,176,000)	$(1,095,000)
Total deferred tax assets	$-	$-

Note 10 – STOCKHOLDERS' EQUITY

Common Stock

During the year ended June 30, 2015, the Company agreed to issue 55,200 shares of the Company stock for $13,800 or $0.25 per share to an individual investor.

During the year ended June 30, 2015, on October 28, 2014, the Company agreed to issue 5,833,333 shares of the Company stock to the original shareholders of Banjo & Matilda Pty Ltd related to the merger and reorganization based on the original agreement.

During the year ended June 30, 2015, the Company agreed to issue 92,593 shares of common stock to an individual for compensation from Banjo Australia. The shares were valued at $15,339 or approximately $0.17 per share.

During the year ended June 30, 2015, the Company issued 25,000 shares of common stock to an individual in exchange for interest expense. The shares were valued at $5,000 or $.25 per share.

During the year ended June 30, 2015, the Company agreed to convert $92,800 of convertible debt for 3,345,537 shares of common stock at prices from $0.02 to $0.0901 per share to a corporate investor.

During the year ended June 30, 2015, the Company agreed to issue 400,000 shares of the Company stock for $60,000 or $0.15 per share to a company for consulting services.

During the year ended June 30, 2015, the Company issued 21,039,970 shares of the Company stock for $450,799 or approximately $0.02 per share to five investors.

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

Note 11 – RELATED PARTY TRANSACTIONS

During the six-month period ended December 31, 2016 and 2015, the Company paid $0 and $14,076 as compensation to the mother of the CEO. During the six-month period ended December 31, 2016 and 2015, the Company accrued interest of $14,111 and $14,149, respectively, on a loan owed to the CEO of the Company.

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

Results of Operations

The following discussion of the results of operations constitutes management’s view of the factors that affected the financial and operating performance for the six months ended December 31, 2016 and 2015. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

During the six-month period ended December 31, 2016 and 2015, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss).

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

Because of the business model improvements, EBITDA improved 9% from a loss of $215,377 in the December 2016 quarter to a loss of $195,766 in the December 2016 quarter, while Gross margin improved from 29% to 70%, underscoring the value of the new vertical digital business model showing a more than a 100% improvement in Gross Margin and an improvement in profitability on just 23% of total sales for the comparative period.

The Company recorded revenue of $159,115 during the three-months ended December 31, 2016 compared to $732,063 for the same period during the prior fiscal year, and $360,042 during the six-months ended December 31, 2016 compared to $1,612,367 for the same period during the prior fiscal year, primarily because of the reduction in wholesale sales.

By eliminating low-margin wholesale sales, Gross Margins increased to 71% in the December 2016 quarter from 29% for the same period during the prior fiscal year, and increased to 60% during the six-months ended December 31, 2016 from 32% for the same period during the prior fiscal year. Gross profit decreased to $112,698 for the three months ended December 31, 2016 from $214,911 in the same period in the prior year due to lower overall sales driven by the elimination of wholesale sales in-line with the Company’s new business model. Gross profit decreased to $216,295 for the six months ended December 31, 2016 from $523,408 in the same period in the prior year due to lower overall sales driven by the elimination of wholesale sales in-line with the Company’s new business model.

Due to changing the Company’s business model and exiting the wholesale business, related wholesale expenses were eliminated. SG&A consisting of payroll, selling, marketing and design, e-commerce, retail overhead expenses, administrative (including public Company costs) and occupancy were $189,137 for the for the three months ended December 31, 2016 compared to $271,920 for the same period during the prior fiscal year, and $375,892 for the six months ended December 31, 2016 compared to $749,645 for the same period during the prior fiscal year

Net loss was $325,367 for the six-month period ended December 31, 2016, compared with $402,724 for the prior year period.

(1) Note: Based on data obtained from PitchBook and Crunchbase as well as Management discussions with other DVB’s

5

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit of $2,734,954 as of December 31, 2016. We will continue to borrow to acquire inventory and fund sales. The rates at which we can acquire funds will directly impact our ability to operate profitably and generate positive cash flow. In addition to relying upon debt, we will seek to raise equity to support our efforts to grow. There is no assurance that debt or equity financing will be available to us on acceptable terms, if at all, and, in all events, the sale of equity or instruments convertible into equity will dilute the interests of our current shareholders. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

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

During the six months ended December 31, 2016, net cash of $132,233 was used in our operating activities compared with $43,983 of net cash used in our operating activities during the six months ended December 31, 2015. During the six months ended December 31, 2016, net cash provided by financing activities was $149,742 compared with $202,066 of net cash used in financing activities during the six months ended December 31, 2015.

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