Form 10-Q
period 2017-03-31
Banjo & Matilda, Inc.
filed 2017-05-23
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 22, 2017, the Registrant had outstanding 58,823,116 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

4

BANJO & MATILDA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,828	$11,056
Trade receivables, net	-	2,870
Inventory, net	51,718	102,427
Deposit on purchases	1,153	1,153
Other assets	11,000	-
TOTAL CURRENT ASSETS	70,698	117,506

NON-CURRENT ASSETS
Intangible assets, net	31,528	38,269
Deferred financing costs, net	19,630	31,407
Property, plant and equipment, net	8,069	11,976
TOTAL NON-CURRENT ASSETS	59,227	81,652

TOTAL ASSETS	$129,925	$199,157

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Trade and other payables	$1,118,137	$1,008,772
Deposit payable	4,621	4,621
Trade financing	256,191	249,720
Accrued interest	423,624	236,398
Loans payable (net of related discoumt)	538,265	306,092
Loan from related parties	181,737	183,269
Convertible loan from related parties (net of related discount)	381,583	370,008
TOTAL CURRENT LIABILITIES	2,904,158	2,358,880

NON-CURRENT LIABILITIES
Loans payable (net of related discount) (net of current portion)	318,966	325,137

TOTAL LIABILITIES	3,223,124	2,684,017

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and 58,823,116 and 58,823,116 shares issued and outstanding, respectively	588	588
Additional paid in capital	1,632,517	1,632,517
Other accumulated comprehensive gain	100,007	100,007
Accumulated deficit	(4,826,321)	(4,217,982)
TOTAL STOCKHOLDERS' DEFICIT	(3,093,199)	(2,484,860)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$129,925	$199,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	Three month periods ended		Nine month periods ended
	March 31, 2017	March 31. 2016	March 31, 2017	March 31. 2016

Revenue	$133,408	$446,509	$493,450	$2,058,876
Cost of sales	41,772	321,087	185,519	1,410,046
Gross profit	91,636	125,422	307,931	648,830

Payroll and employee related expenses	129,149	124,085	375,511	517,738
Operating expense	82,054	22,731	122,976	128,176
Marketing expense	491	15,666	35,408	107,587
Samples & design expense	718	335	8,479	44,404
Occupancy expenses	7,014	16,701	33,072	53,416
Depreciation and amortization expense	5,324	2,341	10,648	6,897
Finance Charges	31,370	17,206	58,628	36,488
Corporate and public company expense	24,411	30,260	38,958	103,545
	280,532	229,326	683,681	998,252
Loss from operations	(188,896)	(103,904)	(375,750)	(349,422)

Other Income (Expense)
Other income	6,389	9,567	10,466	12,399
Amortization of debt discount	(16,392)	(17,079)	(49,177)	(53,266)
Interest expense	(57,074)	(48,677)	(193,878)	(172,527)
Total Other Expense	(67,077)	(56,189)	(232,589)	(213,394)

Loss before income tax	(255,973)	(160,093)	(608,339)	(562,816)

Provision for income taxes	-	-	-	-

Net loss	(255,973)	(160,093)	(608,339)	(562,816)

Other comprehensive income
Foreign currency translation	-	-	-	-

Comprehensive loss	$(255,973)	$(160,093)	$(608,339)	$(562,816)

Net loss per share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic	58,823,116	58,823,116	58,823,116	58,755,598
Diluted	58,823,116	58,823,116	58,823,116	58,755,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	2017	2016

Net loss	$(608,339)	$(562,816)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,905	1,841
Amortization	6,743	5,057
AR allowance	(5,725)	873
Debt discount amortization	49,177	53,266
Amortization of deferred finance fee	58,628	11,777
(Increase) / decrease in assets:
Trade receivables	8,595	157,926
Inventory	50,709	69,613
Deposit on Purchases	-	356,651
Other assets	(11,000)	(150,542)
Other receivable	-	66,952
Deferred financing costs	(46,851)	-
Increase/ (decrease) in current liabilities:
Trade payables and other liabilities	109,365	118,759
Accrued interest	187,226	99,848
Net cash provided by (used in) operating activities	(197,567)	229,203

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (net payments) on related party loan	(1,532)	225,603
Net proceeds (net payments) on loan payables	188,401	(327,624)
Net trade financing	6,471	(366,689)
Net cash provided by (used in) financing activities	193,340	(468,710)

Net increase (decrease) in cash and cash equivalents	(4,228)	(241,841)

Cash and cash equivalents at the beginning of the period	$11,056	$362,668

Cash and cash equivalents at the end of the period	$6,828	$120,827
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$36,286	$84,456
SUPPLEMENTAL DISCLOSURES FOR NON CASH:
FINANCING AND INVESTING ACTIVITIES
Debt converted to equity	$-	$27,123

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

Exchange Gain (Loss)

During the nine month periods ended March 31, 2017 and 2016, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US$ on the date of transaction and the exchange gains or losses were recorded in the statement of operations.

Foreign Currency Translation and Comprehensive Income (Loss)

During the nine month periods ended March 31, 2017 and 2016, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss).

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

At March 31, 2017 and 2016, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended March 31, 2017 and prior years or in computing its tax provision for 2016. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from the period ended June 30, 2013 to the present, generally for three years after they are filed.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2017 and June 30, 2016, the Company had $6,828 and $11,056 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowances for doubtful accounts as of March 31, 2017 and June 30, 2016 are $142,145 and $147,870 respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of March 31, 2017 and June 30, 2016, the Company had outstanding balances of Finished Goods Inventory of $58,770 and $102,427 respectively.

As of March 31, 2017 and June 30, 2016, a reserve for Estimated Inventory Charges in the amount of $7,052 was established.

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

As of March 31, 2017 and June 30, 2016, Plant and Equipment consisted of the following:

	March 31	June 30
	2017	2016
Property, plant & equipment	$31,378	$31,378
Accumulated depreciation	$(23,308)	$(19,402)
	$8,069	$11,976

Depreciation was $3,905 and $1,841 for the nine month periods ended March 31, 2017 and 2016, respectively. Depreciation was $1,952 and $656 for the three month periods ended March 31, 2017 and 2016, respectively.

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

As of March 31, 2017 and June 30, 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for three and nine month periods ended March 31, 2017 and 2016:

	Three month periods ended		Nine month periods ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Basic and diluted
Net loss	$(255,973)	$(160,093)	$(608,339)	$(562,816)

Net loss per share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic & diluted	58,823,116	58,823,116	58,823,116	58,722,023

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.

Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of March 31, 2017.

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

There were no other new accounting pronouncements during the three month period ended September 30, 2015 that we believe would have a material impact on our financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the company as a going concern. The Company reported accumulated deficit of $4,826,321 as of March 31, 2017. The Company also incurred net losses of $608,339 and $562,816 for the nine-month periods ended March 31, 2017 and 2016, respectively and had negative working capital for the nine-month periods ended December 31, 2016 and 2015. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties. In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

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

The allowances for doubtful accounts as of March 31, 2017 and June 30, 2016 are $142,145 and $147,870 respectively.

Note 4 – INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2017 and June 30, 2016:

	March 31	June 30
	2017	2016
Website	$60,781	$60,781
Accumulated amortization	$(29,253)	$(22,512)
	$31,528	$38,269

The intangible assets are amortized over 1 to 10 years. Amortization expense was $6,743 and $5,057 for the nine month periods ended March 31, 2017 and 2016 respectively Amortization expense was $3,372 and $1,685 for the three month periods ended March 31, 2017 and 2016 respectively.

Note 5 – TRADE AND OTHER PAYABLES

As of March 31, 2017 and June 30, 2016, trade and other payable are comprised of the following:

	March 31	June 30
	2017	2016
Trade payable	$567,225	$593,009
Officer compensation	$122,778	$83,739
Payroll payable	$104,725	$29,616
Payroll taxes	$160,662	$158,518
Employee benefits	$92,626	$88,097
Other liabilities	$70,122	$55,793
	$1,118,137	$1,008,772

Note 6 – TRADE FINANCING

The Company entered into a Note Purchase Agreement for $65,000 dated January 4, 2017 with a third party. The amount is due on July 4, 2017 and bears interest at the rate of 18%. The agreement is for the purchase of inventory and is repaid in line with sales of inventory units with repayments beginning in the March quarter as the inventory is received and sold.

The Company has a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $150,000 at an interest rate of 20.95% per annum. The Company reached a settlement with its obligation with the entity in the amount of AUD $165,523. The amount is to be paid through application of up to 25% of the Company's store sales in Australia. All of the amounts referenced are in Australian dollars. As of March 31, 2017 and June 30, 2016, the Company had outstanding balances of USD $57,841 and $72,936, respectively.

On August 14, 2014 the Company entered into a trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing. As of March 31, 2017 and June 30, 2016, the Company had an outstanding balance of $133,592 and $176,783, respectively.

On November 2, 2016, the Company entered into a merchant agreement with a capital funding group for a purchase price of $35,000 and purchased amount of $47,250. The Company is amortizing the excess of purchase amount over the purchase price, over the term of the financing of 21 months. Pursuant to the agreement, the Company cannot obtain future financing by selling receivables without consent from the lender. The Merchant holds a security interest in all accounts and proceeds. During the nine-month period ended March 31, 2017, the Company amortized interest of $2,197. As of March 31, 2017, the balance owed to the lender amounted to $15,324.

On November 3, 2016, the Company entered into a payments rights purchase and sale agreement for $72,500. The financing has a purchase price of $50,000 with the purchased amount of $72,500. The Company is amortizing the excess of purchased amount over purchase price, over the term of the financing of six months. The Company has to make daily payments of $575.40 to the lender. During the nine-month period ended March 31, 2017, the Company amortized $18,750 of the excess purchased amount, as interest expense, in the accompanying financials. As of March 31, 2017, the balance owed to the lender amounted to $27,190.

On November 29, 2016, the Company entered into a consignment agreement. It is a platform for funding advance inventory production. This facility allowed the Company to fund manufacturing with a consignment facility which pegs repayment to the sales of inventory. During the period ended March 31, 2017, the Company initially raised $21,928 for a purchase price of $26,313. This amount was paid off as of March 31, 2017. The difference of $4,385 was amortized over the period of financing. The Company again raised $114,888 for a purchase price of $133,342. The difference of $18,454 is being amortized over the period of financing. During the nine-month period ended March 31, 2017, the Company recorded an interest expense of $10,537.

Note 7 –LOANS

In December 2013, the company entered into a short term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. The outstanding balance as of March 31, 2017 and as of June 30, 2016 was $100,000 and $100,000 respectively. During the nine month periods ended March 31, 2017 and 2016, the Company recorded an interest of $45,318 and $45,318, respectively, on the note. During the three month periods ended March 31, 2017 and 2016, the Company recorded an interest of $15,272 and $15,272, respectively, on the note.

From May 2014 to March 2017, the Company entered into several convertible loan agreements with a lender aggregating in the amount of $162,500. The notes bear interest at 6% per month and are due and payable six months from the date of each note. The loans may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of March 31, 2017 and as of June 30, 2016 was $162,500 and $131,500 respectively. The Company accrued interest of $7,313 and $5,918 during the nine month periods ended March 31, 2017 and 2016, respectively. The Company accrued interest of $2,438 and $1,973 during the three month periods ended March 31, 2017 and 2016, respectively.

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

In connection with the issuance of the above notes, the Company recorded a note discount of $115,274. The Company amortized $37,601 and $41,732, of the note discount during the nine month periods ended March 31, 2017 and 2016, respectively. The Company amortized $12,534 and $13,262, of the note discount during the three month periods ended March 31, 2017 and 2016, respectively. The Company recorded an interest of $67,500 and $51,847, on the note during the nine month periods ended March 31, 2017 and 2016, respectively. The Company recorded an interest of $22,500 and $15,125, on the note during the three month periods ended March 31, 2017 and 2016, respectively.

Related Party Payable

The Company had several outstanding convertible note agreements with a shareholder aggregating to AUD $370,000. The notes had interest rates varying from 6% to 15% per annum. In March 2015, the outstanding balance and accrued interest was refinanced by a $526,272 convertible note. The Convertible Note bears interest at the rate of 18% per annum and is due on or before April 30, 2017. The interest portion of the note shall be paid weekly starting in April 2015. Principle payments of $9,929 AUD weekly were to commence in April 2016. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of five cents ($0.05) per share, subject to various standard provisions. The outstanding balance as of March 31, 2017 and June 30, 2016, net of related discount, was USD $381,523 and $370,008, respectively. The Company determined the fair value of the convertible note of $80,909 using the intrinsic value method. The Company recorded an amortization of the debt discount of $11,575 and $11,533, during the nine month period ended March 31, 2017 and 2016, respectively. The Company recorded an amortization of the debt discount of $3,858 and $3,858, during the three month period ended March 31, 2017 and 2016, respectively. During the nine month periods ended March 31, 2017 and 2016, the Company recorded an interest of $63,909 and $51,326, respectively, on the note. During the three month periods ended March 31, 2017 and 2016, the Company recorded an interest of $21,303 and $17,099, respectively, on the note.

The Company has liabilities payable in the amount of $181,737 and $183,269 to shareholders and officers of the Company as of March 31, 2017 and June 30, 2016, respectively. The note bears interest at the rate of 3% per annum and was due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of Banjo & Matilda, Inc. at a pre-determined rate. The Company has granted the Lenders a security interest in the intellectual property of the Borrower.

Scheduled principal payments on loans are as follow;

Year ending March 31,	Loan 1	Loan 2	Loan 3	Loan 4	Loan 5	Total
2018	$100,000	$162,500	$331,500	$387,328	$181,737	$1,163,065
2019	$-	$-	$168,500	$-	$-	$168,500
	$100,000	$162,500	$500,000	$387,328	$181,737	$1,331,565

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

For the nine month periods ended March 31 2017 and 2016 the aggregate rental expense was $33,072 and $53,416, respectively. For the three month periods ended March 31 2017 and 2016 the aggregate rental expense was $7,014 and $16,701, respectively.

Note 9 – INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, March 31 2017 and June 30, 2016 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at, March 31 2017 and June 30, 2016. At March 31 2017 and June 30, 2016, the Company had federal net operating loss carry-forwards of approximately $4,229,000 and $3,664,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	31 Mar,	June 30,
	2017	2016
Net loss carryforward	$1,264,500	$1,095,000
Valuation allowance	$(1,264,500)	$(1,095,000)
Total deferred tax assets	$-	$-

Note 10 – STOCKHOLDERS' EQUITY

Preferred Stock

Pursuant to an Employment Agreement (the "Agreement") with the Chief Executive Officer on November 15, 2013, The Company issued 1,000,000 undesignated shares of Preferred Stock each having a par value of $0.00001. The preferred shares shall be entitled to 100 votes to every one share of common stock. The Preferred Shares shall only valid during the term of this Agreement. The Agreement was renewed on November 15, 2016. At the end of the Agreement, November 15, 2019, the shares shall be cancelled and returned to Treasury and the Executive shall have no preferential voting rights. If this Agreement is renewed the preferred shares remain the Executives.

Common Stock

During the nine month period ended March 31, 2016, the Company issued 500,000 shares of the Company’s common stock for settlement of an outstanding vendor balance amounting to USD $27,123.

No shares were issued during the nine month period ended March 31, 2017.

Note 11 – RELATED PARTY TRANSACTIONS

During the nine month period ended March 31, 2017, the Company paid $0 and $0 as compensation, respectively, to the sister and mother of the CEO. During the nine month period ended March 31, 2016, the Company paid $20,113 and $1,005 as compensation, respectively, to the sister and mother of the CEO. During the nine month period ended March 31, 2017 and 2016, the Company accrued interest of $1,532 and $29,653, respectively, on a loan owed to the CEO of the Company.

Note 12 – SUBSEQUENT EVENTS

Subsequent to the March period, Banjo & Matilda filed a form S-8 authorizing the issuance of 20,000,000 shares to fulfill its obligations under various employee and consulting agreements.  On April 4th, 2017 the Company issued 5,400,000 shares of common stock pursuant to the registration statement. On May 1, 2017 Banjo & Matilda filed a form S-8 POS amending the registration statement  to deregister 13,600,000 shares of common stock.

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

Results of Operations

The following discussion of the results of operations constitutes management’s view of the factors that affected the financial and operating performance for the nine months ended March 31, 2017. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

During the nine-month period ended March 31, 2017, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). During the three-month period ended September 30, 2014, the accounts of the Company were maintained, and its financial statements were expressed, in AUD. Such financial statements were translated into USD with the AUD as the functional currency. All assets and liabilities were translated at the exchange rate at the balance sheet date, stockholder's equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity. There were no significant fluctuations in the exchange rate for the conversion of AUD to USD after the balance sheet date.

Summary

Management is pleased with the continued operating improvements after implementing our new digital vertical strategy as outlined in March 2017. See a summary of the revised strategy at the end of the Management’s Discussion and Analysis. Unit economics and operating metrics continued to improve in the March 2017 quarter, demonstrating the potential of the business model.

The March Q3-17 operating results reflect the revised strategy and demonstrates underlying unit economics which position the company to leverage its new operating platform to efficiently drive profitability.

Revenue

Sales

The Company generated revenue of $133,408 during the three-months ended March 31, 2017 compared to $446,509 for the same period during the prior fiscal year, and $493,450 during the 9 months to March 31 compared to $2,058,876 for the same period during the prior fiscal year.   The reduction in sales from is a result of eliminating our low margin wholesale sales channel per our new operating strategy adopted in 2016. While sales were down significantly in the Q3-17 vs Q3-16, the underlying online sales trend strengthened in the current quarter.  The March quarter is traditionally the weakest period and online sales were down only marginally compared to the December 2016 quarter, which is traditionally the strongest quarter

Inventory

Management is highly focused on inventory efficiency.  The March quarter revenue of $133,408 was generated utilizing an ending inventory value of $51,718 for the period compared to $129,272 ending inventory value in the December 2016 quarter, resulting in a significant (>200%) increase in inventory efficiency, stock turn and sell through.  This represents a significant reduction in working capital requirements, and therefore meaningful improvement working capital leverage as the company scales.

Our inventory level remains low, and additional inventory in this quarter would have resulted in meaningfully higher sales (5). Requests by customers to be notified when out-of-stock items come back in-stock reached a peak in this period compared to all prior periods. Based on web site usage data, out of stock notification requests, and historical sales data, management believes sales could have been more than 50% higher during this period.

Repeat vs New customers

61% of sales were from returning customers during the quarter compared to 58% for the same period in the prior year.

Customer Lifetime Value (CLV)

CLV continued to improve through the quarter showing strong repeat purchasing behavior by customers. The top 100 customers have spent on average $4,603 each over their lifetime as a customer of the brand.

Net Promoter Score (NPS)

Our NPS increased 8% points during the quarter to 67% which is in the top 5% of NPS scores in the US (eg Apple 70%, Amazon 69%).

Gross Margins & Gross Profit

Product Margin

In this quarter (Q317) Product Margin was 68% compared to 55% in Q316. This also represents a continued improvement trend from the December 2016 quarter which was 67%.

The continual improvement in the last twelve months has been driven by our pivot to direct to consumer sales away from wholesale (low margin) revenue. We believe this is a sustainable product margin and will result in higher gross profit as other non-core expenses (packaging, duty, and freight) are improved.

Gross Profit

Gross profit decreased to $81,431 during the three-months ended March 31, 2017 compared to $125,422 for the same period during the prior fiscal year, and $307,931 for the nine-months to March 31, 2017, compared to $648,830 for the same period during the prior fiscal year as a result of lower sales due to the elimination of wholesale sales.

Expenses

Overall operating & financing expenses and overheads for the three-months to March 31 2017 increased by 15% as a result of timing of expenses, from $212,120 to $249,162 compared to the same period prior fiscal year, and reduced by 35% to $625,053 for the nine-months to March 31 2017 compared to $961,764 for the same period the prior fiscal year.

Marketing

There were no marketing related expenses during the quarter compared with $15,666 in the March Q3-16 quarter. With low levels of inventory, sales were driven by organic traffic to the web site(s) driven by referrals, and repeat purchasing from existing customers.

Employment & Staffing down 27.5%

Employment costs reduced as a result due to lower staff requirements inherent in the direct to consumer online model we have adopted, versus the staff and overhead intensive wholesale business model.

Freight & Logistics (including product fulfilment) - F&L improved from 27.4% of sales, to 19% of sales.

F&L costs as a percentage of revenue continues to improve with F&L fulfilment reducing from 27% of sales, to 19%. We expect to be able to decrease this expense over time with better shipping rates, higher levels of inventory in both our US and Australian fulfilment centres so that we incur less international freight costs when we are out of stock of an item in each country, and lower packaging costs.

Occupancy down 58%

Occupancy decreased as a result of lower staffing levels, and therefore less space required.

Outside services down 51%

Outside services costs were reduced by $22,380 as a result of less need for outside support in the new model and change in staffing levels.

Administrative costs down 42%

This $54,459 improvement was primarily driven by wage and outside service cost reduction.

Corporate expenses down 61% Due to savings in banking expenses and reduction in consulting expenses and a $5,725 improvement to our provision for doubtful debts total corporate expenses were reduced by $18,569

Financing costs

Financing and interest costs increased $9,507 to $88,444 vs $78,937 for the same quarter last year as a result of an increased level of debt.

Profit

Profit from operations

Operating Loss before corporate & public company related expenses, interest and financing costs and amortization expense for the three-months to March 31 2017 $137,996 vs $54,097 for the same period prior fiscal year, and increased marginally to $375,750 for the nine-months to March 31, 2017 from $349,422 for the same period the prior fiscal year. While operating profit decreased, it decreased less than the proportion of sales decrease underscoring the improvements in above line margins and unit economics improvements.

The above operating improvements have combined to reformulate the business’ unit economics, enabling the business to be profitable with significantly lower sales than before.

Comprehensive Loss

The comprehensive loss for the three-months to March 31 2017 was $255,973 compared to $160,093 for the same period the prior fiscal year, and $608,339 for the nine-months to March 31 2017 compared to $562,816 for the same period the prior fiscal period. Profit decreased mainly as a result of lower sales as a result of the company’s strategic pivot to to be a digital e-commerce vertical brand, the elimination of low margin wholesale sales, and variations in freight and logistics and officer compensation classification.

Our key immediate focus is capitalize the business so as to provide the resources to grow the business and achieve profitability as quickly as possible.

We have witnessed similar paths to profitability with other brands in similar positions to Banjo & Matilda, and are confident that properly capitalized we will achieve these results quickly.

New strategic direction (as announced in March 2016).

After a strategic review of the Company’s historical operating performance in 2016, and the current state of the traditional retail apparel business, the Board and Management decided to pivot its strategy and wind-down the traditional wholesale business in favor of a more efficient, high-margin, direct-to-consumer e-commerce business model.

In line with other vertical digital brands, we believe this transformation will propel the Company to become significantly more profitable and valuable in the future. The Company has completed the wind-down of its traditional wholesale business, and is now executing its high value digital direct-to-consumer business plan. The new model is already proven to enable the company to be significantly more profitable and should create tremendous value for shareholders in the future.

Digital Vertical vs Traditional

Digital vertical brands (DVB) are broadly considered to be the most valuable and promising segment of the lifestyle apparel market.

(1). DVBs bypass traditional retailers and instead sell directly to consumers online, at much higher margins. (2) The additional gross margin allows the Company to improve its overall operating metrics and have greater flexibility and control over the retail pricing for its products. This translates into a significant improvement in the customer value proposition and subsequently, brand adoption. This strategy also enables the Company to own and control the valuable direct relationship with end customers. Owning the direct relationship with the customer allows the Company to build a more loyal customer base, which ultimately drives repeat purchasing, a sustainable high-growth revenue stream and long-term brand value.

DVBs are generally considered superior in value to traditional retail apparel brands. Typical recent private investment valuations of DVB’s have been transacted at valuations of 3-4 x annual sales versus less than 1 x annual sales for traditional brands (3). In pursuit of transforming the company into a DVB model, the Company’s sales declined during the remainder of 2016 and the start of 2017 due to the elimination of our low-margin wholesale category.

While there has been a short-term reduction in gross sales, the Company believes the superior DVB business model will generate and sustain greater value for shareholders moving forward. This belief has already been confirmed by the notable improvement in gross margins and operating profitability since this strategic shift occurred.

The Company has a sustainable competitive advantage; it provides a comparable product to traditional luxury brands at less than half the price. Traditional brands, which operate with legacy wholesale business models, cannot achieve comparable and competitive price points due to restrictions caused by the mark-up required by retailers who sell their products. Banjo & Matilda also has a unique and authentic lifestyle brand proposition being founded in Australia, and we believe the brand will be a strong and highly differentiated competitor in a large and rapidly growing market.

References:

(1)	Based on investment transactions recently completed listed in Pitchbook, news releases and general market commentary such as this recent article from Andy Dunn CEO of Bonobos here.
(2)	Based on Pitchbook, general news releases and direct information obtained from other DVB’s. Researched and summarized by specialist DVB advisors ComCap LLC.
(3)	Traditional retailers require a “mark-up” of 2.2 or more, causing traditional brands who sell via traditional retail stores to either reduce their margins, and or increasing their retail pricing to accommodate these retailers.
(4)	Based on management discussions with other DB’s, information from various sources including venture capital and private equity firms. Company KPI data taken from third party systems.
(5)	Based on estimates derived from “back in stock” requests from web site visitors, historical sales data, and historical web site conversion data.

LIQUIDITY and CAPITAL RESOURCES

We had a working capital deficit of $3,093,199 as of March 31, 2017. We will continue to borrow to acquire inventory and fund sales. The rates at which we can acquire funds will directly impact our ability to operate profitably and generate positive cash flow. In addition to relying upon debt, we will seek to raise equity to support our efforts to grow. There is no assurance that debt or equity financing will be available to us on acceptable terms, if at all, and, in all events, the sale of equity or instruments convertible into equity will dilute the interests of our current shareholders. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital could cause us to cease operations.

During the nine months ended March 31, 2017, net cash of $197,567 was used in our operating activities compared with $229,203 of net cash provided in our operating activities during the nine months ended March 31, 2016. During the nine months ended March 31, 2017, net cash provided by financing activities was $193,340 compared with $468,710 of net cash used in financing activities during the nine months ended March 31, 2016.

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

BANJO & MATILDA, INC.

Date: May 22, 2017	By:	/s/ Brendan Macpherson
Brendan Macpherson
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

