Form 10-Q/A
period 2017-03-31
Banjo & Matilda, Inc.
filed 2017-05-26
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Banjo & Matilda, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 22, 2017. We are filing this Amendment to update Part II, Item 6 and provide certain XBRL data files as exhibits to the Form 10-Q.

Except as set forth in Part II, Item 6 below and in any exhibits attached hereto, no other changes are made to the Form 10-Q. The Form 10-Q continues to speak as of May 22, 2017. Unless expressly stated, this Amendment does not reflect events occurring after May 22, 2017, nor does it modify or update in any way the disclosures contained in the Form 10-Q.

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

2

Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANJO & MATILDA, INC.

Date: May 26, 2017	By:	/s/ Brendan Macpherson
Brendan Macpherson
Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

3