Form 10-K
period 2017-06-30
Banjo & Matilda, Inc.
filed 2018-11-21
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's second fiscal quarter ended December 31, 2016 was $1,352,932.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this Report only:

•	The “Registrant,” “the Company,” “we,” “our,” “us” and similar phrases refer to Banjo & Matilda, Inc., a Nevada corporation which is a reporting company under the Exchange Act.

•	“Banjo & Matilda” and “B&M” refer to the two operating subsidiaries Banjo & Matilda (Australia) Pty Ltd, a corporation organized under the laws of Australia, and Banjo & Matilda (USA), Inc., a corporation organized under the laws of Delaware, both wholly-owned subsidiaries of the Registrant.

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

•	“SEC” refers to the Securities and Exchange Commission.

•	“Securities Act” refers to the Securities Act of 1933, as amended.

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

Acquisition of Banjo & Matilda Pty Ltd.

Prior to the acquisition of Banjo & Matilda Pty Ltd., we were a development stage company without any operating revenues or earnings. Time and resources of the then-management was dedicated to organize the Registrant, obtaining interim financing, and developing a business plan.

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

Company Overview

Banjo & Matilda founded in 2009, is a designer and retailer of its own branded cashmere apparel sold predominantly online via its web site banjoandmatilda.com. Banjo & Matilda is known as a modern luxury brand specializing in luxury casual cashmere knitwear which retails at a reduced price point as compared to the more traditional luxury brands of similar quality. It has an authentic brand heritage founded in Australia in 2009, encapsulating the iconic surf, sand, sun and healthy living lifestyle that Australia has become known for. Streamlining the production process by partnering with cashmere yarn producers in inner Mongolia (where 98% of the world’s cashmere originates), and manufacturing in specialist factories with deep knitting expertise, the Company sells directly to customers online, avoiding the typical costs of wholesale/retailer mark-up -- conveniently delivering a luxury quality product at an accessible price point.

Our Products

Banjo & Matilda offers a line of luxury women's cashmere knitwear including sweaters and pants, and accessories such as cashmere scarves, slippers, eye-masks and travel blankets.

Product Manufacturing

Banjo & Matilda use third party contract manufacturers rather than owning operating low margin manufacturing facilities itself. All yarns and fabrics are sourced from reputable suppliers. Materials used are typically the highest grade that can be sourced. Banjo & Matilda works with various manufacturers at any one time, with one manufacturer accounting for 10% or more of annual manufacturing costs; however, the Company believes that all of its manufacturers are replaceable without adversely affecting its business. Our manufacturers provide us with the speed to market necessary to respond quickly to changing trends and increased demand. While we believe that we have a good relationship with our manufacturers, we do not have any long-term agreements requiring us to use any manufacturer, and no manufacturer is required to produce our products pursuant to a long-term contract. We regularly secure and test new manufacturing partners and believe that the services of additional, or other, manufacturers and/or suppliers of our fabrics are available.

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

Intellectual Property

Banjo & Matilda has registered trademarks in Australia and the USA. We believe we own the material trademarks used in connection with the marketing, distribution and sale of all of our products in Australia, the United States, and Europe (and in the other countries in which our products are currently or intended to be either sold or manufactured). We also own the (i) website URL's including and associated to banjoandmatilda.com (as well as banjoandmatilda.com.au, banjoandmatilda.com, thesweaterexchange.com etc.), (ii) account “@BanjoMatilda” on Twitter, (iii) account “@Banjoandmatilda” on Instagram and (iv) Facebook page “Banjo & Matilda”. We also maintain an account on Pinterest.com.

Employees

As of November 1, 2018, we had two employees.

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

Risks Related to Our Business

History of Losses and Expectation of Future Losses

For the fiscal years ended June 30, 2017 and 2016, we had a net loss of $1,066,746 and $1,115,977, respectively, and we expect losses in future periods. There can be no assurance that we will ever become profitable.

Our fiscal 2017 audited financial statements contain a going-concern qualification, raising questions as to our continued existence.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has reported accumulated deficit as of June 30, 2017, of $5,284,728. Further losses are anticipated as we continue in the development stage of our business. We will be dependent upon the raising of additional capital through placement of our equity and/or debt securities in order to implement our business plan. There can be no assurance that we will be successful in either situation in order to continue as a going concern. Failure to raise the required capital to fund operations, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

As a result, in their audit report contained in this Annual Report, our independent auditors expressed substantial doubt about our ability to continue as a going concern. As of the date of this Annual Report, we will require additional funds for fiscal 2018. If we cannot raise these funds, we may be required to cease business operations or alter our business plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Our business plan requires additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

As of June 30, 2017, we had a cash balance of $4,491 and negative working capital of $3,240,250. Our net loss of $1,066,746 in the year ended June 30, 2017 was mostly funded by proceeds raised from third-party financings.

We will need to raise working capital (or refinance existing short-term debt to long-term debt) to fund operations in 2018. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital will likely cause us to cease operations.

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

If our manufacturing contractors fail to use acceptable, ethical business practices, our business and reputation could suffer. We do not own or operate any manufacturing facilities. We use third-party contract manufacturers. We require our manufacturing contractors to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices and environmental compliance. Additionally, we impose upon our business partners operating guidelines that require additional obligations in those three areas in order to promote ethical business practices, and our staff and third parties we retain for such purposes periodically visit and monitor the operations of our manufacturing contractors to determine compliance. However, we do not control our manufacturing contractors or their labor and other business practices. If one of our manufacturing contractors violates applicable labor or other laws, rules or regulations or implements labor or other business practices that are generally regarded as unethical in our markets, such as Australia, Europe or the United States, the shipment of finished products to us could be interrupted, orders could be cancelled, relationships could be terminated and our reputation could be damaged. Any of these events could have a material adverse effect on our business, financial condition and operating results.

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

Fluctuations in exchange rates could adversely affect our business as well as result in foreign currency exchange losses in our U.S. dollar financials. During the years ended June 30, 2017 and 2016, the transactions of the Company were denominated in US dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). However, international sales are subject to currency fluctuations which could impact revenues.

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

Risks Related to Our Common Stock and Our Status as a Public Company

We may need to raise additional capital by sales of our common stock, which may adversely affect the market price of our common stock and your rights in us may be reduced. We will need to raise additional funds to operate our business. In order to satisfy our funding requirements, we may consider issuing additional debt or equity securities. If we issue equity or convertible debt securities to raise such additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lower our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

There is a limited public trading market for our common stock, which may have an unfavorable impact on our stock price and liquidity. Our common stock is not listed on any exchange; it is quoted on the OTCPink quotation service. As of the date of this Form 10-K, our trading symbol has a “stop” designation meaning that we currently do not provide disclosure. We intend to bring our public disclosure current and to use our best efforts to remove this “stop” designation. We have not engaged a broker-dealer to make a market in our common stock. There has been a limited trading market for our common stock in the past and there can be no assurance that a trading market in our shares of common stock will develop and be sustained. The trading market for securities of companies quoted on the OTCPink or other quotation systems is substantially less liquid than the average trading market for companies listed on Nasdaq or a national securities exchange. The quotation of our shares on the OTCPink or other quotation system may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. Holders of our common stock should be willing to hold onto their shares for a long period of time.

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

Consequently, holders of restricted shares of our common stock cannot rely on Rule 144 to sell such shares, and may do so then only if we have then filed all required Exchange Act reports during the preceding 12 months.

Item 2. Properties

The Company currently subleases facilities in Santa Monica United States as its principle operational headquarters and executive offices on an as needed basis. Banjo & Matilda (Australia) Pty Ltd leases a 1,076 square foot retail store located at 76 William Street, Paddington, New South Wales, Australia. Banjo & Matilda leases these premises on a month to month basis. The monthly fixed rent for this space is approximately $3,471 per month. Management believes that the facilities are adequate for the Company's current needs and for the foreseeable future. In addition, management believes the terms of the leases are consistent with market standards and were arrived at through arm's-length negotiation.

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

Period	High Bid	Low Bid

July 1, 2018 through September 30, 2018	$0.0098	$0.0032

Period	High Bid	Low Bid

July 1, 2017 through September 30, 2017	$0.008	$0.002
October 1, 2017 through December 31, 2017	$0.0062	$0.0025
January 1, 2018 through March 31, 2018	$0.0086	$0.0035
April 1, 2018 through June 30, 2018	$0.02	$0.0032

Period	High Bid	Low Bid

July 1, 2016 through September 30, 2016	$0.037	$0.0106
October 1, 2016 through December 31, 2016	$0.035	$0.0216
January 1, 2017 through March 31, 2017	$0.0365	$0.0216
April 1, 2017 through June 30, 2017	$0.10	$0.0034

Our Transfer Agent

Olde Monmouth Stock Transfer Company, with offices at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716, is the transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of October 31, 2018, there are approximately 129 holders of record of our common stock.

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

Recent Issuances

Common stock issued in FY 17

Fiscal Year	Number of Shares Issued	Consideration	Notes
FY 2017	833,333	$25,000	During the fiscal year ended June 30, 2017, the Company issued 833,333 shares of the Company’s common stock for $25,000.
FY 2017	2,000,000	$40,000	During the fiscal year ended June 30, 2017, the Company issued 2,000,000 shares of the Company’s common stock for settlement of an outstanding vendor balance amounting to USD $40,000.
FY 2017	2,227,700	$111,385.	During the fiscal year ended June 30, 2017, the Company issued 2,227,700 shares of the Company’s common stock for settlement of an outstanding debt and accrued interest amounting to USD $111,385
FY 2017	5,700,000	$142,500	During the fiscal year ended June 30, 2017, the Company issued 5,700,000 shares of the Company’s common stock for consulting service amounting to USD $142,500.

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

Financial Results

The following discussion of the results of operations constitutes management's review of the factors that affected the financial and operating performance for the fiscal years ended June 30, 2017 and 2016. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

During the years ended June 30, 2017 and 2016, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US Dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity. There were no significant fluctuations in the exchange rate for the conversion of Australian Dollars to US Dollars after the balance sheet date.

Executive summary

The fiscal year 2017 represented a strategic transition period for the Company. While the Company started in 2009 as an e-commerce only brand, it embarked upon a strategic brand building wholesale distribution program in 2013. In 2015 the Company made the decision to exit this distribution channel due to the increasing issues brands like Banjo & Matilda were facing in working with retailers via wholesale. The Company experienced lower margins, carried higher risks and viewed an uncertain future due to the increasing difficulties occurring in the physical retail landscape. In 2016 the Company began to focus fully on its higher value, higher margin, lower risk direct-to-consumer e-commerce centric business model.

Even though the Company incurred losses in wholesale during fiscal 2016 and 2017, we considered this an investment in building a US e-commerce customer base. Although we have made the decision to forego unprofitable revenue in the short term in wholesale, the wholesale business we built was instrumental in positioning us as an e-commerce business & brand in the USA by exposing our brand to key retailers, customers and the press and to capitalize on the growth of digitally native, vertically integrated brands.

Fiscal 2017 Results of Operations Compared with Fiscal 2016

Revenues

Sales decreased 73% from $2,285,361 to $629,969, for fiscal 2016 compared with fiscal 2017. Cost of sales commensurately decreased from $1,531,784 to $306,231, or 80%.

Gross Margins

Gross margins decreased from $753,577 to $323,738, or 57%, for fiscal 2016 compared with fiscal 2017.

Expenses

Total operating expenses decreased 35% from $1,548,235 to $1,001,744, for fiscal 2016 compared with fiscal 2017.

Net Loss

Net loss and comprehensive net loss was $1,066,746 in fiscal 2017 compared to $1,115,977 in fiscal 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had a cash balance of $4,491 and negative working capital of $3,240,250. Our net loss of $1,066,746 in the year ended June 30, 2017 was mostly funded by proceeds raised from financings. We will need to raise working capital (or refinance existing short-term debt to long-term debt) to fund operations. The Company has negative working capital. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital will likely cause us to cease operations.

During the twelve months ended June 30, 2017, our operating activities used $193,364 of net cash compared to providing $230,245 of net cash flow in our operating activities for the year ended June 30, 2016. This difference primarily resulted from issuance of stock for services and inability to collect receivables.

During the twelve months ended June 30, 2017, net cash provided by financing activities was $186,799 compared with $579,523 of net cash used by financing activities in the fiscal year ended June 30, 2016.

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

Exchange Gain (Loss)

During the years ended June 30, 2017 and 2016, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US Dollars on the date of transaction and the exchange gains or losses were recorded in the statement of operations. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the years ended June 30, 2017 and 2016, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US Dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity. There were no significant fluctuations in the exchange rate for the conversion of Australian Dollars to US Dollars after the balance sheet date.

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

Not applicable.

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

At June 30, 2017, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Brendan Macpherson our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2017, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

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

Our management has conducted an evaluation, under the supervision and with the participation of Brendan Macpherson our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of June 30, 2017. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Brendan Macpherson concluded that our internal controls over financial reporting are not effective due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our material weaknesses relate to the following:

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

These weaknesses are due to the Company's historical lack of working capital to hire a full-time, dedicated Chief Financial Officer. The Company plans to hire a full-time Chief Financial Officer. Further, the Company intends to appoint additional Directors and form an audit committee comprised of independent directors.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The following sets forth information about our directors and executive officers:

Name	Age	Position
Brendan Macpherson	46	Chief Executive Officer, Chief Financial Officer, Secretary and Director

Belynda Storelli Macpherson	42	Chief Creative Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to our fiscal year ended June 30, 2017.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth information concerning the compensation paid by the Company for the fiscal years ended June 30, 2017 and June 30, 2016 to those persons who were, at June 30, 2017, (i) the chief executive officer, (ii) the chief financial officer, (iii) all executive officers and (ii) the other most highly compensated executive officers of Banjo & Matilda, whose total compensation was in excess of $100,000 (the “named executive officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Brendan Macpherson	2016	$156,237	$0	$0	$0	$0	$0	$0	$156,237
Chief Executive Officer	2017	$165,611	$0	$0	$0	$0	$0	$0	$165,611

Belynda Storelli Macpherson, Chief	2016	$115,731	$0	$0	$0	$0	$0	$0	$115,731
Creative Officer	2017	$122,675	$0	$0	$0	$0	$0	$0	$122,675

Outstanding Equity Awards at Fiscal Year End

For the year ended June 30, 2017, no director or executive officer has received compensation from the Registrant pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

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

Option Exercises and Fiscal Year-End Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2017, or held any outstanding stock options as of June 30, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2017 by:

•	each person known to us to be the beneficial owner of more than 5% of our common stock

•	each named executive officer

•	each of our directors; and

•	all of our executive officers and directors as a group.

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

As of September 1, 2018, there was a total of 60,223,116 shares of common stock outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

In July 2013, Banjo & Matilda entered into a loan facility agreement with Harboursafe Holdings, an affiliate of our chief executive officer. As of June 30, 2016, the principal amount owed under the loan facility was $183,269, bearing interest at the rate of 3% per annum (an aggregate of $29,653 of accrued interest as of June 30, 2016), which loan has matured and is currently due on demand. To secure the loan, Banjo & Matilda granted Harboursafe Holdings a security interest in the intellectual property acquired by Banjo & Matilda under the intellectual property sale agreement pursuant to which Banjo & Matilda acquired numerous clothing designs from Harboursafe Holdings. As of June 30, 2017, the principal amount owed under the loan facility was $170,626.

In November 2013, Raymond Key made an unsecured loan to Banjo & Matilda. The loan matured in December 2013, and in January 2014, the Company issued Raymond Key a one-year secured convertible note in the principal amount of $250,000 (the “Convertible Note”) in consideration of the rollover of the November 13, 2013 note and an additional loan of $150,000. As of June 30, 2016, the Company owed Mr. Key a principal amount of $387,328, and the Convertible Note bears interest at the rate of 9% per annum (an aggregate of $50,709 of accrued interest was also owed as of June 30, 2016). All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of $.05 per share. The Company's obligation under the Convertible Note is secured by a first lien on substantially all of its assets, including its inventory, receivables, trademarks and trade names.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Farber Hass Hurley LLP for professional services rendered for the fiscal years ended June 30, 2017 and 2016:

	Fiscal Year Ended
	June 30, 2017	June 30, 2016
Audit Fees	$31,000	$32,000
Audit Related Fees	-
Tax Fees	-	-
All Other Fees	-
	$31,000	$32,000

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

Our Board of Directors has reviewed and discussed with Farber Hass Hurley LLP, our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2017 and 2016. The Board of Directors also has discussed with Farber Hass Hurley LLP the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Farber Hass Hurley LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Farber Hass Hurley LLP its independence from our company.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2017 for filing with the SEC.

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

24

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

BANJO & MATILDA, INC.

Dated: November 21, 2018	By:	/s/ Brendan Macpherson
Brendan Macpherson
President, Chief Executive Officer
(principal executive officer)
and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on November 21, 2018.

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
Belynda Storelli Macpherson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Banjo & Matilda, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Banjo & Matilda, Inc. and Subsidiaries (the Company) as of June 30, 2017 and 2016, and the related statements of income, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that Banjo & Matilda, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Farber Hass Hurley LLP

We have served as the Company’s auditor since 2015.

Chatsworth, CA

November 21, 2018

BANJO & MATILDA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2017 AND 2016

	June 30,	June 30,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,491	$11,056
Trade receivables, net	-	2,869
Inventory, net	18,443	102,427
Deposit on purchases	-	1,153
TOTAL CURRENT ASSETS	22,934	117,505

NON-CURRENT ASSETS
Intangible assets, net	-	38,269
Property, plant and equipment, net	7,529	11,976
TOTAL NON-CURRENT ASSETS	7,529	50,245

TOTAL ASSETS	$30,463	$167,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Trade and other payables	$1,178,978	$1,008,772
Deposit payable	4,621	4,621
Trade financing	367,588	249,720
Accrued interest	523,257	236,398
Loans payable (net of related discount)	630,786	274,685
Loan from related parties	170,626	183,269
Convertible loan from related parties (net of related discount)	387,328	370,008
TOTAL CURRENT LIABILITIES	3,263,184	2,327,473

NON-CURRENT LIABILITIES
Loans payable (net of related discount) (net of current portion)	-	325,137

TOTAL LIABILITIES	3,263,184	2,652,610

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized
and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and
69,584,149 and 58,823,116 shares issued and outstanding, respectively	695	588
Additional paid in capital	1,951,295	1,632,517
Other accumulated comprehensive gain	100,007	100,007
Accumulated deficit	(5,284,728)	(4,217,982)
TOTAL STOCKHOLDERS' DEFICIT	(3,232,74)	(2,484,860)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,463	$167,750

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE FISCAL YEARS ENDED JUNE 30, 2017 AND 2016

	June 30, 2017	June 30, 2016

Revenue	$629,969	$2,285,361
Cost of sales	306,231	1,531,784
Gross profit	323,738	753,577

Payroll and employee related expenses	517,173	820,973
Operating expense	70,902	148,901
Marketing expense	41,951	136,580
Samples and design expense	8,572	45,618
Occupancy expenses	49,859	78,089
Depreciation and amortization expense	9,246	9,239
Finance charges	61,821	29,672
Corporate and public company expense	227,042	307,800
Realized currency loss (gain)	15,178	(28,637)
	1,001,744	1,548,235
Loss from operations	(678,006)	(794,658)

Other Income (Expense)
Impairment loss	(31,549)	-
Other income	3,479	-
Amortization of debt discount	(67,456)	(69,808)
Interest expense	(293,214)	(251,511)
Total Other Expense	(388,740)	(321,319)

Loss before income tax	(1,066,746)	(1,115,977)

Provision for income taxes	-	-

Net loss	(1,066,746)	(1,115,977)

Other comprehensive income
Foreign currency translation	-	-

Comprehensive loss	$(1,066,746)	$(1,115,977)

Net loss per share
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding:
Basic	61,152,628	58,772,431
Diluted	61,152,628	58,772,431

The accompanying notes are an integral part of these consolidated financial statements

F-3

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE FISCAL YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016
Net loss	$(1,066,746)	$(1,115,977)

Other comprehensive income
Foreign currency translation	-	-
Total other comprehensive income	-	-

Comprehensive loss	$(1,066,746)	$(1,115,977)

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD ENDED JUNE 30, 2017

	Common Stock		Preferred Stock		Additional Paid in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit

Balance June 30, 2015	58,323,116	$583	1,000,000	$10	$1,759,187	$100,007	$(3,102,005)	$(1,242,218)

Conversion of debt to equity	500,000	5	-	-	27,118	-	-	27,123

Change in debt discount on modification of debt	-	-	-	-	41,467	-	-	41,467

Change in estimate of debt discount	-	-	-	-	(195,255)	-	-	(195,255)

Net (loss) income for the year ended June 30, 2016	-	-	-	-	-	-	(1,115,977)	(1,115,977)

Balance June 30, 2016	58,823,116	$588	1,000,000	$10	$1,632,517	$100,007	$(4,217,982)	$(2,484,860)

Conversion of debt to equity	2,227,700	22	-	-	111,363	-	-	111,385

Conversion of accrued expenses to equity	2,000,000	20	-	-	39,980	-	-	40,000

Share issued	833,333	8	-	-	24,992	-	-	25,000

Shares Issued in exchange for services	5,700,000	57	-	-	142,443	-	-	142,500

Net (loss) income for the year ended June 30, 2017	-	-	-	-	-	-	(1,066,746)	(1,066,746)

Balance June 30, 2017	69,584,149	$695	1,000,000	$10	$1,951,295	$100,007	$(5,284,728)	$(3,232,721)

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

Net loss	$(1,066,746)	$(1,115,977)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,525	2,497
Amortization	6,721	6,742
Impairment loss	31,549	-
Stock for services	142,500	-
AR allowance	(11,914)	198,768
Debt discount amortization	67,456	69,808
Amortization of deferred finance fee	77,525	15,700
Changes in operating assets and liabilities:
Trade receivables	14,784	(21,349)
Inventory	83,984	72,365
Deposit on Purchases	1,153	356,651
Other assets	-	5,550
Other receivable	-	66,952
Trade payables and other liabilities	170,240	402,502
Accrued interest	286,859	166,574
Deposit payable	-	3,462
Net cash (used in) provided by operating activities	(193,364)	230,245

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,334)
Net cash used in investing activities	-	(2,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	25,000	-
Net proceeds (net payments) on related party loan	(10,757)	(245,190)
Net proceeds (net payments) on loan payables	54,688	195,600
Net trade financing	117,868	(529,933)
Net cash provided by (used in) financing activities	186,799	(579,523)

Net decrease in cash and cash equivalents	(6,565)	(351,612)

Cash and cash equivalents at the beginning of the period	$11,056	$362,668

Cash and cash equivalents at the end of the period	$4,491	$11,056
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$36,082	$98,447
SUPPLEMENTAL DISCLOSURES FOR NON CASH:
FINANCING AND INVESTING ACTIVITIES
Accrued expenses converted to equity	$40,000	$-
Debt converted to equity	$111,385	$27,123

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

All currencies represented in the notes to the consolidated financial statements are in United States Dollars (USD) unless specified as AUD (Australian Dollars).

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $5,284,728 as of June 30, 2017. The Company also incurred net losses of $1,066,746 for the fiscal year ended June 30, 2017 and had negative working capital. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties. In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America ("US GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of Banjo & Matilda, Inc. ("Banjo" or "the Company") and its wholly owned subsidiaries Banjo & Matilda Pty Ltd. and Banjo & Matilda USA, Inc., collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Exchange Gain (Loss)

During the fiscal years ended June 30, 2017 and 2016, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US dollars on the date of transaction and the exchange gains or losses were recorded in the consolidated statement of operations.

Foreign Currency Translation and Comprehensive Income (Loss)

During the fiscal years ended June 30, 2017 and 2016, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US dollars on the date of settlement and the exchange gains and losses were recorded in the consolidated statement of operations. No change was recorded in the comprehensive income (loss).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

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

Cost of Sales

Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), shipping, importation duties and charges and third party royalties.

Operating Overhead Expense

Operating overhead expense consists primarily of payroll and benefit related costs, rent, depreciation and amortization, professional services, and meetings and travel.

Income Taxes

The Company utilizes Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

At June 30, 2017 and 2016, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended June 30, 2017 and prior years or in computing its tax provision for 2016. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from the period ended June 30, 2014 to the present, generally for three years after they are filed.

The Company has been behind in filing its payroll tax returns and sales tax returns. The Company has recorded $3,455 as penalties and $25,346 as interest for the late payment of taxes in the accompanying financials.

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

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2017 and June 30, 2016, the Company had $4,491 and $11,056 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowances for doubtful accounts as of June 30, 2017 and June 30, 2016 are $135,956 and $147,870 respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of June 30, 2017 and June 30, 2016, the Company had outstanding balances of Finished Goods Inventory of $18,443 and $102,427 respectively.

As of June 30, 2017 and June 30, 2016, a reserve for Estimated Inventory Charges in the amount of $230 and $17,258 was established.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three to ten years; computer equipment, two to three years; buildings and improvements, five to fifteen years; leasehold improvements, two to ten years; and furniture and equipment, one to five years.

As of June 30, 2017 and June 30, 2016, Plant and Equipment consisted of the following:

	June 30	June 30
	2017	2016
Property, plant & equipment	$29,456	$31,378
Accumulated depreciation	(21,927)	(19,402)
	$7,529	$11,976

Depreciation was $2,525 and $2,497 for the fiscal years ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017 and June 30, 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Earnings Per Share (EPS)

The Company utilize FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive.

The following table sets for the computation of basic and diluted earnings per share the fiscal years ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Basic and diluted
Net loss	$(1,066,746)	$(1,115,977)

Net loss per share
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding:
Basic & diluted	61,152,628	58,772,431

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.

Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from one to ten years.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its results of operations, cash flows and financial position.

In January 2016, The FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. For non-public companies, ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We are currently evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted this ASU in 2016 and the implementation did not have a material impact on our financial position or consolidated statement of operations.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company has elected for early adoption of this guidance during the fiscal year ended June 30, 2017 on our consolidated financial statements.

In August 2017, the FASB issued guidance that eases certain documentation and assessment requirements of hedge effectiveness and modifies the accounting for components excluded from the assessment. Some of the modifications include the ineffectiveness of derivative gain/loss in highly effective cash flow hedge to be recorded in OCI, the change in fair value of derivative to be recorded in the same income statement line as hedged item, and additional disclosures required on the cumulative basis adjustment in fair value hedges and the effect of hedging on financial statement lines for components excluded from the assessment. The amendment also simplifies the application of hedge accounting in certain situations to permit new hedging strategies to be eligible for hedge accounting. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and the modified retrospective transition method should be applied. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

The allowances for doubtful accounts as of June 30, 2017 and June 30, 2016 are $135,956 and $147,870 respectively.

Note 4 – INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2017 and June 30, 2016:

	June 30	June 30
	2017	2016
Website	$60,781	$60,781
Accumulated amortization	(29,233)	(22,512)
Impairment loss	(31,548)	-
	$-	$38,269

Amortization expense was $6,721 and $6,742 for the fiscal years ended June 30, 2017 and 2016 respectively. As of June 30, 2017, the intangible asset was impaired for $31,548.

Note 5 – TRADE AND OTHER PAYABLES

As of June 30, 2017 and June 30, 2016, trade and other payable are comprised of the following:

	June 30	June 30
	2017	2016
Trade payable	$580,322	$593,009
Officer compensation	122,225	83,739
Payroll payable	151,824	29,616
Payroll taxes	195,551	158,518
Employee benefits	95,314	88,097
Other liabilities	33,742	55,793
	$1,178,978	$1,008,772

Note 6 – TRADE FINANCING

The Company entered into a Note Purchase Agreement for $65,000 dated January 4, 2017 with a third party. The amount was due on July 4, 2017 and carries interest at the rate of 18%. As of June 30, 2017, the loan outstanding was $57,958 and accrued interest was $5,301. The loan is currently in default and the interest increased to 22% per annum.

The Company has a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $150,000 at an interest rate of 20.95% per annum. Upon default of the loan, the Company reached a settlement with its obligation with the entity in the amount of AUD $165,523. The amount is to be paid through application of its Export Market Development Grant and up to 25% of the Company's store sales in Australia. All of the amounts referenced are in Australian dollars. As of June 30, 2017 and June 30, 2016, the Company had outstanding balances of USD $53,210 and USD $72,936, respectively.

On August 14, 2014 the Company entered into a trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing. Original term is for 12 months with automatic renewal for each consecutive period thereafter with interest at base rate floor of 3.25 plus 4.5%. In the event of default, an additional 7% interest is added. As of June 30, 2017 and June 30, 2016, the Company had an outstanding balance of $128,468 and $176,783, respectively. As of June 30, 2017 and June 30, 2016, the Company accrued interest balance of $39,062 and $19,531, respectively.

On November 2, 2016, the Company entered into a merchant agreement with a capital funding group for a purchase price of $35,000 and purchased amount of $47,250. The Company is amortizing the excess of purchase amount over the purchase price, over the term of the financing of 21 months. Pursuant to the agreement, the Company cannot obtain future financing by selling receivables without consent from the lender. The Merchant holds a security interest in all accounts and proceeds. As of June 30, 2017, the balance owed to the lender amounted to $17,981 and accrued interest of $4,667.

On November 3, 2016, the Company entered into a payments rights purchase and sale agreement for $72,500 due in April 2017. The financing has a purchase price of $50,000 with the purchased amount of $72,500. The Company is amortizing the excess of purchased amount over purchase price, over the term of the financing of six months. The Company has to make daily payments of $575.40 to the lender. During the fiscal year ended June 30, 2017, the Company amortized $22,500 of the excess purchased amount, as interest expense, in the accompanying financials. As of June 30, 2017, the loan balance owed to the lender amounted of $2,601 is in default and accrued interest of $22,500 and there are no penalties for the default on this loan.

On November 29, 2016, the Company entered into a consignment agreement. It is a platform for funding advance inventory production. This facility allowed the Company to fund manufacturing with a consignment facility which pegs repayment to the sales of inventory. During the period ended June 30, 2017, the Company initially raised $21,928 for a purchase price of $26,313. This amount was paid off as of March 31, 2017. The difference of $4,385 was amortized over the period of financing. The Company again raised $114,888 for a purchase price of $133,342 in December 2016 due by December 2017. The difference of $18,454 is being amortized over the period of financing. As of June 30, 2017, balance outstanding was $107,370 and $15,123 for accrued interest. As of June 30, 2017, the loan was not in default. As of November 2018 the loan balance is in default and there are no penalties for the default on this loan.

Note 7 – LOANS

In December 2013, the Company entered into a short term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. The loan has been in default since January 2014 and accruing interest of $166 per day. The outstanding balance as of June 30, 2017 and as of June 30, 2016 was $100,000 and $100,000 respectively. During the fiscal years ended June 30, 2017 and 2016, the Company recorded interest expense of $110,614 and $60,590, respectively, on the note. As of June 30, 2017 and 2016, the accrued interest recorded is $171,204 and $60,590, respectively, on the note.

From May 2014 to June 2017, the Company entered into several convertible loan agreements with a lender aggregating in the amount of $162,500. The notes bear interest at 6% per month and are due and payable six months from the date of each note. The loans may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of June 30, 2017 and as of June 30, 2016 was $36,500 and $131,500 respectively. On April 15, 2017, the Company issued 2,227,700 at $0.05 per share in exchange for $95,000 in principle and $16,385 in accrued interest. As of June 30, 2017 and 2016, the loan outstanding was $36,500 and $131,500, respectively. The remaining loan balance has been in default. There was no penalty or interest rates increase due to the default. The accrued interest is $2,209 and $11,890 as of June 30, 2017 and 2016, respectively.

In June 2015, the Company entered into a secured promissory note in the amount of $500,000 with a Delaware statutory trust. The note bears interest at the rate of 18% per annum and was due or before July 1, 2017. The note has various covenants attached including one in which all credit card receipts are to be swept into an account which will fund payments on the note that are not in excess of the minimum quarterly payments required. As a condition of the note, an affiliate of the lender was granted a warrant to purchase 6,000,000 shares of the common stock of the Company at a price of $.08 in whole or in part. The outstanding balance as of June 30, 2017 and 2016 was $500,000, respectively.

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

In connection with the issuance of the above notes, the Company recorded a note discount of $115,274. The Company amortized $50,136 and $54,459 of the note discount during the fiscal years ended June 30, 2017 and 2016, respectively. The Company recorded an interest of $90,000 and $5,178 on the note during the fiscal years ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and 2016, accrued interest balance is $59,096 and $5,178, respectively.

From August 2016 to February 2017, the Company entered into several convertible loan agreements with a lender aggregating in the amount of $60,125. The notes bear interest at 6% per month and are due and payable six months from the date of each note. A portion of the convertible loan agreements, $23,000, is in default as February 2017. There was no penalty or interest rates increase due to the default. The loans may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of June 30, 2017 was $60,125. The accrued interest is $2,096 as of June 30, 2017.

Related Party Payable

The Company had several outstanding convertible note agreements with a shareholder aggregating to AUD $370,000. The notes had interest rates varying from 6% to 15% per annum. In March 2015, the outstanding balance and accrued interest was refinanced by a $526,272 convertible note. The Convertible Note bears interest at the rate of 18% per annum and is due on or before April 30, 2017. The interest portion of the note shall be paid weekly starting in April 2015. Principle payments of $9,929 AUD weekly were to commence in April 2016. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of five cents ($0.05) per share, subject to various standard provisions. The outstanding balance as of June 30, 2017 and June 30, 2016, net of related discount, was USD $387,328 and $387,328, respectively. The interest rate increased from 18% per annum due to 22% per annum due to the loan default as of September 30, 2015. The Company determined the fair value of the convertible note of $80,909 using the intrinsic value method. The Company recorded an amortization of the debt discount of $15,432 and $15,350, during the fiscal years ended June 30, 2017 and 2016, respectively. During the fiscal years ended June 30, 2017 and 2016, the Company recorded an interest of $85,212 and $71,565, respectively, on the note. Accrued interest as of June 30, 2017 and 2016 are $144,745 and $59,533 respectively.

The Company has liabilities payable in the amount of $170,626 and $183,269 to shareholders and officers of the Company as of June 30, 2017 and June 30, 2016, respectively. The note bears interest at the rate of 3% per annum and was due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of Banjo & Matilda, Inc. at a pre-determined rate. The Company has granted the Lenders a security interest in the intellectual property of the Borrower. The remaining loan balance has been in default. There was no penalty or interest rates increase due to the default. The accrued interest is $57,260 and $29,653 as of June 30, 2017 and 2016, respectively.

Year ending June 30, 2018	Loan 1	Loan 2	Loan 3	Loan 4	Loan 5	Loan 6	Total
	$100,000	$36,500	$500,000	$60,125	$387,328	$170,626	$1,254,579
	$100,000	$36,500	$500,000	$60,125	$387,328	$170,626	$1,254,579

Note 8 – COMMITMENTS

The Company leases commercial space in Sydney, Australia that serves as its flagship as well as a retail store. We lease approximately 2,500 square feet of space pursuant to a three year lease agreement which expired in October 2014. After expiration, the lease converted to a month-to-month basis. The annual rent for the premises is AUD $52,000.

The Company also leases space on an as needed basis in Santa Monica, California that serves as its corporate headquarters. We utilize approximately 500 square feet of space pursuant to a month-to-month basis.

For the fiscal years ended June 30, 2017 and 2016 the aggregate rental expense was $49,859 and $78,089, respectively.

 Note 9 – INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, June 30, 2017 and June 30, 2016 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at, June 30, 2017 and June 30, 2016. At June 30, 2017 and June 30, 2016, the Company had federal net operating loss carry-forwards of approximately $4,755,000 and $3,664,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	June 30, 2017	June 30, 2016
Net loss carryforward	$1,425,000	$1,095,000
Valuation allowance	(1,425,000)	(1,095,000)
Total deferred tax assets	$-	$-

Note 10 – STOCKHOLDERS' EQUITY

Preferred Stock

Pursuant to an Employment Agreement (the "Agreement") with the Chief Executive Officer on November 15, 2013, The Company issued 1,000,000 undesignated shares of Preferred Stock each having a par value of $0.00001. The preferred shares shall be entitled to 100 votes to every one share of common stock. The Preferred Shares shall only valid during the term of this Agreement. At the end of the Agreement, November 15, 2016, the shares shall be cancelled and returned to Treasury and the Executive shall have no preferential voting rights. If this Agreement is renewed the preferred shares remain with the Executives.

Common Stock

During the fiscal year ended June 30,2016, the Company issued 500,000 shares of the Company’s common stock for settlement of an outstanding vendor balance amounting to USD $27,123.

During the fiscal year ended June 30, 2017, the Company issued 833,333 shares of the Company’s common stock for $25,000.

During the fiscal year ended June 30, 2017, the Company issued 2,000,000 shares of the Company’s common stock for settlement of an outstanding vendor balance amounting to USD $40,000.

During the fiscal year ended June 30, 2017, the Company issued 2,227,700 shares of the Company’s common stock for settlement of an outstanding debt and accrued interest amounting to USD $111,385.

During the fiscal year ended June 30, 2017, the Company issued 5,700,000 shares of the Company’s common stock for consulting service amounting to USD $142,500.

Note 11 – RELATED PARTY TRANSACTIONS

During the fiscal year ended June 30, 2016, the Company paid $20,113 and $1,005 as compensation, respectively, to the sister and mother of the CEO. There were no related party transaction for June 30, 2017 to disclose.

Note 12 – SUBSEQUENT EVENTS

As of November 1, 2018 both parties have mutually agreed not to proceed with the below described merger between Banjo & Matilda, Inc. and Spectrum King.

On September 20, 2017, Banjo & Matilda, Inc. entered into a Binding Memorandum of Understanding (the "MOU") with Spectrum King, LLC. Pursuant to the terms of the MOU, the parties have agreed to cause a merger of Spectrum with Banjo.

Additionally, effective April 12, 2018, Banjo & Matilda, Inc. King, LLC entered into an Exchange Agreement dated as of March 19, 2018 pursuant to which Banjo shall acquire 100% of the issued and outstanding membership units of the Company from the Members in exchange for the issuance of Banjo shares of its Series B Preferred Stock constituting 93.67% of the total voting power of Banjo capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, the Company will become a wholly-owned subsidiary of Banjo once the acquisition in finalized.

