Form 10-Q
period 2017-09-30
Banjo & Matilda, Inc.
filed 2019-06-17
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 17, 2019, the Registrant had outstanding 69,584,149 shares of common stock.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

4

BANJO & MATILDA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND JUNE 30, 2017

	September 30,	June 30,
	2017	2017
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,325	$4,491
Trade receivables, net	1,464	-
Inventory, net	-	18,443
TOTAL CURRENT ASSETS	8,789	22,934

NON-CURRENT ASSETS
Property, plant and equipment, net	6,975	7,529
TOTAL NON-CURRENT ASSETS	6,975	7,529

TOTAL ASSETS	$15,764	$30,463

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Trade and other payables	$1,289,524	$1,178,978
Deposit payable	4,621	4,621
Trade financing	364,151	367,588
Accrued interest	616,682	523,257
Loans payable (net of related discount)	647,246	630,786
Loan from related parties	170,626	170,626
Convertible loan from related parties (net of related discount)	387,328	387,328
TOTAL CURRENT LIABILITIES	3,480,178	3,263,184

TOTAL LIABILITIES	3,480,178	3,263,184

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and 69,584,149 and 58,823,116 shares issued and outstanding, respectively	695	695
Additional paid in capital	1,951,295	1,951,295
Other accumulated comprehensive gain	100,007	100,007
Accumulated deficit	(5,516,421)	(5,284,728)
TOTAL STOCKHOLDERS' DEFICIT	(3,464,414)	(3,232,721)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,764	$30,463

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	September 30, 2017	September 30, 2016

Revenue	$79,779	$200,927
Cost of sales	19,699	46,944
Gross profit	60,080	153,983

Payroll and employee related expenses	133,029	122,483
Operating expense	8,829	20,104
Marketing expense	5,143	17,781
Selling expense	7,047	31,478
Samples and design expense	-	1,706
Occupancy expenses	6,348	14,597
Depreciation and amortization expense	554	2,662
Finance Charges	11,351	8,808
Corporate and public company expense	19,359	7,422
Total operating expenses	191,660	227,041
Loss from operations	(131,580)	(73,058)

Other Income (Expense)
Other income	(882)	687
Amortization of debt discount	(12,534)	(16,392)
Interest expense	(86,697)	(68,175)
Total Other Expense	(100,113)	(83,880)

Loss before income tax	(231,693)	(156,938)

Provision for income taxes	-	-

Net loss	$(231,693)	$(156,938)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	69,584,149	58,823,116
Diluted	69,584,149	58,823,116

The accompanying notes are an integral part of these consolidated financial statements

F-2

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	September 30, 2017	September 30, 2016

Net loss	$(231,693)	$(156,938)

Other comprehensive income
Foreign currency translation	-	-
Total other comprehensive income	-	-

Comprehensive loss	$(231,693)	$(156,938)

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(231,693)	$(156,938)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	554	976
Amortization	-	1,686
Debt discount amortization	12,534	16,392
Amortization of deferred finance fee	3,926	3,926
Changes in operating assets and liabilities:
Trade receivables	(1,464)	2,511
Inventory	18,443	24,551
Other assets	-	(11,000)
Trade payables and other liabilities	110,546	38,046
Accrued interest	93,425	60,976
Net cash provided by (used in) operating activities	6,271	(18,874)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (net payments) on related party loan	-	(683)
Net proceeds (net payments) on loan payables	-	44,926
Net trade financing	(3,437)	(28,282)
Net cash (used in) provided by financing activities	(3,437)	15,961

Net increase (decrease) in cash and cash equivalents	2,834	(2,913)

Cash and cash equivalents at the beginning of the period	$4,491	$11,056

Cash and cash equivalents at the end of the period	$7,325	$8,143
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$-	$12,082

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

Banjo & Matilda Pty Ltd. was incorporated under the laws of Australia on May 27, 2009, and manufactures and sells cashmere fashion. Headquartered at Bondi Beach, the Aussie lifestyle of sun, sand and surf resonates innately with this label and its philosophy of low maintenance, style and comfort.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $5,516,421 as of September 30, 2017. The Company also incurred net losses of $231,693 for the for the three months ended September 30, 2017 and had negative working capital. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties. In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

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

Exchange Gain (Loss)

For the three months ended September 30, 2017 and 2016, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US dollars on the date of transaction and the exchange gains or losses were recorded in the consolidated statement of operations. The exchange gains or losses were immaterial for the three months ended September 30, 2017 and 2016.

Foreign Currency Translation and Comprehensive Income (Loss)

For the three months ended September 30, 2017 and 2016, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US dollars on the date of settlement and the exchange gains and losses were recorded in the consolidated statement of operations. No change was recorded in the comprehensive income (loss).

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

Cost of Sales

Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), importation duties and charges and third party royalties.

Selling Expense

Selling expenses consist primarily of shipping and handling costs, relating to the delivery of products to customers, are classified as selling, general and administrative expenses. Selling expenses amounted to $7,047 and $31,478 for the three months ended September 30, 2017 and 2016 respectively.

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

The Company has been behind in filing its payroll tax returns and sales tax returns. The Company has recorded $882 as penalties and $6,835 as interest for the late payment of taxes in the accompanying financials.

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

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2017 and June 30, 2017, the Company had $7,325 and $4,491 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowances for doubtful accounts as of September 30, 2017 and June 30, 2017 are $135,956 and $135,956 respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or net realizable value. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of September 30, 2017 and June 30, 2017, the Company had outstanding balances of Finished Goods Inventory of $0 and $18,443 respectively.

As of September 30, 2017 and June 30, 2017, a reserve for Estimated Inventory Charges in the amount of $230 and $230 was established.

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

As of September 30, 2017 and June 30, 2017, Plant and Equipment consisted of the following:

	September 30,	June 30,
	2017	2017
Property, plant & equipment	$29,456	$29,456
Accumulated depreciation	(22,481)	(21,927)
	$6,975	$7,529

Depreciation was $554 and $976 for the three months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017 and June 30, 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share the three months ended September 30, 2017 and 2016:

	Three month periods ended
	September 30, 2017	September 30, 2016
Basic and diluted
Net loss	$(231,693)	$(156,938)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	69,584,149	58,823,116

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

The allowances for doubtful accounts as of September 30, 2017 and June 30, 2017 are $135,956 and $135,956 respectively.

Note 4 – TRADE AND OTHER PAYABLES

As of September 30, 2017 and June 30, 2017, trade and other payable are comprised of the following:

	September 30,	June 30,
	2017	2017
Trade payable	$597,443	$580,322
Officer compensation	158,767	122,225
Payroll payable	201,911	151,824
Payroll taxes	202,271	195,551
Employee benefits	92,808	95,314
Other liabilities	36,324	33,742
	$1,289,524	$1,178,978

Note 5 – TRADE FINANCING

The Company entered into a Note Purchase Agreement for $65,000 dated January 4, 2017 with a third party. The amount was due on July 4, 2017 and carries interest at the rate of 18%. As of September 30, 2017 and June 30, 2017, the outstanding loan balance was $56,320 and $57,958 and accrued interest was $8,424 and $5,301 respectively. The loan maturity date has been extended to until full settlement occurs without penalty.

The Company has a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $150,000 at an interest rate of 20.95% per annum. Upon default of the loan, the Company reached a settlement with its obligation with the entity in the amount of AUD $165,523. The amount is to be paid through application of its Export Market Development Grant and up to 25% of the Company’s store sales in Australia. All of the amounts referenced are in Australian dollars. As of September 30, 2017 and June 30, 2017, the Company had outstanding balance of USD $51,411 and USD $53,210, respectively.

On August 14, 2014 the Company entered into a trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing. Original term is for 12 months with automatic renewal for each consecutive period thereafter with interest at base rate floor of 3.25 plus 4.5%. In the event of default, an additional 7% interest is added. As of September 30, 2017 and June 30, 2017, the Company had an outstanding balance of $128,468 and had renewed the loan term indefinitely until full settlement occurs. As of September 30, 2017 and June 30, 2017, the Company had an accrued interest balance of $43,945 and $39,062, respectively.

On November 2, 2016, the Company entered into a merchant agreement with a capital funding group for a purchase price of $35,000 and purchased amount of $47,250. The Company is amortizing the excess of purchase amount over the purchase price, over the term of the financing of 21 months. Pursuant to the agreement, the Company cannot obtain future financing by selling receivables without consent from the lender. The Merchant holds a security interest in all accounts and proceeds. As of September 30, 2017 and June 30, 2017, the balance owed to the lender amounted to $17,981 and accrued interest of $6,417 and $4,667, respectively. The term has been extended indefinitely until full settlement occurs without penalty.

On November 3, 2016, the Company entered into a payments rights purchase and sale agreement for $72,500 due in April 2017. The financing has a purchase price of $50,000 with the purchased amount of $72,500. The Company is amortizing the excess of purchased amount over purchase price, over the term of the financing of six months. The Company has to make daily payments of $575.40 to the lender. During the quarter ended September 30, 2017 there was no amortization of the excess purchased amount, as interest expense, in the accompanying financials. As of September 30, 2017 and June 30, 2017, the loan balance owed to the lender of $2,601 is in default. The loan has been charged an interest rate of 16% per annum while in default. During the quarter ended September 30, 2017 the Company recorded interest expense of $105 on the loan. During fiscal year 2019 this loan was settled for $6,250.

On November 29, 2016, the Company entered into a consignment agreement. It is a platform for funding advance inventory production. This facility allowed the Company to fund manufacturing with a consignment facility which pegs repayment to the sales of inventory. During the period ended June 30, 2017, the Company initially raised $21,928 for a purchase price of $26,313. This amount was paid off as of March 31, 2017. The difference of $4,385 was amortized over the period of financing. The Company again raised $114,888 for a purchase price of $133,342 in December 2016 due by December 2017. The difference of $18,454 is being amortized over the period of financing. As of September 30, 2017 and June 30, 2017, balance outstanding was $107,370, with $19,736 and $15,123 in accrued interest, respectively. As of September 30, 2017, the loan was not in default. As of November 2018 the loan balance will be in default and there are no penalties for the default on this loan.

Note 6 – LOANS

In December 2013, the Company entered into a short-term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. The loan has been in default since January 2014 and accruing interest of $166 per day. The outstanding balance as of September 30, 2017 and June 30, 2017 was $100,000. During the quarters ended September 30, 2017 and 2016, the Company recorded interest expense of $15,272 and $15,106, respectively, on the note. As of September 30, 2017 and June 30, 2017, the accrued interest recorded is $186,476 and $171,204, respectively, on the note.

From May 2014 to June 2017, the Company entered into several convertible loan agreements with a lender aggregating in the amount of $162,500. The notes bear interest at 6% per year and are due and payable six months from the date of each note. The loans may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of September 30, 2017 and June 30, 2017 was $36,500. On April 15, 2017, the Company issued 2,227,700 at $0.05 per share in exchange for $95,000 in principle and $16,385 in accrued interest. The remaining loan balance has been in default. There was no penalty or interest rates increase due to the default. The accrued interest is $2,761 and $2,209 as of September 30, 2017 and June 30, 2017, respectively.

In June 2015, the Company entered into a secured promissory note in the amount of $500,000 with a Delaware statutory trust. The note bears interest at the rate of 18% per annum and was due on or before July 1, 2017. The note has various covenants attached including one in which all credit card receipts are to be swept into an account which will fund payments on the note that are not in excess of the minimum quarterly payments required. As a condition of the note, an affiliate of the lender was granted a warrant to purchase 6,000,000 shares of the common stock of the Company at a price of $.08 in whole or in part. The outstanding balance as of September 30, 2017 and June 30, 2017 was $500,000.

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

In connection with the issuance of the above notes, the Company recorded a note discount of $115,274. The Company amortized $12,534 of the note discount during the quarters ended September 30, 2017 and 2016. The Company recorded interest of $27,726 and $22,500 on the note during the quarters ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and June 30, 2017, accrued interest balance is $86.822 and $59,096, respectively.

From August 2016 to February 2017, the Company entered into several convertible loan agreements with a lender aggregating in the amount of $60,125. The notes bear interest at 6% per year and are due and payable six months from the date of each note. The convertible loan agreements are in default as of February 2017. There was no penalty or interest rates increase due to the default. The loans may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of September 30, 2017 and June 30, 2017 was $60,125. The accrued interest is $3,109 and $2,096 as of September 30, 2017 and June 30, 2017, respectively.

Related Party Payable

The Company had several outstanding convertible note agreements with a shareholder aggregating to AUD $370,000. The notes had interest rates varying from 6% to 15% per annum. In March 2015, the outstanding balance and accrued interest was refinanced by a $526,272 convertible note. The Convertible Note bears interest at the rate of 18% per annum and was due on or before April 30, 2017. The interest portion of the note shall be paid weekly starting in April 2015. Principle payments of $9,929 AUD weekly were to commence in April 2016. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of five cents ($0.05) per share, subject to various standard provisions. The outstanding balance as of September 30, 2017 and June 30, 2017, net of related discount, was USD $387,328. The interest rate increased from 18% per annum to 22% per annum due to the loan default as of September 30, 2015. The Company determined the fair value of the convertible note of $80,909 using the intrinsic value method. The Company recorded an amortization of the debt discount of $0 and $3,858, during the quarters ended September 30, 2017 and 2016, respectively. During the quarters ended September 30, 2017 and 2016, the Company recorded interest of $21,478 and $21,303, respectively, on the note. Accrued interest as of September 30, 2017 and June 30, 2017 is $166,223 and $144,745 respectively.

The Company has liabilities payable in the amount of $170,626 to shareholders and officers of the Company as of September 30, 2017 and June 30, 2017. The note bears interest at the rate of 15% per annum and was due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of Banjo & Matilda, Inc. at a pre-determined rate. The Company has granted the Lenders a security interest in the intellectual property of the Borrower. The remaining loan balance has been in default. There was no penalty or interest rates increase due to the default. The accrued interest is $63,833 and $57,260 as of September 30, 2017 and June 30, 2017, respectively.

Scheduled principal payments on loans are as follows;

Year ending June 30,	Loan 1	Loan 2	Loan 3	Loan 4	Loan 5	Loan 6	Total
2018	$100,000	$36,500	$500,000	$60,125	$387,328	$170,626	$1,254,579
	$100,000	$36,500	$500,000	$60,125	$387,328	$170,626	$1,254,579

Note 7 – COMMITMENTS

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

For the three months ended September 30, 2017 and 2016 the aggregate rental expense was $6,348 and $14,597, respectively.

Note 8 – INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, June 30, 2017 and June 30, 2016 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at September 30, 2017 and June 30, 2017. At September 30, 2017 and June 30, 2017, the Company had federal net operating loss carry-forwards of approximately $4,979,000 and $4,755,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	September 30, 2017	June 30, 2017
Net loss carryforward	$1,494,000	$1,425,000
Valuation allowance	(1,494,000)	(1,425,000)
Total deferred tax assets	$-	$-

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

Common Stock

No changes to the common stock for the three months ended September 30, 2017.

Note 10 – RELATED PARTY TRANSACTIONS

During the fiscal year ended June 30, 2016, the Company paid $20,113 and $1,005 as compensation, respectively, to the sister and mother of the CEO. There were no related party transaction for June 30, 2017 to disclose.

Note 11 – SUBSEQUENT EVENTS

As of November 1, 2018 both parties have mutually agreed not to proceed with the below described merger between Banjo & Matilda, Inc. and Spectrum King.

On September 20, 2017, Banjo & Matilda, Inc. entered into a Binding Memorandum of Understanding (the “MOU”) with Spectrum King, LLC. Pursuant to the terms of the MOU, the parties have agreed to cause a merger of Spectrum with Banjo.

Additionally, Effective April 12, 2018, Banjo & Matilda, Inc. and Spectrum King, LLC entered into an Exchange Agreement dated as of March 19, 2018 pursuant to which Banjo shall acquire 100% of the issued and outstanding membership units of Spectrum King from the Members in exchange for the issuance of Banjo shares of its Series B Preferred Stock constituting 93.67% of the total voting power of Banjo capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, Spectrum King will become a wholly-owned subsidiary of Banjo once the acquisition in finalized.

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

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the quarter ending September 30, 2017 and 2016. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

During the quarters ended September 30, 2017 and 2016, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US Dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity. There were no significant fluctuations in the exchange rate for the conversion of Australian Dollars to US Dollars after the balance sheet date.

Executive summary

The September quarter 2017 represented the beginning of a strategic review for the company. While the Company started in 2009 as an e-commerce only brand, it embarked upon a strategic brand building wholesale distribution program in 2013. In 2015 the Company made the decision to exit this distribution channel due to the increasing issues that apparel and luxury goods brands were facing in working with retailers via wholesale. The Company experienced lower margins, carried higher risks and viewed an uncertain future due to the increasing difficulties occurring in the physical retail landscape. In 2016 the Company began to focus fully on its higher value, higher margin, lower risk direct-to-consumer e-commerce centric business model.

In order to conserve cash and potentially raise new capital, the company decided to wind down operations to a minimal level and focus on reviewing strategic options.

Even though the Company incurred losses in wholesale during fiscal 2016 and 2017, we considered this an investment in building a US e-commerce customer base. The transition away from wholesale was challenging and the Company has considered its strategic opportunities in addition to its current apparel business.

Fiscal 2018 Results of Operations Compared with Fiscal 2017

Revenues

Sales decreased 60% from $200,927 to $79,779, for the September 2017 quarter compared with the September quarter in 2016. Cost of sales commensurately decreased from $46,944 to $19,699, or 58%. This was due to the company winding down operations.

Gross Margins

Gross margins decreased from $153,983 to $60,080, or 61%, for the September 2017 quarter compared with the September 2016 quarter. This was due to the company winding down operations.

Expenses

Total operating expenses decreased 16% from $227,041 to $191,660, for the September 2017 quarter compared with the September 2016 quarter. This was due to the company winding down operations.

Net Loss

Net loss and comprehensive net loss was $231,693 for the September 2017 quarter compared to $156,938 in the September 2016 quarter. This was due to the company winding down operations.

Liquidity and Capital Resources

As of September 30, 2017, we had a cash balance of $7,325 and negative working capital of $3,471,839. Our net loss of $231,693 in the quarter ended September 30, 2017 was mostly funded by proceeds raised from financings. We will need to raise working capital (or refinance existing short-term debt to long-term debt) to fund operations. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital will likely cause us to cease operations.

During the three months ended September 30, 2017, our operating activities provided $6,271 of net cash compared to using $18,874 of net cash flow in our operating activities for the three months ended September 30, 2016.

During the three months ended September 30, 2017, net cash used by financing activities was $3,437 compared with $15,961 of net cash provided by financing activities in the September quarter 2016.

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

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or net realizable value. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Exchange Gain (Loss)

During the September 2017 quarter and the years ended June 30, 2017 and 2016, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US Dollars on the date of transaction and the exchange gains or losses were recorded in the statement of operations. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the September 2017 quarter and the years ended June 30, 2017 and 2016, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US Dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity. There were no significant fluctuations in the exchange rate for the conversion of Australian Dollars to US Dollars after the balance sheet date.

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

8

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in Risk Factors in our Annual Report on Form 10-K.

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

BANJO & MATILDA, INC.

Date: June 17, 2019	By:	/s/ Brendan Macpherson
Brendan Macpherson Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

