Form 10-Q
period 2018-03-31
Banjo & Matilda, Inc.
filed 2019-07-18
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 17, 2019, the Registrant had outstanding 69,584,149 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

4

BANJO & MATILDA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2018 AND JUNE 30, 2017

	March 31,	June 30,
	2018	2017
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$4,491
Trade receivables, net	287	-
Inventory, net	-	18,443
TOTAL CURRENT ASSETS	287	22,934

NON-CURRENT ASSETS
Property, plant and equipment, net	5,921	7,529
TOTAL NON-CURRENT ASSETS	5,921	7,529

TOTAL ASSETS	$6,208	$30,463

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Cash overdraft	$5,255	$-
Trade and other payables	1,494,168	1,178,978
Deposit payable	4,621	4,621
Trade financing	364,004	367,588
Accrued interest	799,946	523,257
Loans payable (net of related discount)	680,165	630,786
Loan from related parties	170,626	170,626
Convertible loan from related parties	387,328	387,328
TOTAL CURRENT LIABILITIES	3,906,113	3,263,184

TOTAL LIABILITIES	3,906,113	3,263,184

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and 69,584,149 and 69,584,149 shares issued and outstanding, respectively	695	695
Additional paid in capital	1,951,295	1,951,295
Other accumulated comprehensive gain	100,007	100,007
Accumulated deficit	(5,951,912)	(5,284,728)
TOTAL STOCKHOLDERS’ DEFICIT	(3,899,905)	(3,232,721)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,208	$30,463

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

	Three month periods ended		Nine month periods ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$375	$133,408	$80,154	$493,450
Cost of sales	-	16,705	19,699	107,395
Gross profit	375	116,703	60,455	386,055

Payroll and employee related expenses	96,144	129,149	343,110	375,511
Operating expense	151	82,054	9,122	122,976
Marketing expense	-	491	5,143	35,408
Selling expense	-	25,068	7,047	78,125
Samples and design expense	-	718	-	8,479
Occupancy expenses	-	7,014	6,348	33,072
Depreciation and amortization expense	513	5,324	1,608	10,648
Finance charges	8,717	31,370	29,882	58,628
Corporate and public company expense	-	24,411	19,357	38,958
	105,525	305,599	421,617	761,805
Loss from operations	(105,150)	(188,896)	(361,162)	(375,750)

Other income (expense)	1,010	6,389	(3,202)	10,466
Amortization of debt discount	(12,533)	(16,392)	(37,601)	(49,177)
Interest expense	(91,050)	(57,074)	(265,219)	(193,878)
Total Other Expense	(102,573)	(67,077)	(306,022)	(232,589)

Loss before income tax	(207,723)	(255,973)	(667,184)	(608,339)

Provision for income taxes	-	-	-	-

Net loss	$(207,723)	$(255,973)	$(667,184)	$(608,339)

Net loss per share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic	69,584,149	59,062,005	69,584,149	58,905,021
Diluted	69,584,149	59,062,005	69,584,149	58,905,021

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

	Three month periods ended		Nine month periods ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(207,723)	$(255,973)	$(667,184)	$(608,339)

Other comprehensive income
Foreign currency translation	-	-	-	-
Total other comprehensive income	-	-	-	-

Comprehensive loss	$(207,723)	$(255,972)	$(667,184)	$(608,339)

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(667,184)	$(608,339)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	1,608	7,276
Amortization	-	3,372
AR allowance	-	(5,725)
Debt discount amortization	37,601	49,177
Amortization of deferred finance fee	11,776	58,628
Changes in operating assets and liabilities:
Trade receivables	(287)	8,595
Inventory	18,443	50,709
Other assets	-	(11,000)
Deferred financing costs	-	(46,851)
Trade payables and other liabilities	320,446	109,365
Accrued interest	276,690	187,226
Net cash used in provided by operating activities	(907)	(197,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	-	-
Payments on related party loans	-	(1,532)
Proceeds from loan payables	-	31,000
Payments on loan payables	-	-
Proceeds from trade financing	-	293,693
Payments on trade financing	(3,584)	(129,822)
Net cash provided by (used in) financing activities	(3,584)	193,339

Net decrease in cash and cash equivalents	(4,491)	(4,228)

Cash and cash equivalents at the beginning of the period	$4,491	$11,056

Cash and cash equivalents at the end of the period	$-	$6,828
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$-	$36,286

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $5,951,912 as of March 31, 2018. The Company also incurred net losses of $207,723 and $667,184 for the for the three and nine months ended March 31, 2018, respectively, and had negative working capital. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties. In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

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

Exchange Gain (Loss)

During the nine month periods ended March 31, 2018 and 2017, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US$ on the date of transaction and the exchange gains or losses were recorded in the statement of operations. The exchange gains or losses were immaterial for the nine months ended March 31, 2017 and 2018.

Foreign Currency Translation and Comprehensive Income (Loss)

During the nine month periods ended March 31, 2018 and 2017, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss).

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

Cost of Sales

Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), and importation duties and charges.

Selling Expense

Selling expenses consist primarily of shipping and handling costs, relating to the delivery of products to customers, are classified as selling, general and administrative expenses. Selling expenses amounted to $7,047 for the nine month period and $0 for the three month periods ended March 31, 2018 and $78,125 for the nine month and $25,068 for the three month periods ended March 31, 2017.

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

The Company has been behind in filing its payroll tax returns and sales tax returns. The Company has recorded $2,640 as penalties and $20,597 as interest for the late payment of taxes in the accompanying financials.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2018 and June 30, 2017, the Company had $0 and $4,491 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowances for doubtful accounts as of March 31, 2018 and June 30, 2017 are $135,956 and $135,956 respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or net realizable value. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. As of March 31, 2018 and June 30, 2017, the Company had outstanding balances of Finished Goods Inventory of $0 and $18,443 respectively.

As of March 31, 2018 and June 30, 2017, a reserve for Estimated Inventory Charges in the amount of $0 and $230 was established.

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

As of March 31, 2018 and June 30, 2017, Plant and Equipment consisted of the following:

	March 31	June 30
	2018	2017
Property, plant and equipment	$29,456	$29,456
Accumulated depreciation	(23,535)	(21,927)
	$5,921	$7,529

Depreciation was $1,608 and $7,276 for the nine month periods ended March 31, 2018 and 2017, respectively. Depreciation was $513 and $1,952 for the three month periods ended March 31, 2018 and 2017, respectively.

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

As of March 31, 2018, and June 30, 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for three and nine month periods ended March 31, 2018 and 2017:

	Three month periods ended
	March 31, 2018	March 31, 2017
Basic and diluted
Net loss	$(207,723)	$(255,973)

Net loss per share
Basic	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	69,584,149	59,062,005

	Nine month periods ended
	March 31, 2018	March 31, 2017
Basic and diluted
Net loss	$(667,184)	$(608,339)

Net loss per share
Basic	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	69,584,149	58,905,021

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

Trade receivables that are past their normal payment terms are overdue and once 60 days past due are considered delinquent. Minimum payment terms vary by product. The maximum payment terms are extended to no more than 90 days by the Company. All trade receivables that are overdue are individually assessed for impairment.

The allowances for doubtful accounts as of March 31, 2018 and June 30, 2017 are $135,956 and $135,956 respectively.

Note 4 – TRADE AND OTHER PAYABLES

As of March 31, 2018 and June 30, 2017, trade and other payable are comprised of the following:

	March 31	June 30
	2018	2017
Trade payable	$606,147	$580,322
Cash Overdraft	5,255	-
Officer compensation	277,099	122,225
Payroll payable	255,917	151,824
Payroll taxes	214,347	195,551
Employee benefits	98,643	95,314
Other liabilities	36,760	33,742
	$1,499,423	$1,178,978

Note 5 – TRADE FINANCING

The Company entered into a Note Purchase Agreement for $65,000 dated January 4, 2017 with a third party. The amount was due on July 4, 2017 and carries interest at the rate of 18%. As of March 31, 2018, and June 30, 2017, the outstanding loan balance was $56,320 and $57,958 and accrued interest was $14,602 and $5,301 respectively. The loan maturity date has been extended until full settlement occurs without penalty.

The Company has a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $150,000 at an interest rate of 20.95% per annum. Upon default of the loan, the Company reached a settlement with its obligation with the entity in the amount of AUD $165,523. The amount is to be paid through application of its Export Market Development Grant and up to 25% of the Company’s store sales in Australia. All of the amounts referenced are in Australian dollars. As of March 31, 2018, and June 30, 2017, the Company had outstanding balance of USD $51,264 and USD $53,210, respectively.

On August 14, 2014 the Company entered into a trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing. Original term is for 12 months with automatic renewal for each consecutive period thereafter with interest at base rate floor of 3.25 plus 4.5%. In the event of default, an additional 7% interest is added. As of March 31, 2018, and June 30, 2017, the Company had an outstanding balance of $128,468 and had renewed the loan term indefinitely until full settlement occurs. As of March 31, 2018, and June 30, 2017, the Company had an accrued interest balance of $53,710 and $39,062, respectively.

On November 2, 2016, the Company entered into a merchant agreement with a capital funding group for a purchase price of $35,000 and purchased amount of $47,250. The Company is amortizing the excess of purchase amount over the purchase price, over the term of the financing of 21 months. Pursuant to the agreement, the Company cannot obtain future financing by selling receivables without consent from the lender. The Merchant holds a security interest in all accounts and proceeds. As of March 31, 2018 and June 30, 2017, the balance owed to the lender amounted to $17,981 and accrued interest of $9,917 and $4,667, respectively. The term has been extended indefinitely until full settlement occurs without penalty.

On November 3, 2016, the Company entered into a payments rights purchase and sale agreement for $72,500 due in April 2017. The financing has a purchase price of $50,000 with the purchased amount of $72,500. The Company is amortizing the excess of purchased amount over purchase price, over the term of the financing of six months. The Company has to make daily payments of $575.40 to the lender. During the period ended March 31, 2018 there was no amortization of the excess purchased amount, as interest expense, in the accompanying financials. As of March 31, 2018 and June 30, 2017, the loan balance owed to the lender of $2,601 is in default. The loan has been charged an interest rate of 16% per annum while in default. During the three month and nine month periods ended March 31, 2018 the Company recorded interest expense of $102 and $312, respectively. During fiscal year 2019 this loan was settled for $6,250.

On November 29, 2016, the Company entered into a consignment agreement. It is a platform for funding advance inventory production. This facility allowed the Company to fund manufacturing with a consignment facility which pegs repayment to the sales of inventory. During the period ended June 30, 2017, the Company initially raised $21,928 for a purchase price of $26,313. This amount was paid off as of March 31, 2017. The difference of $4,385 was amortized over the period of financing. The Company again raised $114,888 for a purchase price of $133,342 in December 2016 due by December 2017. The difference of $18,454 is being amortized over the period of financing. As of March 31, 2018, and June 30, 2017, balance outstanding was $107,370, with $24,795 and $15,123 in accrued interest, respectively. As of March 31, 2018, the loan was in default and charged an interest rate of 12% per annum.

Note 6 –LOANS

In December 2013, the company entered into a short term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. The loan has been in default since January 2014 and accruing interest of $166 per day. The outstanding balance as of March 31, 2018 and as of June 30, 2017 was $100,000 and $100,000 respectively. During the nine month periods ended March 31, 2018 and 2017, the Company recorded an interest of $45,484 and $45,318, respectively, on the note. As of March 31, 2018 and June 30, 2017, the accrued interest recorded is $216,688 and $171,204, respectively, on the note.

From May 2014 to June 2017, the Company entered into several convertible loan agreements with a lender aggregating in the amount of $162,500. The notes bear interest at 6% per year and are due and payable six months from the date of each note. The loans may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of March 31, 2018 and June 30, 2017 was $36,500. On April 15, 2017, the Company issued 2,227,700 at $0.05 per share in exchange for $95,000 in principle and $16,385 in accrued interest. The remaining loan balance has been in default March 31, 2018 and June 30, 2017, respectively.

In June 2015, the Company entered into a secured promissory note in the amount of $500,000 with a Delaware statutory trust. The note bears interest at the rate of 18% per annum and was due on or before July 1, 2017. The note has various covenants attached including one in which all credit card receipts are to be swept into an account which will fund payments on the note that are not in excess of the minimum quarterly payments required. As a condition of the note, an affiliate of the lender was granted a warrant to purchase 6,000,000 shares of the common stock of the Company at a price of $.08 in whole or in part. The outstanding balance as of March 31, 2018 and June 30, 2017 was $500,000. The debt discount amortization and deferred interest carried on the loan was $12,534 and $3,926 respectively as of March 31, 2018 and $50,135 and $15,702 as of June 30, 2017.

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

In connection with the issuance of the above notes, the Company recorded a note discount of $115,274. The Company amortized $37,601 and $37,601, of the note discount during the nine month periods ended March 31, 2018 and 2017, respectively. The Company recorded interest of $82,575 and $67,500, on the note during the nine month periods ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and June 30, 2017, the accrued interest balance is $141,671 and $59,096, respectively. The loan is in default and accrues interest at the rate of 22% per year.

From August 2016 to February 2017, the Company entered into several convertible loan agreements with a lender aggregating in the amount of $60,125. The notes bear interest at 6% per year and are due and payable six months from the date of each note. The convertible loan agreements are in default as of February 2017. There were no penalty or interest rate increase due to the default. The loans may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of March 31, 2018 and June 30, 2017 was $60,125. The accrued interest is $4,998 and $2,096 as of March 31, 2018 and June 30, 2017, respectively.

Related Party Payable

The Company had several outstanding convertible note agreements with a shareholder aggregating to AUD $370,000. The notes had interest rates varying from 6% to 15% per annum. In March 2015, the outstanding balance and accrued interest was refinanced by a $526,272 convertible note. The Convertible Note bears interest at the rate of 18% per annum and is due on or before April 30, 2017. The interest portion of the note shall be paid weekly starting in April 2015. Principle payments of $9,929 AUD weekly were to commence in April 2016. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of five cents ($0.05) per share, subject to various standard provisions. The outstanding balance as of March 31, 2018 and June 30, 2017, net of related discount, was USD $387,328. The interest rate increased from 18% per annum to 22% per annum due to the loan default as of September 30, 2015. The Company determined the fair value of the convertible note of $80,909 using the intrinsic value method. The Company recorded an amortization of the debt discount of $0 and $11,575, during the nine month period ended March 31, 2018 and 2017, respectively. The debt discount is fully amortized as of June 30, 2017. During the nine month periods ended March 31, 2018 and 2017, the Company recorded interest of $63,967 and $63,909, respectively, on the note. Accrued interest as of March 31, 2018 and June 30, 2017 is $208,712 and $144,745 respectively.

The Company has liabilities payable in the amount of $170,626 to shareholders and officers of the Company as of March 31, 2018 and June 30, 2017. The note bears interest at the rate of 15% per annum and was due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of Banjo & Matilda, Inc. at a pre-determined rate. The Company has granted the Lenders a security interest in the intellectual property of the Borrower. The remaining loan balance has been in default. There was no penalty or interest rates increase due to the default. The accrued interest is $77,591 and $57,260 as of March 31, 2018 and June 30, 2017, respectively.

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

For the nine months ended March 31 2018 and 2017 the aggregate rental expense was $6,348 and $33,072, respectively.

Note 8 – INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, June 30, 2017 and June 30, 2016 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at March 31, 2018 and June 30, 2017. At March 31, 2018 and June 30, 2017, the Company had federal net operating loss carry-forwards of approximately $5,422,000 and $4,755,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	March 31, 2018	June 30, 2017
Net loss carryforward	$1,626,000	$1,425,000
Valuation allowance	(1,626,000)	(1,425,000)
Total deferred tax assets	$-	$-

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

Common Stock

No changes to the common stock for the nine months ended March 31, 2018.

Note 10 – RELATED PARTY TRANSACTIONS

During the nine month period ended March 31 2018, there were no related party transactions for the Company to disclose.

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

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the quarter ending March 31, 2018 and 2017. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

During the quarters ended March 31, 2018 and 2017, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US Dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity. There were no significant fluctuations in the exchange rate for the conversion of Australian Dollars to US Dollars after the balance sheet date.

Executive summary

The March quarter 2018 represented a continuation of the strategic review the company commenced in the September 2017 quarter.

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

March Quarter 2018 Results of Operations Compared with March Quarter 2017

Revenues

Sales decreased from $133,408 to $375 for the March 2018 quarter compared with the March quarter in 2017. Cost of sales commensurately decreased from $16,705 to $0. For the nine month periods ending March 31 2018 and 2017 sales decreased from $493,450 to $80,154 and cost of sales decreased from $107,395 to $19,699. These fluctuations were caused by the wind down in operations and related decrease in sales due to lack of new inventory.

Gross Margins

Gross margins decreased from $116,703 to $375, for the three months ending March 31, 2018 compared with the three months ending March 31, 2017 and from $386,055 to $60,455 for the nine months ending March 31, 2018 and March 31, 2017 respectively. The reduction in gross margins were directly attributed to the reduction in sales volume.

Expenses

Total operating expenses decreased 65% from $305,599 to $105,525, for the March 2018 quarter compared with the March 2017 quarter. For the nine month periods ending March 31, 2018 and March 31, 2017 total operating expenses decreased 45% from $761,805 to $421,617. The reduction in operating expense was driven by the wind down in operations.

Net Loss

Net loss and comprehensive net loss was $207,723 for the three months ending March 31, 2018 compared to $255,973 in the three months ending March 31, 2017 and $667,184 and $608,339 for the nine month periods ending March 31 2018 and 2017 respectively. The reduction in revenue was the driver of the increasing loss.

Liquidity and Capital Resources

As of March 31, 2018, we had a cash balance of $0 and negative working capital of $3,905,826. Our net loss of $207,723 in the quarter ended March 31 2018 was mostly funded by proceeds raised from financings. We will need to raise working capital (or refinance existing short-term debt to long-term debt) to fund operations. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital will likely cause us to cease operations.

During the nine months ended March 31, 2018, our operating activities used $907 of net cash compared to using $197,567 of net cash flow in our operating activities for the nine months ended March 31, 2017. This difference primarily resulted from the cessation of sales and operations.

During the nine months ended March 31, 2018, net cash used by financing activities was $3,584 compared with $193,339 of net cash provided by financing activities in the nine months ended March 31, 2017. This was due to no additional funding being secured.

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

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or net realizable value. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. All inventory was sold or written off as March 31, 2018.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2018 all inventory has been sold or written off.

Exchange Gain (Loss)

During the period ended March 31, 2018 and 2017, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US Dollars on the date of transaction and the exchange gains or losses were recorded in the statement of operations. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the period ended March 31, 2018 and 2017, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US Dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity. There were no significant fluctuations in the exchange rate for the conversion of Australian Dollars to US Dollars after the balance sheet date.

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

There were no other new accounting pronouncements during the year period ended March 31, 2018 that we believe would have a material impact on our financial position or results of operations. Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

BANJO & MATILDA, INC.

Date: July 17, 2019	By:	/s/ Brendan Macpherson
Brendan Macpherson Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

