Form 10-K
period 2018-06-30
Banjo & Matilda, Inc.
filed 2019-09-25
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 20, 2019 was $1,252,514.68.

As of September 20, 2019, the registrant had outstanding 69,584,149 shares of common stock.

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

Employees

As of August 30, 2019, we had 2 employees.

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

Risks Related to Our Business

History of Losses and Expectation of Future Losses

For the fiscal years ended June 30, 2018 and 2017, we had a net loss of $838,381 and $1,066,746, respectively, and we expect losses in future periods. There can be no assurance that we will ever become profitable.

Our fiscal 2018 audited financial statements contain a going-concern qualification, raising questions as to our continued existence.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has reported accumulated deficit as of June 30, 2018, of $6,123,109. Further losses are anticipated as we continue in the development stage of our business. We will be dependent upon the raising of additional capital through placement of our equity and/or debt securities in order to implement our business plan. There can be no assurance that we will be successful in either situation in order to continue as a going concern. Failure to raise the required capital to fund operations, on favorable terms or at all, will have a material adverse effect on our operations, and will likely cause us to curtail or cease operations.

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

As of June 30, 2018, we had a cash balance of $0 and negative working capital of $4,076,487. Our net loss of $838,381 in the year ended June 30, 2018 was mostly funded by proceeds raised from third-party financings.

We will need to raise working capital (or refinance existing short-term debt to long-term debt) to fund operations in the future. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital will likely cause us to cease operations.

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

Fluctuations in exchange rates could adversely affect our business as well as result in foreign currency exchange losses in our U.S. dollar financials. During the years ended June 30, 2018 and 2017, the transactions of the Company were denominated in US dollars. All the transactions which were denominated in other currencies were converted to US Dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). However, international sales are subject to currency fluctuations which could impact revenues.

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

Item 2. Properties

The Company terminated its subleased facilities in Santa Monica United States as its principle operational headquarters and executive offices as of June 30, 2017. Banjo & Matilda (Australia) Pty Ltd leased a 1,076 square foot retail store located at 76 William Street, Paddington, New South Wales, Australia until September 2017, which was then terminated. Management believes that the facilities were adequate for the Company's needs and has no additional need for the foreseeable future. In addition, management believes the terms of the leases were consistent with market standards and were arrived at through arm's-length negotiation.

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

Period	High Closing Price	Low Closing Price

July 1, 2019 through August 31, 2019	$0.0090	$0.0038

Period	High Bid	Low Bid

July 1, 2018 through September 30, 2018	$0.0098	$0.0032
October 1, 2018 through December 31, 2018	$0.0051	$0.0017
January 1, 2019 through March 31, 2019	$0.0025	$0.0017
April 1, 2019 through June 30, 2019	$0.0096	$0.0017

Period	High Bid	Low Bid

July 1, 2017 through September 30, 2017	$0.0080	$0.0020
October 1, 2017 through December 31, 2017	$0.0165	$0.0033
January 1, 2018 through March 31, 2018	$0.0086	$0.0035
April 1, 2018 through June 30, 2018	$0.0200	$0.0032

Our Transfer Agent

Olde Monmouth Stock Transfer Company, with offices at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716, is the transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of September 18, 2019, there are approximately 130 holders of record of our common stock.

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

Recent Issuances

Common stock issued in FY 17

Fiscal Year	Number of Shares Issued	Consideration	Notes
FY 2017	833,333	$25,000	During the fiscal year ended June 30, 2017, the Company issued 833,333 shares of the Company’s common stock for $25,000.
FY 2017	2,000,000	$40,000	During the fiscal year ended June 30, 2017, the Company issued 2,000,000 shares of the Company’s common stock for settlement of an outstanding vendor balance amounting to USD $40,000.
FY 2017	2,227,700	$111,385	During the fiscal year ended June 30, 2017, the Company issued 2,227,700 shares of the Company’s common stock for settlement of an outstanding debt and accrued interest amounting to USD $111,385
FY 2017	5,700,000	$142,500	During the fiscal year ended June 30, 2017, the Company issued 5,700,000 shares of the Company’s common stock for consulting service amounting to USD $142,500.

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

Financial Results

The following discussion of the results of operations constitutes management's review of the factors that affected the financial and operating performance for the fiscal years ended June 30, 2018 and 2017. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

During the years ended June 30, 2018 and 2017, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US Dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders' equity. There were no significant fluctuations in the exchange rate for the conversion of Australian Dollars to US Dollars after the balance sheet date.

Executive summary

The fiscal year 2018 represented the winding down of operations for the company after the strategic review the company commenced in the September 2017 quarter.

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

Given the lack of operating capital available to continue to build the Banjo & Matilda brand and e-commerce sales, the company has chosen an opportunity to deliver value to shareholders via a proposed merger with American Aviation Technologies LLC, effective April 18, 2019.

Fiscal 2018 Results of Operations Compared with Fiscal 2017

Revenues

Sales decreased from $629,969 to $79,665 for fiscal 2018 compared with fiscal 2017. Cost of sales commensurately decreased from $193,409 to $22,199 in the same period. The decrease in sales and cost of sales were caused by the wind down in operations and related decrease in sales due to lack of new inventory.

Gross Margins

Gross margins decreased from $436,560 to $57,466, for the fiscal 2018 period compared with the fiscal 2017 period. The reduction in gross margins were directly attributed to the reduction in sales volume.

Expenses

Total operating expenses decreased 52% from $1,099,388 to $523,583, for the fiscal 2018 period compared with the fiscal 2017 period. The reduction in operating expense was driven by the wind down in operations.

Net Loss

Net loss and comprehensive net loss decreased 21% from $1,066,746 to $838,381 for the fiscal 2018 period compared with the fiscal 2017 period. The reduction in operations resulted in the reduced loss.

Liquidity and Capital Resources

As of June 30, 2018, we had a cash balance of $0 and negative working capital of $4,076,487. Our net loss of $838,381 in the year ended June 30, 2018 was mostly funded by proceeds raised from financings. We will need to raise working capital (or refinance existing short-term debt to long-term debt) to fund operations. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital will likely cause us to cease operations.

During the fiscal year 2018, our operating activities used $52,336 of net cash compared to using $193,364 of net cash flow in our operating activities during fiscal 2017. This difference primarily resulted from the cessation of sales and operations.

During fiscal 2018, net cash provided by financing activities was $47,845 compared with $186,799 of net cash provided by financing activities in fiscal 2017. This was due to no additional funding being secured.

Commitments for Capital Expenditures

We do not have substantial commitments for capital expenditures. Our products are manufactured by third parties, enabling us to scale up operations without acquiring substantial production equipment. Although we will need to increase our design capabilities and augment our sales and administrative staff if we grow, the rate of growth of these expenses should be less than the rate of growth of our revenue. Further, if we expand our sales, the interest rates, fees and other expenses we pay to obtain credit, should be lower than those we incur presently. Of course, any growth in our revenues will require additional equity which, if available, will dilute the interests of our current shareholders. We do not anticipate an increase in the rate of growth of our operating expenses this year due to, among other factors, the fact that our operations are winding down.

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

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or net realizable value. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. All inventory was sold or written off as June 30, 2018.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2018 all doubtful accounts have been written off.

Exchange Gain (Loss)

During the period ended June 30, 2018 and 2017, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US Dollars on the date of transaction and the exchange gains or losses were recorded in the statement of operations. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency Translation and Comprehensive Income (Loss)

During the period ended June 30, 2018 and 2017, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US Dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income, net of tax, as a component of shareholders' equity. There were no significant fluctuations in the exchange rate for the conversion of Australian Dollars to US Dollars after the balance sheet date.

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

There were no other new accounting pronouncements during the year period ended June 30, 2018 that we believe would have a material impact on our financial position or results of operations. Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

At June 30, 2018, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Brendan Macpherson our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2018, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

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

Our management has conducted an evaluation, under the supervision and with the participation of Brendan Macpherson our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of June 30, 2018. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Brendan Macpherson concluded that our internal controls over financial reporting are not effective due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our material weaknesses relate to the following:

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The following sets forth information about our directors and executive officers:

Name	Age	Position
Brendan Macpherson	47	Chief Executive Officer, Chief Financial Officer, Secretary and Director

Belynda Storelli Macpherson	42	Chief Creative Officer and Director

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

Item 11. Executive Compensation.

The following summary compensation table sets forth information concerning the compensation paid by the Company for the fiscal years ended June 30, 2018 and June 30, 2017 to those persons who were, at June 30, 2018, (i) the chief executive officer, (ii) the chief financial officer, (iii) all executive officers and (ii) the other most highly compensated executive officers of Banjo & Matilda, whose total compensation was in excess of $100,000 (the “named executive officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Brendan Macpherson	2017	$165,611	$0	$0	$0	$0	$0	$0	$165,611
Chief Executive Officer	2018	$175,547	$0	$0	$0	$0	$0	$0	$175,547

Belynda Storelli Macpherson,	2017	$122,675	$0	$0	$0	$0	$0	$0	$122,675
Chief Creative Officer	2018	$130,035	$0	$0	$0	$0	$0	$0	$130,035

Outstanding Equity Awards at Fiscal Year End

For the year ended June 30, 2018, no director or executive officer has received compensation from the Registrant pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

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

Option Exercises and Fiscal Year-End Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2018, or held any outstanding stock options as of June 30, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth information about the beneficial ownership of our common stock as of September 20, 2019 by:

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

As of September 18, 2019, there was a total of 69,584,149 shares of common stock outstanding.

Name and Address	Shares Owned		Percent of Class
Brendan Macpherson Belinda Storelli Macpherson (Jibon Trust)	18,551,916	(1),(2)	26.7%

Raymond Key 396 Ladies Mile Lane Lake Hayes, Queenstown New Zealand 9304	19,095,368	(3)	27.4%

All directors & officers as a group (2 persons)	18,551,916	(1)(2)	26.7%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

In July 2013, Banjo & Matilda entered into a loan facility agreement with Harboursafe Holdings, an affiliate of our chief executive officer. As of June 30, 2018, the principal amount owed under the loan facility was $123,141, bearing interest at the rate of 15% per annum (an aggregate of $55,998 of accrued interest as of June 30, 2018), which loan has matured and is currently due on demand. To secure the loan, Banjo & Matilda granted Harboursafe Holdings a security interest in the intellectual property acquired by Banjo & Matilda under the intellectual property sale agreement pursuant to which Banjo & Matilda acquired numerous clothing designs from Harboursafe Holdings.

In November 2013, Raymond Key made an unsecured loan to Banjo & Matilda. The loan matured in December 2013, and in January 2014, the Company issued Raymond Key a one-year secured convertible note in the principal amount of $250,000 (the “Convertible Note”) in consideration of the rollover of the November 13, 2013 note and an additional loan of $150,000. As of June 30, 2018, the Company owed Mr. Key a principal amount of $320,729, and the Convertible Note bears interest at the rate of 22% per annum (an aggregate of $172,826 of accrued interest was also owed as of June 30, 2018). All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of $.05 per share. The Company's obligation under the Convertible Note is secured by a first lien on substantially all of its assets, including its inventory, receivables, trademarks and trade names.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Farber Hass Hurley LLP for professional services rendered for the fiscal years ended June 30, 2018 and 2017:

	Fiscal Year Ended
	June 30, 2018	June 30, 2017
Audit Fees	$32,000	$31,000
Audit Related Fees	-
Tax Fees	-	-
All Other Fees	-
	$32,000	$31,000

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

Our Board of Directors has reviewed and discussed with Farber Hass Hurley LLP, our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2018 and 2017. The Board of Directors also has discussed with Farber Hass Hurley LLP the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Farber Hass Hurley LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Farber Hass Hurley LLP its independence from our company.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018 for filing with the SEC.

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

23

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

BANJO & MATILDA, INC.

Dated: September 25, 2019	By:	/s/ Brendan Macpherson
Brendan Macpherson
President, Chief Executive Officer
(principal executive officer)
and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on September 25, 2019.

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
Belynda Storelli Macpherson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Banjo & Matilda, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Banjo & Matilda, Inc. and Subsidiaries (the Company) as of June 30, 2018 and 2017, and the related statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Chatsworth, CA

September 25, 2019

BANJO & MATILDA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF

JUNE 30, 2018 AND JUNE 30, 2017

	June 30,	June 30,
	2018	2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$4,491
Inventory, net	-	18,443
Prepaid Expenses	18,500	-
TOTAL CURRENT ASSETS	18,500	22,934

NON-CURRENT ASSETS
Property and equipment, net	5,385	7,529
TOTAL NON-CURRENT ASSETS	5,385	7,529

TOTAL ASSETS	$23,885	$30,463

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Cash overdraft	$6,565	$-
Trade and other payables	1,594,832	1,178,978
Settlement loss payable	250,000	-
Deposit payable	4,621	4,621
Trade financing	362,069	367,588
Accrued interest	708,701	523,257
Loans payable, net of discount and deferred interest	724,328	630,786
Loan from related parties	123,141	170,626
Convertible loan from related parties	320,730	387,328
TOTAL CURRENT LIABILITIES	4,094,987	3,263,184

TOTAL LIABILITIES	$4,094,987	$3,263,184

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and 1,000,000 shares issued and outstanding, respectively	$10	$10
Common stock, $0.00001 par value, 100,000,000 shares authorized and 69,584,149 shares issued and outstanding, respectively	695	695
Additional paid in capital	1,951,295	1,951,295
Other accumulated comprehensive gain	100,007	100,007
Accumulated deficit	(6,123,109)	(5,284,728)
TOTAL STOCKHOLDERS' DEFICIT	(4,071,102)	(3,232,721)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,885	$30,463

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE FISCAL YEARS ENDED JUNE 30, 2018 AND 2017

	June 30, 2018	June 30, 2017

Revenue	$79,665	$629,969
Cost of sales	22,199	193,409
Gross profit	57,466	436,560

Payroll and employee related expenses	444,833	517,173
Operating expense	7,537	70,902
Marketing expense	5,143	41,951
Selling expense	3,686	112,822
Samples and design expense	-	8,572
Occupancy expenses	4,352	49,859
Depreciation and amortization expense	2,144	9,246
Finance Charges	39,727	61,821
Corporate and public company expense	16,161	227,042
	523,583	1,099,388
Loss from operations	(466,117)	(662,828)

Impairment loss	-	(31,549)
Other income (expense)	1,013	(11,699)
Gain on Settlement of Debt	196,796	-
Settlement losses	(250,000)	-
Amortization of debt discount	(50,135)	(67,456)
Interest expense	(269,938)	(293,214)
Total other expense	(372,264)	(403,918)

Loss before income tax	(838,381)	(1,066,746)

Provision for income taxes	-	-

Net loss	$(838,381)	$(1,066,746)

Net loss per share
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding:
Basic	69,584,149	61,152,628
Diluted	69,584,149	61,152,628

The accompanying notes are an integral part of these consolidated financial statements

F-3

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE FISCAL YEARS ENDED JUNE 30, 2018 AND 2017

	2018	2017
Net loss	$(838,381)	$(1,066,746)

Other comprehensive income
Foreign currency translation	-	-
Total other comprehensive income	-	-

Comprehensive loss	$(838,381)	$(1,066,746)

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD ENDED JUNE 30, 2018

	Common Stock		Preferred Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Income	Deficit	Deficit

Balance June 30, 2016	58,823,116	$588	1,000,000	$10	$1,632,517	$100,007	$(4,217,982)	$(2,484,860)

Conversion of debt to equity	2,227,700	22	-	-	111,363	-	-	111,385

Conversion of accrued expenses to equity	2,000,000	20	-	-	39,980	-	-	40,000

Shares issued	833,333	8	-	-	24,992	-	-	25,000

Shares Issued in exchange for services	5,700,000	57	-	-	142,443	-	-	142,500

Net (loss) income for the year ended June 30, 2017	-	-	-	-	-	-	(1,066,746)	(1,066,746)

Balance June 30, 2017	69,584,149	$695	1,000,000	$10	$1,951,295	$100,007	$(5,284,728)	$(3,232,721)

Net (loss) income for the year ended June 30, 2018	-	-	-	-	-	-	(838,381)	(838,381)

Balance June 30, 2018	69,584,149	$695	1,000,000	$10	$1,951,295	$100,007	$(6,123,109)	$(4,071,102)

The accompanying notes are an integral part of these consolidated financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED JUNE 30, 2018 AND 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(838,381)	$(1,066,746)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on settlement of debts	(196,796)	-
Settlement losses	250,000	-
Depreciation	2,144	2,525
Amortization	-	6,721
Impairment loss	-	31,549
Stock for services	-	142,500
AR allowance	-	(11,914)
Debt discount amortization	50,135	67,456
Amortization of deferred finance fee	15,702	77,525
Changes in operating assets and liabilities:
Trade receivables	-	14,784
Inventory	18,443	83,984
Prepaid expenses	(18,500)	0
Deposit on Purchases	-	1,153
Cash overdraft	6,565	-
Trade payables and other liabilities	371,283	170,240
Accrued interest	287,069	286,859
Net cash (used in) provided by operating activities	(52,336)	(193,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	25,000
Payments on related party loan	-	(12,643)
Proceeds from related party loans	2,145	1,886
Payments on loan payables	-	(5,437)
Proceeds from loan payables	45,700	60,125
Payments on trade financing	-	(188,732)
Proceeds from trade financing	-	306,600
Net cash (used in) provided by financing activities	47,845	186,799

Net decrease in cash and cash equivalents	(4,491)	(6,565)

Cash and cash equivalents at the beginning of the period	$4,491	$11,056

Cash and cash equivalents at the end of the period	$-	$4,491
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest payments	$-	$36,082
SUPPLEMENTAL DISCLOSURES FOR NON CASH:
FINANCING AND INVESTING ACTIVITIES
Accrued expenses converted to equity	$-	$40,000
Debt and interest converted to equity	$-	$111,385

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $6,123,109 as of June 30, 2018. The Company also incurred net losses of $838,381 for the year ended June 30, 2018, and had $4,076,487 in negative working capital. Sales have declined to $79,665 and gross profit has declined to $57,466 for the year ended June 30, 2018 To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties. In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

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

Exchange Gain (Loss)

During the fiscal years ended June 30, 2018 and 2017, the transactions of the Company were denominated in US Dollars. Some transactions were denominated in AUD and British pounds for the sales made outside US and for rent paid for the Australian store. Such transactions were converted to US$ on the date of transaction and the exchange gains or losses were recorded in the statement of operations. The exchange gains or losses were immaterial for the years ended June 30, 2018 and 2017.

Foreign Currency Translation and Comprehensive Income (Loss)

During the fiscal years ended June 30, 2018 and 2017, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss).

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

Selling Expense

Selling expenses consist primarily of shipping and handling costs, relating to the delivery of products to customers, are classified as selling, general and administrative expenses. Selling expenses amounted to $3,686 and $112,822 for the fiscal years ended June 30, 2018 and 2017, respectively.

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

At June 30, 2018 and 2017, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended June 30, 2018 and prior years or in computing its tax provision for 2017. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from the period ended June 30, 2015 to the present, generally for three years after they are filed.

The Company has been behind in filing its payroll tax returns and sales tax returns. The Company has recorded $3,519 as penalties and $27,478 as interest for the late payment of taxes for the year ended June 30, 2018.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2018 and June 30, 2017, the Company had $0 and $4,491 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowance was written down during the fiscal year ended June 30, 2018. The allowances for doubtful accounts as of June 30, 2018 and June 30, 2017 are $0 and $135,956 respectively.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or net realizable value. Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower. During the fiscal year ended June 30, 2018 all inventory balances were written down or sold. As of June 30, 2018 and June 30, 2017, the Company had outstanding balances of Finished Goods Inventory of $0 and $18,443 respectively.

As of June 30, 2018 and June 30, 2017, a reserve for Estimated Inventory Charges in the amount of $0 and $230 was established.

Property & Equipment

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

As of June 30, 2018, and June 30, 2017, Property and Equipment consisted of the following:

	June 30	June 30
	2018	2017
Property and equipment	$29,456	$29,456
Accumulated depreciation	(24,071)	(21,927)
	$5,385	$7,529

Depreciation was $2,144 and $9,246 for the fiscal years ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018, and 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The following table sets for the computation of basic and diluted earnings per share for fiscal years ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Basic and diluted
Net loss	$(838,381)	$(1,066,746)

Net loss per share
Basic	$(0.01)	$(0.02)

Weighted average number of shares outstanding:
Basic and diluted	69,584,149	61,152,628

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company has elected for early adoption of this guidance during the fiscal year ended June 30, 2017 on our consolidated financial statement.

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

The allowances for doubtful accounts as of June 30, 2018 and 2017 are $0 and $135,956 respectively. The Company wrote down all receivables in the current fiscal year along with the associated allowance for doubtful accounts.

Note 4 – TRADE AND OTHER PAYABLES

As of June 30, 2018 and 2017, respectively, trade and other payable are comprised of the following:

	June 30,	June 30,
	2018	2017
Trade payable	$564,896	$580,322
Officer compensation	221,196	122,225
Payroll payable	462,088	151,824
Payroll taxes	213,767	195,551
Employee benefits	98,264	95,314
Other liabilities	34,621	33,742
	$1,594,832	$1,178,978

Note 5 – TRADE FINANCING

The Company entered into a Note Purchase Agreement for $65,000 dated January 4, 2017 with a third party. The amount was due on July 4, 2017 and carries interest at the rate of 22%. As of June 30, 2018, and 2017, the outstanding loan balance was $56,193 and $57,958 and accrued interest was $14,253 and $5,301 respectively. The loan maturity date had been extended until full settlement occurs without penalty. This loan and any associated accrued interest will be converted to preferred stock, see Note 10 for additional detail on the equity conversion. As of June 30, 2018 the principal and interest related to this note was written down by $126 and $349, respectively to accurately reflect the value of the conversion. The Company recognized a gain on settlement for these amounts in the current fiscal year.

The Company has a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $150,000 at an interest rate of 20.95% per annum. Upon default of the loan in October 2016, the Company reached a settlement with its obligation with the entity in the amount of AUD $165,523. The amount is to be paid through application of its Export Market Development Grant and up to 25% of the Company's store sales in Australia. All of the amounts referenced are in Australian dollars. As of June 30, 2018, and 2017, the Company had outstanding balance of USD $49,454 and USD $53,210, respectively.

On August 14, 2014 the Company entered into a trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing. Original term is for 12 months with automatic renewal for each consecutive period thereafter with interest at base rate floor of 3.25 plus 4.5%. In the event of default, an additional 7% interest is added. As of June 30, 2018, and 2017, the Company had an outstanding balance of $128,468 and had renewed the loan term indefinitely until full settlement occurs. As of June 30, 2018, and 2017, the Company had an accrued interest balance of $58,593 and $39,062, respectively.

On November 2, 2016, the Company entered into a merchant agreement with a capital funding group for a purchase price of $35,000 and purchased amount of $47,250. The Company is amortizing the excess of purchase amount over the purchase price, over the term of the financing of 21 months. Pursuant to the agreement, the Company cannot obtain future financing by selling receivables without consent from the lender. The balance is in default as of January 2017. The Merchant holds a security interest in all accounts and proceeds. As of June 30, 2018, and 2017, the balance owed to the lender amounted to $17,981 and accrued interest of $11,667 and $4,667, respectively.

On November 3, 2016, the Company entered into a payments rights purchase and sale agreement for $72,500 due in April 2017. The financing has a purchase price of $50,000 with the purchased amount of $72,500. The Company is amortizing the excess of purchased amount over purchase price, over the term of the financing of six months. The Company has to make daily payments of $575.40 to the lender. During the period ended June 30, 2018 there was no amortization of the excess purchased amount, as interest expense, in the accompanying financials. As of June 30, 2018, and 2017, the loan balance owed to the lender of $640 and $2,601 is in default. The loan has been charged an interest rate of 16% per annum while in default. During the fiscal year ended June 30, 2018 the Company recorded interest expense of $312. During fiscal year 2019 this loan and all related outstanding interest was settled for $6,250. To accurately reflect the settled value of this loan the principal and interest was written down by $1,961 and $17,202 respectively, as of June 30, 2018. The Company recognized a gain on settlement for these amounts in the current fiscal year.

On November 29, 2016, the Company entered into a consignment agreement. It is a platform for funding advance inventory production. This facility allowed the Company to fund manufacturing with a consignment facility which pegs repayment to the sales of inventory. During the period ended June 30, 2017, the Company initially raised $21,928 for a purchase price of $26,313. This amount was paid off as of March 31, 2017. The difference of $4,385 was amortized over the period of financing. The Company again raised $114,888 for a purchase price of $133,342 in December 2016 due by December 2017. The difference of $18,454 is being amortized over the period of financing. As of June 30, 2018, and 2017, balance outstanding was $107,370, with $28,007 and $15,123 in accrued interest, respectively. As of June 30, 2018, the loan was in default and charged an interest rate of 12% per annum.

Note 6 – LOANS

In December 2013, the company entered into a short term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. The loan has been in default since January 2014 and accruing interest of $166 per day. During fiscal year 2018 the company issued additional convertible notes to this lender in the amount of $2,145 bearing interest at 6% per year and may be converted to common stock at any time by the election of the lender. The outstanding balance, due to this lender, as of June 30, 2018 and 2017 was $81,993 and $100,000 respectively. During the fiscal years ended June 30, 2018 and 2017, the Company recorded interest of $45,484 and $45,318, respectively, on the note. As of June 30, 2018, and 2017, the Company had an accrued interest balance of $173,939 and $171,204, respectively. This note and any associated accrued interest will be converted to preferred stock, see Note 10 for additional detail on the equity conversion. As of June 30, 2018, the principal and interest related to this note was written down by $20,152 and $42,749, respectively to accurately reflect the value of the conversion. The Company recognized a gain on settlement for these amounts in the current fiscal year.

From May 2014 to June 2017, the Company entered into several convertible loan agreements with a lender aggregating in the amount of $162,500. The notes bear interest at 6% per year and are due and payable six months from the date of each note. The loans may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of June 30, 2018 and 2017 was $26,870 and $36,500 respectively. On April 15, 2017, the Company issued 2,227,700 at $0.05 per share in exchange for $95,000 in principle and $16,385 in accrued interest. As of June 30, 2018, and 2017, the Company had an accrued interest balance of $5,413 and $2,209, respectively. This loan and any associated accrued interest will be converted to preferred stock, see Note 10 for additional detail on the equity conversion. As of June 30, 2018 the principal and interest related to this loan was written down by $9,630 and $1,940, respectively to accurately reflect the value of the conversion. The Company recognized a gain on settlement for these amounts in the current fiscal year.

In June 2015, the Company entered into a secured promissory note in the amount of $500,000 with a Delaware statutory trust. The note bears interest at the rate of 18% per annum and was due on or before July 1, 2017. The note has various covenants attached including one in which all credit card receipts are to be swept into an account which will fund payments on the note that are not in excess of the minimum quarterly payments required. As a condition of the note, an affiliate of the lender was granted a warrant to purchase 6,000,000 shares of the common stock of the Company at a price of $.08 in whole or in part. The outstanding balance as of June 30, 2018 and 2017 was $498,882 and $500,000 respectively. The debt discount and deferred interest carried on the loan was $0 and $0 respectively as of June 30, 2018 and $50,135 and $15,702 as of June 30, 2017. As of June 30, 2018, and 2017, the Company had an accrued interest balance of $141,671 and $59,096, respectively. The Company will write down the remaining deferred interest and discount when converting the note to equity. As of June 30, 2018, the principal related to this note was written down by $1,118 to accurately reflect the value of the conversion. The Company recognized a gain on settlement for these amounts in the current fiscal year.

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

In connection with the issuance of the above notes, the Company recorded a note discount of $115,274. The Company amortized $50,135, of the note discount during the fiscal years ended June 30, 2018 and 2017, respectively. The Company recorded interest of $82,575 and $90,000, on the note during the fiscal years ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and 2017, the accrued interest balance was $141,671 and $59,096, respectively. This note and any associated discount and accrued interest will be converted to preferred stock, see Note 10 for additional detail on the equity conversion.

From August 2016 to February 2017, the Company entered into several convertible loan agreements with a lender aggregating in the amount of $60,125. The notes bear interest at 6% per year and are due and payable six months from the date of each note. The convertible loan agreements are in default as of February 2017. There were no penalty or interest rate increase due to the default. The loans may be converted into common stock at any time by the election of the lender after a period of six months at a predetermined conversion price. The outstanding balance as of June 30, 2018 and 2017 was $70,883 and $60,125 respectively. The accrued interest was $5,892 and $2,096 as of June 30, 2018 and 2017, respectively. The Company entered additional convertible loan agreements for $31,700 on June 22, 2018 and $14,000 on May 17, 2018 under the same terms and 6% interest per annum rate This loan and any associated accrued interest will be converted to preferred stock, see Note 10 for additional detail on the equity conversion. As of June 30, 2018 the principal and interest related to this loan was increased by $10,758 and $894, respectively to accurately reflect the value of the conversion. The Company recognized a loss on settlement for these amounts in the current fiscal year.

Settlements Payable

On February 28, 2018 the company entered into 5 separate settlement agreements with current shareholders. These settlement agreements were made to exchange post reverse split shares of common stock to mitigate potential litigation. The settlement agreements require the company to issue common stock for $250,000

Related Party Payable

The Company had several outstanding convertible note agreements with a shareholder aggregating to AUD $370,000. The notes had interest rates varying from 6% to 15% per annum. In March 2015, the outstanding balance and accrued interest was refinanced by a $526,272 convertible note. The Convertible Note bears interest at the rate of 18% per annum and is due on or before April 30, 2017. The interest portion of the note shall be paid weekly starting in April 2015. Principle payments of $9,929 AUD weekly were to commence in April 2016. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of five cents ($0.05) per share, subject to various standard provisions. The outstanding balance as of June 30, 2018 and 2017, was USD $320,729 and $387,328 respectively. The interest rate increased from 18% per annum to 22% per annum due to the loan default as of September 30, 2015. The Company determined the fair value of the convertible note of $80,909 using the intrinsic value method. The Company recorded an amortization of the debt discount of $0 and $15,432, during the fiscal years ended June 30, 2018 and 2017, respectively. The debt discount is fully amortized as of June 30, 2017. During the fiscal years ended June 30, 2018 and 2017, the Company recorded interest of $63,967 and $85,212, respectively, on the note. Accrued interest as of June 30, 2018 and 2017 was $172,826 and $144,745 respectively. This note and any associated discount and accrued interest will be converted to preferred stock, see Note 10 for additional detail on the equity conversion. As of June 30, 2018 the principal and interest related to this loan was written down by $66,599 and $35,887, respectively to accurately reflect the value of the conversion. The Company recognized a gain on settlement for these amounts in the current fiscal year.

The Company has liabilities payable in the amount of $123,141 and $170,626 to shareholders and officers of the Company as of June 30, 2018 and 2017 respectively. The note bears interest at the rate of 15% per annum and was due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of Banjo & Matilda, Inc. at a pre-determined rate. The Company has granted the Lenders a security interest in the intellectual property of the Borrower. The remaining loan balance has been in default. There was no penalty or interest rates increase due to the default. The accrued interest was $55,998 and $57,260 as of June 30, 2018 and 2017, respectively. This payable and any associated accrued interest will be converted to preferred stock, see Note 10 for additional detail on the equity conversion. As of June 30, 2018 the principal and interest related to this loan was written down by $47,485 and $21,594, respectively to accurately reflect the value of the conversion. The Company recognized a gain on settlement for these amounts in the current fiscal year.

Scheduled principal payments on loans are as follows;

Year ending June 30,	Loan 1	Loan 2	Loan 3	Loan 4	Loan 5	Loan 6	Total
2018	$81,993	$26,870	$498,882	$116,583	$320,729	$123,141	$1,168,199
	$81,993	$26,870	$498,882	$116,583	$320,729	$123,141	$1,168,199

Year ending June 30,	Loan 1	Loan 2	Loan 3	Loan 4	Loan 5	Loan 6	Total
2017	$100,000	$36,500	$500,000	$60,125	$387,328	$170,626	$1,254,579
	$100,000	$36,500	$500,000	$60,125	$387,328	$170,626	$1,254,579

Note 7 – COMMITMENTS

The Company leases commercial space in Sydney, Australia that serves as its flagship as well as a retail store. We leased approximately 2,500 square feet of space pursuant to a three-year lease agreement which expired in October 2014. After expiration, the lease converted to a month-to-month basis. The annual rent for the premises is AUD $52,000 and the total lease expense in 2018 was $4,002. This lease was terminated in September 2017.

The Company also leased space on an as needed basis in Santa Monica, California that served as its corporate headquarters. We utilized approximately 500 square feet of space pursuant to a month-to-month basis. This lease was terminated in June 2017.

For the fiscal year ended June 30, 2018 and 2017 the aggregate rental expense was $4,002 and $49,859, respectively.

Note 8 – INCOME TAXES

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at, June 30, 2018 and June 30, 2017 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at June 30, 2018 and June 30, 2017. At June 30, 2018 and June 30, 2017, the Company had federal net operating loss carry-forwards of approximately $5,593,000 and $4,755,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	June 30, 2018	June 30, 2017
Net loss carryforward	$1,601,000	$1,425,000
Valuation allowance	(1,601,000)	(1,425,000)
Total deferred tax assets	$-	$-

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

Common Stock

No changes to the common stock for the fiscal year ended June 30, 2018.

Note 10 – SUBSEQUENT EVENTS

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

During calendar year 2019 certain notes, loans, accrued interest, and related party loans will be converted to series A preferred shares. During the calendar year preferred shares will also be exchanged for accrued expenses. Certain loans and accrued expenses have been written up or down to the value exchanged according to settlement agreements with certain investors and debtors of the Company. An additional $39,179 of trade payables are converted and accrued in the current year. $620,225 of trade payables will be converted to 25,095 series A preferred shares, $569,991 of accrued interest will be converted to 29,314 series A preferred shares, $691,828 of loans payable will be converted to 59,869 series A preferred shares, $123,141 of loans from related parties will be converted to 11,917 series A preferred shares, $320,730 of convertible loans from related parties will be converted to 18,682 series A preferred shares and $70,883 of other convertible debt will be converted to 14,296 series A preferred shares. The shares will be converted at a par value of $0.00001.

