Form 10-Q
period 2018-09-30
Banjo & Matilda, Inc.
filed 2020-02-27
CIK 1481504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
September 30, 2018

☐
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number:
000-54277

BANJO & MATILDA, INC .
(Exact name of registrant as specified in its charter)

Nevada	27-1519178
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Innovation Centre #1
3998 FAU Boulevard, Suite 309
Boca
Raton, Florida 33431
(Address of principal executive offices and zip code)

561-491-9595
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
☐
No
☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 23, 2020, the Registrant had outstanding 69,584,149 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(UNAUDITED)

4

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2018	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Prepaids	$-	$18,500
Assets of discontinued operations	12,063	5,385
TOTAL CURRENT ASSETS	12,063	23,885

TOTAL ASSETS	$12,063	$23,885

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade and other payables	$597,357	$559,759
Settlement Payable	250,000	250,000
Trade financing	56,197	56,197
Accrued interest	388,620	339,059
Accrued interest, related parties	251,107	228,823
Loans payable, net of discount and deferred interest	580,875	580,875
Convertible notes payable	150,331	143,453
Convertible loans from related parties	443,871	443,871
Liabilities of discontinued operations	1,498,990	1,492,950
TOTAL CURRENT LIABILITIES	4,217,348	4,094,987

TOTAL LIABILITIES	4,217,348	4,094,987

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized	10	10
and 1,000,000 shares issued and outstanding, respectively
Common stock, $0.00001 par value, 100,000,000 shares authorized and	695	695
69,584,149 shares issued and outstanding, respectively
Additional paid in capital	1,951,295	1,951,295
Other accumulated comprehensive income	100,007	100,007
Accumulated deficit	(6,257,292)	(6,123,109)
TOTAL STOCKHOLDERS’ DEFICIT	(4,205,285)	(4,071,102)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,063	$23,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	September 30, 2018	September 30, 2017

Operating expenses:
Payroll and employee related expenses	33,750	74,171
Operating expense	3,800	-
Corporate and public company expense	22,348	17,250
Total operating expenses	59,898	91,421

Loss from operations	(59,898)	(91,421)

Other income (expense):
Interest expense, related parties	(22,283)	-
Interest expense	(46,672)	(75,346)
Total other income (expense)	(68,955)	(75,346)

Loss from continuing operations	(128,853)	(166,767)

Discontinued operations:
Loss from operations of discontinued operations	(5,330)	(64,926)

Net loss	$(134,183)	$(231,693)

Basic diluted earnings per share on net loss
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
	$(0.00)	$(0.00)

Weighted average shares outstanding	69,584,149	69,584,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC., AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Deficit (Unaudited)
Three Months Ended September 30, 2018

	Preferred Stock		Common Stock		Additional Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance June 30, 2018	1,000,000	$10	69,584,149	$695	$1,951,295	$100,007	$(6,123,109)	$(4,071,102)

Net Loss	-	-	-	-	-	-	(134,183)	(134,183)

Balance September 30, 2018	1,000,000	$10	69,584,149	$695	$1,951,295	$100,007	$(6,257,292)	$(4,205,285)

BANJO & MATILDA INC., AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Deficit (Unaudited)
Three Months Ended September 30, 2017

	Preferred Stock		Common Stock		Additional Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance June 30, 2017	1,000,000	$10	69,584,149	$695	$1,951,295	$100,007	$(5,284,728)	$(3,232,721)

Net Loss	0	0	0	0	0	0	(231,693)	(231,693)

Balance September 30, 2017	1,000,000	$10	69,584,149	$695	$1,951,295	$100,007	$(5,516,421)	$(3,464,414)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	September 30, 2018	September 30, 2017

Cash Flows from Operating Activities
Net Loss	$(134,183)	$(231,693)
Adjustments to reconcile net loss to net
cash (used by) provided by operating activities:
Debt discount amortization	-	12,534
Amortization of deferred finance fees	-	3,926
Changes in operating assets & liabilities
Prepaid expenses	18,500	-
Assets of discontinued operations	(6,678)	17,533
Trade payables and other liabilities	37,598	36,262
Accrued interest, related parties	49,561	-
Accrued interest	22,284	75,824
Liabilities of discontinued operations	6,040	91,885
Net cash provided by (used in) operating activities	(6,878)	6,271

Cash Flows from Financing Activities
Net trade financing	6,878	(3,437)
Net cash provided by (used in) financing activities	6,878	(3,437)

Increase in Cash	-	2,834

Cash at beginning of period	-	4,491

Cash at end of period	$-	$7,325

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

All currencies represented in the notes to the condensed consolidated financial statements are in United States Dollars (USD) unless specified as AUD (Australian Dollars).

Banjo and Matilda, Inc. was incorporated in Nevada on December 18, 2009 under the name Eastern World Group, Inc. On September 24, 2013, its name was changed to Banjo & Matilda, Inc.

On November 14, 2013, Banjo & Matilda, Inc., entered into a Share Exchange Agreement (the “Exchange Agreement”) with Banjo & Matilda, Pty Ltd., a corporation formed under the laws of Australia (the “Company”) and the shareholders of the Company. Pursuant to the Exchange Agreement, at the closing of the transaction contemplated thereunder (the “Transaction”), the Company became a wholly-owned subsidiary of Banjo & Matilda, Inc. (the “Parent”).

Banjo & Matilda Pty Ltd. was incorporated under the laws of Australia on May 27, 2009 and manufactures and sells cashmere fashion. Headquartered at Bondi Beach, the Aussie lifestyle of sun, sand and surf resonates innately with this label and its philosophy of low maintenance, style and comfort.

Banjo & Matilda USA, Inc. was incorporated in the State of Delaware on October 14, 2013, as a subsidiary, and is owned 100% by Banjo & Matilda, Inc.

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

In June of 2017, Banjo & Matilda, Inc. began to seek out companies to acquire as additional subsidiaries to expand its business lines, and generate more revenue and profit.

On September 20, 2017, Banjo & Matilda, Inc. entered into a Memorandum of Understanding with Spectrum King, LLC.

On March 19, 2018, Banjo & Matilda, Inc. entered into a Share Exchange Agreement with Spectrum King, LLC, however this transaction did not close.

On April 16, 2019, Banjo & Matilda, Inc. entered into a Share Exchange Agreement with American Aviation Technologies, LLC

On June 28, 2019, Banjo & Matilda, Inc. spun out two wholly-owned subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD.

On September 30, 2019, the acquisition of American Aviation Technologies, LLC closed and it became a wholly-owned subsidiary of Banjo & Matilda, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2018 and June 30, 2018, the Company had no cash and $4,210,348 and $4,076,487 in negative working capital, respectively. For the three months ended September 30, 2018 and 2017, the Company had a net loss of $134,183 and $231,693, respectively. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties. In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

Basis of Presentation

The accompanying financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).

Principles of Consolidation

The condensed consolidated unaudited financial statements include the accounts of Banjo & Matilda, Inc. (“Banjo” or “the Company”) and its wholly owned subsidiaries Banjo & Matilda Pty Ltd. and Banjo & Matilda USA, Inc., collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation. These financial statements should be read in conjunction with the company’s latest annual financial statements.

Exchange Gain (Loss)

During the three-month periods ended September 30, 2018 and 2017, the transactions of the Company were denominated in US Dollars.

Foreign Currency Translation and Comprehensive Income (Loss)

During the three-month periods ended September 30, 2018 and 2017, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss).

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

Reportable Segment

The Company has one reportable segment. The Company’s activities are inter-related and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Cost of Sales

Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), and importation duties and charges.

Selling Expense

Selling expenses consist primarily of shipping and handling costs, relating to the delivery of products to customers, are classified as selling, general and administrative expenses. Selling expenses amounted to $0 and $7,047 for three months ended September 30, 2018 and 2017, respectively.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations.

At June 30, 2018, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended June 30, 2018 and prior years or in computing its tax provision for 2016. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from the period ended June 30, 2014 to the present, generally for three years after they are filed.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2018 and June 30, 2018, the Company had $0 and $0 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three to ten years; computer equipment, two to three years; buildings and improvements, five to fifteen years; leasehold improvements, two to ten years; and furniture and equipment, one to five years. Property and equipment is categorized under assets of discontinued operations in the balance sheet. Additionally, depreciation expense would be included under loss from operations of discontinued operations in the statement of operations.

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

The following table sets for the computation of basic and diluted earnings per share for the three-month periods ended September 30, 2018 and 2017:

	Three-month periods ended
	September 30,	September 30,
	2018	2017
Basic and diluted
Loss from continuing operations	$(128,853)	$(166,767)
Loss from operations of discontinued operations	(5,330)	(64,926)
Net loss	$(134,183)	$(231,693)

Net loss per share (basic and diluted)
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	$(0.00)
	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	69,584,149	69,584,149

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

On June 20, 2018, the FASB issued ASU 2018-07,
Compensation—Stock Compensation
(Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date. The Company adopted ASU 2018-07 on August 6, 2018. The adoption of this standard did not have a material impact on the financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

NOTE 3 – EXCHANGE AGREEMENT

On April 16, 2019, Banjo & Matilda, Inc and American Aviation Technologies LLC (“AAT”) entered into an Exchange Agreement dated as of March 16, 2019 pursuant to which Banjo shall acquire 100% of the issued and outstanding membership units of AAT in exchange for the issuance of Banjo shares of its Series A Preferred Stock constituting 84.4% of the total voting power of Banjo capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, AAT will become a wholly owned subsidiary of the Company.

The Exchange Agreement is subject to the satisfaction of certain conditions as set forth in the Exchange Agreement. At Closing, two additional directors will be added, resulting in a total of 4 directors serving post-closing.

AAT is a Florida limited liability company that is an aircraft design and development company dedicated to advancing aeronautical safety and performance through new and innovative concepts.

Upon the effective closing date, certain notes, loans, accrued interest, and related party loans will be converted to series A preferred shares. Additional preferred shares will also be exchanged for accrued expenses. Certain loans and accrued expenses were written up or down during the year ended June 30, 2018 to the value exchanged according to settlement agreements with certain investors and debtors of the Company. An additional $39,179 of trade payables was converted and accrued during the year ended June 30, 2018. $620,225 of trade payables will be converted to 25,095 series A preferred shares, $569,991 of accrued interest will be converted to 29,314 series A preferred shares, $691,828 of loans payable will be converted to 59,869 series A preferred shares, $123,141 of loans from related parties will be converted to 11,917 series A preferred shares, $320,730 of convertible loans from related parties will be converted to 18,682 series A preferred shares and $70,883 of other convertible debt will be converted to 14,296 series A preferred shares. The shares will be converted at a par value of $0.00001.

NOTE 4 – DISCONTINUED OPERATIONS

On June 28, 2019, the Company entered into a Spin Out Agreement with WNPAU Pty Ltd. (“WNPAU”), owned by the Company’s former CEO Brendan MacPherson, pursuant to which the Company agreed to sell and assign to WNPAU all the assets of the Company’s two subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD in exchange for the assumption of the liabilities of the Company’s two subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD.

The operating results for Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD have been presented in the accompanying consolidated statement of operations for the three months ended September 30, 2018 and 2017 as discontinued operations and are summarized below:

	Three Months Ended September 30,
	2018	2017
Revenue	$—	$79,779
Cost of revenue	—	19,699
Gross Profit	—	60,080
Operating expenses	9,178	100,239
Loss from operations	(9,178)	(40,159)
Other income (expenses)	3,848	(24,767)
	$(5,330)	$(64,926)

The assets and liabilities of the discontinued operations at September 30, 2018 and June 30, 2018 are summarized below:

	September 30,	June 30,
	2018	2018

Prepaids	$7,000	$-
Property and equipment, net	5,063	5,385
Total assets	$12,063	$5,385

Cash overdraft	$7,023	$6,563
Trade and other payables	1,032,970	1,035,072
Deposit payable	4,622	4,622
Trade financing	305,874	305,874
Accrued interest	148,501	140,819
Total liabilities	$1,498,990	$1,492,950

PROPERTY AND EQUIPMENT

As of September 30, 2018 and June 30, 2018, Property, Plant and Equipment consisted of the following:

	September 30,	June 30,
	2018	2018
Property, plant and equipment	$30,081	$30,081
Accumulated depreciation	(25,018)	(24,696)
	$5,063	$5,385

Depreciation was $322 and $554 for the three months ended September 30, 2018 and 2017, respectively.

TRADE AND OTHER PAYABLES

As of September 30, 2018 and June 30, 2018, trade and other payable are comprised of the following:

	September 30,	June 30,
	2018	2018
Trade payable	$446,291	$446,427
Payroll payable	241,994	241,994
Payroll taxes	218,815	219,19
Employee benefits	92,589	92,837
Other liabilities	33,281	34,619
	$1,032,970	$1,035,072

TRADE FINANCING

As of September 30, 2018 and June 30, 2018, trade financing is comprised of the following:

	September 30,	June 30,
	2018	2018
Trade Financing - January 7, 2013	$49,454	$49,454
Trade Financing - August 14, 2014	128,468	128,468
Trade Financing - November 2, 2016	17,981	17,981
Trade Financing - November 3, 2016	2,601	2,601
Trade Financing - November 29, 2016	107,370	107,370
	$305,874	$305,874

Trade Financing – January 7, 2013

On January 7, 2013, the Company entered into a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $200,000 at an interest rate of 20.95% per annum. Upon default of the loan, the Company reached a settlement with its obligation with the entity in the amount of AUD $165,523. Per the settlement, the amount was to be paid through application of its Export Market Development Grant and up to 25% of the Company’s store sales in Australia. As of September 30, 2018, and June 30, 2018, the Company had an outstanding balance of USD $49,454.

Trade Financing – August 14, 2014

On August 14, 2014, the Company entered into a trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing. Original term was for 12 months with automatic renewal for each consecutive period thereafter with interest at base rate floor of 3.25% plus 4.5%. In the event of default, an additional 7% interest is added. As of September 30, 2018, and June 30, 2018, the Company had an outstanding balance of $128,468. The Company renewed the loan term indefinitely until full settlement occurs. As of September 30, 2018, and June 30, 2018, the Company had an accrued interest balance of $63,476 and $58,493, respectively. For the three months ended September 30, 2018 and 2017, the Company recorded interest expense in the amount of $4,883 and $4,883, respectively.

Trade Financing – November 2, 2016

On November 2, 2016, the Company entered into a merchant agreement with a capital funding group for a purchase price of $35,000 and purchased amount of $47,250. The Company amortized the excess of purchase amount over the purchase price, over the term of the financing of 21 months. Pursuant to the agreement, the Company cannot obtain future financing by selling receivables without consent from the lender. The Merchant holds a security interest in all accounts and proceeds. As of September 30, 2018, and June 30, 2018, the balance owed to the lender amounted to $17,981 and accrued interest of $13,416 and $11,667, respectively. The term has been extended indefinitely until full settlement occurs without penalty. For the three months ended September 30, 2018 and 2017, the Company recorded interest expense in the amount of $1,749 and $1,749, respectively.

Trade Financing – November 3, 2016

On November 3, 2016, the Company entered into a payment rights purchase and sale agreement for $72,500 which was due in April 2017. The financing had a purchase price of $50,000 with the purchased amount of $72,500. The Company amortized the excess of the purchased amount over purchase price, over the term of the financing of six months. The Company was required to make daily payments of $575.40 to the lender. As of September 30, 2018, and June 30, 2018, the loan balance owed to the lender of $2,601 is in default. The loan has been charged an interest rate of 16% per annum while in default. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense in the amount of $104 and $312, respectively. As of September 30, 2018 and June 30, 2018, the balance of accrued interest was $5,714 and $5,610, respectively.

Trade Financing – November 29, 2016

On November 29, 2016, the Company entered into a consignment agreement. It is a platform for funding advance inventory production. This facility allowed the Company to fund manufacturing with a consignment facility which pegs repayment to the sales of inventory. During the year ended June 30, 2017, the Company initially raised $21,928 for a purchase price of $26,313. This amount was paid off as of March 31, 2017. The difference of $4,385 was amortized over the period of financing. The Company again raised $114,888 for a purchase price of $133,342 in December 2016 due by December 2017. The difference of $18,454 was amortized over the period of financing. As of September 30, 2018, and June 30, 2018, balance outstanding was $107,370, with $31,219 and $28,007 in accrued interest, respectively. As of September 30, 2018, the loan was in default and charged an interest rate of 12% per annum. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense in the amount of $3,212 and $4,613, respectively.

NOTE 5 – TRADE AND OTHER PAYABLES

As of September 30, 2018 and June 30, 2018, trade and other payable are comprised of the following:

	September 30,	June 30,
	2018	2018
Trade payable	$122,317	$118,469
Officer compensation	254,946	221,196
Payroll payable	220,094	220,094
	$597,357	$559,759

NOTE 6 – TRADE FINANCING

January 4, 2017

The Company entered into a Note Purchase Agreement for $65,000 dated January 4, 2017 with a third party. The amount was due on July 4, 2017 and carries interest at the rate of 18%. As of September 30, 2018, and June 30, 2018, the outstanding loan balance was $56,194 and accrued interest was $17,335 and $14,253, respectively. As of July 18, 2018, the loan maturity date has been extended until full settlement occurs without penalty. Effective with the AAT merger closing described in Note 3, the note holder has agreed to convert all outstanding principal and interest into 3,418,889 shares of common stock effected for the post-reverse split. As of June 30, 2018 the principal and interest related to this note was written down by $126 and $349, respectively, to accurately reflect the value of the conversion.

NOTE 7 – LOANS PAYABLE

As of September 30, 2018 and June 30, 2018, loans payable is comprised of the following:

	September 30,	June 30,
	2018	2018
Loan Payable - December 2013	$81,993	$81,993
Loan Payable - June 2015	498,882	498,882
	$580,875	$580,875

Loan Payable - December 2013

In December 2013, the company entered into a short-term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. The loan has been in default since January 2014 and accruing interest of $166 per day. The outstanding principal balance as of September 30, 2018 and June 30, 2018 was $81,994. As of September 30, 2018 and June 30, 2018, the accrued interest balance was $189,045 and $173,939, respectively. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense in the amount of $15,106 and $15,272, respectively. Effective with the AAT merger closing described in Note 3, the note holder has agreed to convert all outstanding principal and interest into 200,358 shares of effected for the post-reverse split. As of June 30, 2018, the principal and interest related to this note was written down by $20,152 and $42,749, respectively, to accurately reflect the value of the conversion.

Loan Payable – June 2015

In June 2015, the Company entered into a secured promissory note in the amount of $500,000 with a Delaware statutory trust. The note bears interest at the rate of 18% per annum and was due on or before July 1, 2017. The note has various covenants attached including one in which all credit card receipts are to be swept into an account which will fund payments on the note that are not in excess of the minimum quarterly payments required. As a condition of the note, an affiliate of the lender was granted a warrant to purchase 6,000,000 shares of the common stock of the Company at a price of $.08 in whole or in part. The outstanding balance as of September 30, 2018 and June 30, 2018 was $498,882. As of September 30, 2018 and June 30, 2018, the accrued interest balance was $169,034 and $141,671, respectively. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense in the amount of $27,363 and $27,726, respectively. Effective with the AAT merger closing described in Note 3, the note holder has agreed to convert all outstanding principal and interest into 31,086,911 shares of common stock effected for the post-reverse split. As of June 30, 2018, the principal was written down by $1,118 to accurately reflect the value of the conversion.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2018 and June 30, 2018, convertible notes payable is comprised of the following:

	September 30,	June 30,
	2018	2018
Convertible Notes Payable - August 2014 to September 2018	$66,206	$58,570
Convertible Notes Payable - August 2016 to June 2018	84,125	84,884
	$150,331	$143,454

Convertible Notes Payable - August 2014 to September 2018

From August 2014 to September 2018, the Company entered into the following convertible loan agreements with a lender:

Issuance Date	Face Value	Interest Rate	Term	Conversion Terms
August 9, 2014	$19,000	6%	Six Months	20% Discount to Market
December 12, 2014	7,500	6%	Six Months	30% Discount to Market
June 22, 2018	31,700	6%	Six Months	Fixed Price of .01 Per Share
September 20, 2018	8,006	6%	Six Months	Fixed Price of .01 Per Share
	$66,206

Accounting Considerations

The Company evaluated the agreements under ASC 815
Derivatives and Hedging
(“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The embedded conversion features contained in the August 9, 2014 and December 12, 2014 were a variable conversion price and resulted in an embedded derivative and thus requiring bifurcation. The embedded conversion options in the remaining notes did not result in embedded derivatives that required bifurcation. Effective March 19, 2018, the note holder agreed to convert all outstanding principal and interest into 42,128 shares of Series A Preferred Stock upon the consummation of a merger. This settlement agreement eliminated the original derivative conversion terms. The note will now convert at a fixed rate plus any accrued interest.

The outstanding balance as of September 30, 2018 and June 30, 2018 was $66,206 and $58,570, respectively. The accrued interest balance was $6,403 and $5,413 as of September 30, 2018 and June 30, 2018, respectively. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense in the amount of $990 and $552, respectively. As of June 30, 2018 the principal and interest related to this loan was written down by $9,630 and $1,940, respectively, to accurately reflect the value of the conversion.

Convertible Notes Payable – October 2015 to May 2018

Issuance Date	Face Value	Interest Rate	Term	Conversion Terms
October 28, 2015	$10,000	6%	Six Months	20% Discount to Market; floor of .03 per share
August 12, 2016	23,000	6%	Six Months	Fixed Price of .03 Per Share
January 2, 2017	15,000	6%	Six Months	Fixed Price of .03 Per Share
February 9, 2017	22,125	6%	Six Months	Fixed Price of .03 Per Share
May 18, 2018	14,000	6%	Six Months	20% Discount to Market
	$84,125

Accounting Considerations

The Company evaluated the agreements under ASC 815
Derivatives and Hedging
(“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The embedded conversion feature contained in the May 18, 2018 was a variable conversion price and resulted in an embedded derivative and thus required bifurcation. The embedded conversion options in the remaining notes did not result in embedded derivatives that required bifurcation. Effective March 19, 2018, the note holder agreed to convert all outstanding principal and interest into 29,360 shares of Series A Preferred Stock upon the consummation of a merger. This settlement agreement eliminated the original derivative conversion terms. The note will now convert at a fixed rate plus any accrued interest.

There were no penalty or interest rate increase due to the default of the loans. The outstanding balance as of September 30, 2018 and June 30, 2018 was $84,124 and $84,884, respectively. The accrued interest was $7,151 and $5,892 as of September 30, 2018 and June 30, 2018, respectively. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense in the amount of $1,744 and $2,096, respectively. As of June 30, 2018 the principal and interest related to this loan was increased by $10,758 and $894, respectively, to accurately reflect the value of the conversion.

NOTE 9 – CONVERTIBLE NOTES PAYABLE FROM RELATED PARTIES

The Company had several outstanding convertible note agreements with a shareholder aggregating to AUD $370,000. The notes had interest rates varying from 6% to 15% per annum. In March 2015, the outstanding balance and accrued interest was refinanced by a $526,272 AUD convertible note. The Convertible Note bears interest at the rate of 18% per annum and is due on or before April 30, 2017. The interest portion of the note shall be paid weekly starting in April 2015. Principal payments of $9,929 AUD weekly were to commence in April 2016. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of five cents ($0.05) per share, subject to various standard provisions. The outstanding balance as of September 30, 2018 and June 30, 2018 was USD $320,730. The interest rate increased from 18% per annum to 22% per annum due to the loan default as of April 30, 2017. The Company determined the fair value of the convertible note of $80,909 using the intrinsic value method. The Company recorded an amortization of the debt discount of $0 and $15,432, during the fiscal years ended June 30, 2018 and 2017, respectively. The debt discount is fully amortized as of September 30, 2018 and June 30, 2018. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense in the amount of $17,592 and $21,478, respectively. Accrued interest as of September 30, 2018 and June 30, 2018 was $190,417 and $172,826 respectively. This note and any associated discount and accrued interest will be converted to preferred stock, see Note 10 for additional detail on the equity conversion. As of June 30, 2018 the principal and interest related to this loan was written down by $66,599 and $35,887, respectively, to accurately reflect the value of the conversion.

The Company has loans payable in the amount of $123,141 to shareholders and officers of the Company as of September 30, 2018 and June 30, 2018. The note bears interest at the rate of 15% per annum and was due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of Banjo & Matilda, Inc. at a discount of 10% to last 30 days average share priced rate. The Company has granted the Lenders a security interest in the intellectual property of the Borrower. The remaining loan balance has been in default. There was no penalty or interest rates increase due to the default.

Accounting Considerations

The Company evaluated the agreements under ASC 815
Derivatives and Hedging
(“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The embedded conversion features contained in the August 9, 2014 and December 12, 2014 were a variable conversion price and resulted in an embedded derivative and thus requiring bifurcation. The embedded conversion options in the remaining notes did not result in embedded derivatives that required bifurcation Effective March 19, 2018, the note holder agreed to convert all outstanding principal and interest into 758,672 shares of common stock effected for the post-reverse split. This settlement agreement eliminated the original derivative conversion terms. The note will now convert at a fixed rate plus any accrued interest.

The accrued interest was $60,689 and $55,998 as of September 30, 2018 and June 30, 2018, respectively. During the three months ended September 30, 2018 and 2017, the Company recorded interest expense in the amount of $4,691 and $6,573, respectively. As of June 30, 2018 the principal and interest related to this loan was written down by $47,485 and $21,594, respectively, to accurately reflect the value of the conversion.

NOTE 10 – SETTLEMENT PAYABLE

On February 28, 2018 the company entered into 5 separate settlement agreements with current shareholders. These settlement agreements were made to exchange post reverse split shares of common stock to mitigate potential litigation. The settlement agreements require the company to issue common stock for $250,000.

NOTE 11 – COMMITMENTS

The Company leased commercial space in Sydney, Australia that served as its flagship as well as a retail store. We leased approximately 2,500 square feet of space pursuant to a three-year lease agreement which expired in October 2014. After expiration, the lease converted to a month-to-month basis. The annual rent for the premises was AUD $52,000 and the total lease expense for three months ended September 30, 2018 and 2017 was $0 and $6,348, respectively. This lease was terminated in September 2017.

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to an Employment Agreement (the “Agreement”) with the Chief Executive Officer on November 15, 2013, the Company issued 1,000,000 undesignated shares of Preferred Stock each having a par value of $0.00001. The preferred shares shall be entitled to 100 votes to every one share of common stock. The Preferred Shares shall only valid during the term of this Agreement. At the end of the Agreement, November 15, 2016, the shares shall be cancelled and returned to Treasury and the Executive shall have no preferential voting rights. If this Agreement is renewed, the preferred shares remain with the Executives. Effective with the Spin Out Agreement (See Note 13), the 1,000,000 shares of preferred stock were returned to the Company.

Common Stock

There have been no changes to the common stock for the three months ended September 30, 2018. The number of shares outstanding at September 30, 2018 and June 30, 2018 was $68,584,149. The balance of Common Stock at September 30, 2018 and June 30, 2018 was $695.

NOTE 13 – SUBSEQUENT EVENTS

Convertible Note Agreement

The company entered into a convertible note payable with a noteholder in the amount of $9,000 on May 1, 2019 and matures six months from the inception date. Interest rate on this note is 6% and is payable upon maturity or conversion. The noteholder may convert the note to shares of the company’s common stock at a price no less than $.0033333 a share.

Spin Out Agreement

Effective June 28, 2019, the Company entered into a Spin Out Agreement with WNPAU Pty Ltd. (“WNPAU”) which is owned by the Company’s former CEO Brendan MacPherson. In connection with the agreement, WNPAU agreed to assume all the assets and liabilities of the Company’s two subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD in exchange for the return of 1,000,000 shares of Preferred Stock held by Brendan MacPherson and $135,000 of accrued compensation owed to Brendan MacPherson.

Convertible Note Agreement

The company entered into a convertible note payable with a noteholder in the amount of $14,500 on July 16, 2019 and matures six months from the inception date. Interest rate on this note is 6% and is payable upon maturity or conversion. The noteholder may convert the note to shares of the company’s common stock at a price no less than $.0033333 a share.

Convertible Note Agreement

The company entered into a convertible note payable with a noteholder in the amount of $10,000 on September 24, 2019 and matures six months from the inception date. Interest rate on this note is 6% and is payable upon maturity or conversion. The noteholder may convert the note to shares of the company’s common stock at a price no less than $.0033333 a share.

Merger Agreement

On September 30, 2019 the Share Exchange Agreement between AAT and the Company, whereby the Company agreed to acquire all of the membership units of AAT with AAT becoming a wholly owned subsidiary of the Company was considered effective.

Note Conversions

On September 30, 2019 a noteholder converted $84,125 in principal and $13,740 into 29,360 Series A Preferred Stock in accordance with a settlement agreement reached on March 19, 2018.

On September 30, 2019 a noteholder converted $127,690 in principal and $12,734 into 42,128 Series A Preferred Stock in accordance with a settlement agreement reached on March 19, 2018.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

This section of the report should be read together with Footnotes of the Company audited financials for the year ended June 30, 2018. The unaudited statements of operations for the three months ended September 30, 2018 and 2017 are compared in the sections below.

General Overview

Banjo and Matilda, Inc. was incorporated in Nevada on December 18, 2009 under the name Eastern World Group, Inc. On September 24, 2013, its name was changed to Banjo & Matilda, Inc.

On November 14, 2013, Banjo & Matilda, Inc., entered into a Share Exchange Agreement (the “Exchange Agreement”) with Banjo & Matilda, Pty Ltd., a corporation formed under the laws of Australia (the “Company”) and the shareholders of the Company. Pursuant to the Exchange Agreement, at the closing of the transaction contemplated thereunder (the “Transaction”), the Company became a wholly-owned subsidiary of Banjo & Matilda, Inc. (the “Parent”).

Banjo & Matilda Pty Ltd. was incorporated under the laws of Australia on May 27, 2009 and manufactures and sells cashmere fashion. Headquartered at Bondi Beach, the Aussie lifestyle of sun, sand and surf resonates innately with this label and its philosophy of low maintenance, style and comfort.

Banjo & Matilda USA, Inc. was incorporated in the State of Delaware on October 14, 2013, as a subsidiary, and is owned 100% by Banjo & Matilda, Inc.

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

In June of 2017, Banjo & Matilda, Inc. began to seek out companies to acquire as additional subsidiaries to expand its business lines, and generate more revenue and profit.

On September 20, 2017, Banjo & Matilda, Inc. entered into a Memorandum of Understanding with Spectrum King, LLC.

On March 19, 2018, Banjo & Matilda, Inc. entered into a Share Exchange Agreement with Spectrum King, LLC, however this transaction did not close.

On April 16, 2019, Banjo & Matilda, Inc. entered into a Share Exchange Agreement with American Aviation Technologies, LLC

On June 28, 2019, Banjo & Matilda, Inc. spun out two wholly-owned subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD.

On September 30, 2019, the acquisition of American Aviation Technologies, LLC closed and it became a wholly-owned subsidiary of Banjo & Matilda, Inc.

Recent Developments

Spin Out Agreement

Effective June 28, 2019, the Company entered into a Spin Out Agreement with WNPAU Pty Ltd. (“WNPAU”) which is owned by the Company’s former CEO Brendan MacPherson. In connection with the agreement, WNPAU agreed to assume all the assets and liabilities of the Company’s two subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD exchange for the return of 1,000,000 shares of Preferred Stock held by Brendan MacPherson and $135,000 of accrued compensation owed to Brendan MacPherson.

Exchange Agreement

Effective April 16, 2019, Banjo & Matilda, Inc and American Aviation Technologies LLC (“AAT”) entered into an Exchange Agreement dated as of March 16, 2019 pursuant to which Banjo shall acquire 100% of the issued and outstanding membership units of AAT in exchange for the issuance of Banjo shares of its Series A Preferred Stock constituting 84.4% of the total voting power of Banjo capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, AAT will become a wholly owned subsidiary of the Company.

The Exchange Agreement is subject to the satisfaction of certain conditions as set forth in the Exchange Agreement. At Closing, two additional directors will be added, resulting in a total of 4 directors serving post-closing.

AAT is a Florida limited liability company that is an aircraft design and development company dedicated to advancing aeronautical safety and performance through new and innovative concepts.

Upon the effective closing date, certain notes, loans, accrued interest, and related party loans will be converted to series A preferred shares. Additional preferred shares will also be exchanged for accrued expenses. Certain loans and accrued expenses were written up or down during the year ended June 30, 2018 to the value exchanged according to settlement agreements with certain investors and debtors of the Company. An additional $39,179 of trade payables was converted and accrued during the year ended June 30, 2018. $620,225 of trade payables will be converted to 25,095 series A preferred shares, $569,991 of accrued interest will be converted to 29,314 series A preferred shares, $691,828 of loans payable will be converted to 59,869 series A preferred shares, $123,141 of loans from related parties will be converted to 11,917 series A preferred shares, $320,730 of convertible loans from related parties will be converted to 18,682 series A preferred shares and $70,883 of other convertible debt will be converted to 14,296 series A preferred shares. The shares will be converted at a par value of $0.00001.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Banjo & Matilda, Inc. (“Banjo” or “the Company”) and its wholly owned subsidiaries Banjo & Matilda Pty Ltd. and Banjo & Matilda USA, Inc., collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation.

Exchange Gain (Loss)

During the three-month periods ended September 30, 2018 and 2017, the transactions of the Company were denominated in US Dollars.

Foreign Currency Translation and Comprehensive Income (Loss)

During the three-month periods ended September 30, 2018 and 2017, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US$ on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss).

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

Reportable Segment

The Company has one reportable segment. The Company’s activities are inter-related and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

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

Selling Expense

Selling expenses consist primarily of shipping and handling costs, relating to the delivery of products to customers, are classified as selling, general and administrative expenses. Selling expenses amounted to $0 and $7,047 for three months ended September 30, 2018 and 2017, respectively.

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

At June 30, 2018, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended June 30, 2018 and prior years or in computing its tax provision for 2016. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from the period ended June 30, 2014 to the present, generally for three years after they are filed.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At September 30, 2018 and June 30, 2018, the Company had $0 and $0 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Property, Plant & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three to ten years; computer equipment, two to three years; buildings and improvements, five to fifteen years; leasehold improvements, two to ten years; and furniture and equipment, one to five years. Property and equipment is categorized under assets of discontinued operations in the balance sheet. Additionally, depreciation expense would be included under loss from operations of discontinued operations in the statement of operations.

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

The following table sets for the computation of basic and diluted earnings per share for the three-month periods ended September 30, 2018 and 2017:

	Three-month periods ended
	September 30,	September 30,
	2018	2017
Basic and diluted
Loss from continuing operations	$(128,853)	$(166,767)
Loss from operations of discontinued operations	(5,330)	(64,926)
Net loss	$(134,183)	$(231,693)

Net loss per share (basic and diluted)
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	$(0.00)
	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	69,584,149	69,584,149

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

On June 20, 2018, the FASB issued ASU 2018-07,
Compensation—Stock Compensation
(Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date. The Company adopted ASU 2018-07 on August 6, 2018. The adoption of this standard did not have a material impact on the financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the quarter ending September 30, 2018 and 2017. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

During the quarters ended September 30, 2018 and 2017, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US Dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity. There were no significant fluctuations in the exchange rate for the conversion of Australian Dollars to US Dollars after the balance sheet date.

Results of Operations

The following information represents our results of operations for three months ended September 30, 2018 compared to September 30, 2017.

Three Months Ended September 30, 2018 Compared to September 30, 2017

	For the Three Months Ended
	September 30, 2018	September 30, 2017	$	%

Operating expenses:
Payroll and employee related expenses	33,750	74,171	(40,421)	-54%
Operating expense	3,800	0	3,800	100%
Corporate and public company expense	22,348	17,250	5,098	30%
Total operating expenses	59,898	91,421	(131,358)	-144%

Loss from operations	(59,898)	(91,421)	31,523	-34%

Other income (expense):
Interest expense, related parties	(22,283)	0	(22,283)	100%
Interest expense	(46,672)	(75,346)	28,674	-38%
Total other income (expense)	(68,955)	(75,346)	26,232	-35%

Loss from continuing operations	(128,853)	(166,767)	37,914	-23%

Discontinued operations:
Loss from operations of discontinued operations	(5,330)	(64,926)	59,596	-92%

Net loss	$(134,183)	$(231,693)	$97,510	-42%

Expenses

Total operating expenses decreased 144% from $91,421 to $59,898, for the quarter ended September 30, 2018 compared with the quarter ended September 30, 2017. The reduction in operating expense was driven by the wind down in operations.

Loss from Operations of Discontinued Operations

Total loss from operations of discontinued operations decreased 92% from $64,926 to $5,330, for the quarter ended September 30, 2018 compared with the quarter ended September 30, 2017. The reduction in operating expense was driven by the wind down in operations.

Net Loss

Net loss was $134,183 for the three months ending September 30, 2018 compared to $231,693 for the three months ending September 30, 2017. The reduction in revenue and winding down of operations was the driver of the increasing loss.

Current Liquidity and Capital Resources for the three months ended September 30, 2018 compared to the three months ended September 30, 2017

Operating Activities

Cash used in operations of $6,878 during the three months ended September 30, 2018 was primarily a result of our $134,183 net loss reconciled with our net non-cash expenses relating to prepaid expenses, assets from discontinued operations, accounts payable, accrued liabilities and liabilities of discontinued operations. Cash provided by operations of $6,271 during the three months ended September 30, 2017 was primarily a result of our $231,693 net loss reconciled with our net non-cash expenses relating to prepaid expenses, assets from discontinued operations, accounts payable, accrued liabilities and liabilities of discontinued operations.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2018 was $6,878. Net cash used in financing activities for the three months ended September 30, 2017 of $3,437 resulted from net trade financing.

Inflation

The amounts presented in our consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2018 and June 30, 2019, the Company had no cash and $4,205,285 and $4,071,102 in negative working capital, respectively. For the three months ended September 30, 2018 and 2017, the Company had a net loss of $134,183 and $231,693, respectively. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties. In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

Off-Balance Sheet Arrangements

As of September 30, 2019, there were no off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our business, we are not exposed to market risk of the sort that may arise from changes in interest rates or foreign currency exchange rates, or that may otherwise arise from transactions in derivatives.

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates and assumptions include the fair value of our common stock, stock-based compensation, the recoverability and useful lives of long-lived assets, and the valuation allowance relating to our deferred tax assets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Our management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Keith Duffy, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Duffy, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2018. Based on his evaluation, Mr. Duffy concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BANJO & MATILDA, INC.

Date: February 26, 2020	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

