Form 10-Q
period 2019-03-31
Banjo & Matilda, Inc.
filed 2020-03-09
CIK 1481504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended
March 31, 2019

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(UNAUDITED)

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Prepaids	$-	$18,500
Assets of discontinued operations	4,499	5,385
TOTAL CURRENT ASSETS	4,499	23,885

TOTAL ASSETS	$4,449	$23,885

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade and other payables	$656,885	$559,759
Settlement Payable	250,000	250,000
Trade financing	56,194	56,194
Accrued interest	483,472	339,059
Accrued interest, related parties	295,181	228,823
Loans payable, net of discount and deferred interest	580,875	580,875
Convertible notes payable	162,814	143,454
Convertible loans from related parties	443,871	443,871
Liabilities of discontinued operations	1,530,542	1,492,952
TOTAL CURRENT LIABILITIES	4,459,834	4,094,987

TOTAL LIABILITIES	4,459,834	4,094,987

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized
and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and
69,584,149 shares issued and outstanding, respectively	695	695
Additional paid in capital	1,951,295	1,951,295
Other accumulated comprehensive income	100,007	100,007
Accumulated deficit	(6,507,342)	(6,123,109)
TOTAL STOCKHOLDERS’ DEFICIT	(4,455,335)	(4,071,102)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,499	$23,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018

Operating expenses:
Payroll and employee relate d expenses	$33,750	$78,621	$101,250	$226,962
Operating expense	5,183	0	13,134	0
Corporate and public company expense	0	0	22,348	17,250
Total operating expenses	38,933	78,621	136,732	244,212

Loss from operations	(38,933)	(78,621)	(136,732)	(244,212)

Other income (expense):
Interest expense, related parties	0	0	(21,791)	0
Interest expense	(68,723)	(83,683)	(186,089)	(235,337)
Total other income (expense)	(68,723)	(83,683)	(207,880)	(235,337)

Loss from continuing operations	(107,656)	(162,304)	(344,612)	(479,549)

Discontinued operations:
Loss from operations of discontinued operations	(19,723)	(45,419)	(39,621)	(187,635)
Gain on disposition of discontinued operations	0	0	0	0
	(19,723)	(45,419)	(39,621)	(187,635)

Net loss	$(127,379)	$(207,723)	$(384,233)	$(667,184)

Basic diluted earnings per share on net loss:
Continuing operations	(0.00)	(0.00)	(0.00)	(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding	69,584,149	69,584,149	69,584,149	69,584,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC., AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Deficit (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance June 30, 2018	1,000,000	$10	69,584,149	$695	$1,951,295	$100,007	$(6,123,109)	$(4,071,102)

Net Loss	0	0	0	0	0	0	(134,183)	(134,183)

Balance September 30, 2018	1,000,000	10	69,584,149	695	1,951,295	100,007	(6,257,292)	(4,205,285)

Net Loss	0	0	0	0	0	0	(122,671)	(122,671)

Balance December 31, 2018	1,000,000	10	69,584,149	695	1,951,295	100,007	(6,379,963)	(4,327,956)

Net Loss	0	0	0	0	0	0	(127,379)	(127,379)

Balance March 31, 2019	1,000,000	$10	69,584,149	$695	$1,951,295	$100,007	$(6,507,342)	$(4,455,335)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC., AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Deficit (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance June 30, 2017	1,000,000	$10	69,584,149	$695	$1,951,295	$100,007	$(5,284,728)	$(3,232,721)

Net Loss	0	0	0	0	0	0	(231,693)	(231,693)

Balance September 30, 2017	1,000,000	$10	69,584,149	$695	$1,951,295	$100,007	$(5,516,421)	$(3,464,414)

Net Loss	0	0	0	0	0	0	(227,768)	(227,768)

Balance December 31, 2017	1,000,000	$10	69,584,149	$695	$1,951,295	$100,007	$(5,744,189)	$(3,692,182)

Net Loss	0	0	0	0	0	0	(207,723)	(207,723)

Balance March 31, 2018	1,000,000	$10	69,584,149	$695	$1,951,295	$100,007	$(5,951,912)	$(3,899,905)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	March 31, 2019	March 31, 2018

Cash Flows from Operating Activities
Net Loss	$(384,233)	$(667,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization	-	37,601
Amortization of deferred finance fees	-	11,776
Changes in operating assets & liabilities
Prepaid expenses	18,500	-
Assets of discontinued operations	886	19,764
Trade payables and other liabilities	97,126	111,495
Accrued interest, related parties	144,413	153,658
Accrued interest	66,358	70,607
Liabilities of discontinued operations	37,590	261,376
Net cash used in operating activities	(19,360)	(907)

Cash Flows from Financing Activities
Net trade financing	19,360	(3,584)
Net cash provided by (used in) financing activities	19,360	(3,584)

Decrease in Cash	-	(4,491)

Cash at beginning of period	-	4,491

Cash at end of period	$-	$-

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

On April 16, 2019, Banjo & Matilda, Inc. entered into a Share Exchange Agreement with American Aviation Technologies, LLC

On June 28, 2019, Banjo & Matilda, Inc. spun out two wholly-owned subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD.

On September 30, 2019, the acquisition of American Aviation Technologies, LLC closed and it became a wholly-owned subsidiary of Banjo & Matilda, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2019 and June 30, 2018, the Company had no cash and $4,455,335 and $4,071,102 in negative working capital, respectively. For the three months ended March 31, 2019 and 2018, the Company had a net loss of $127,379 and $207,723, respectively. For the nine months ended March 31, 2019 and 2018, the Company had a net loss of $384,233 and $667,184, respectively. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties. In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

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

Exchange Gain (Loss)

During the nine months ended March 31, 2019 and 2018, the transactions of the Company were denominated in US Dollars.

Foreign Currency Translation and Comprehensive Income (Loss)

During the nine months ended March 31, 2019 and 2018, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss).

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

Selling Expense

Selling expenses consist primarily of shipping and handling costs, relating to the delivery of products to customers, are classified as selling, general and administrative expenses. We had no selling expenses for the nine months ended March 31, 2019 and 2018, respectively.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2019 and June 30, 2018, the Company had $0 and $0 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The following table sets for the computation of basic and diluted earnings per share for the nine months ended March 31, 2019 and 2018:

	Nine Months Ended
	March 31,	March 31,
	2019	2018
Basic and diluted
Loss from continuing operations	$(344,612)	$(479,549)
Loss from operations of discontinued operations	(39,621)	(187,635)
Net loss	$(384,233)	$(667,184)

Net loss per share (basic and diluted)
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	$(0.00)
	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	69,584,149	69,584,149

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

The operating results for Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD have been presented in the accompanying consolidated statement of operations for the Nine Months ended March 31, 2019 and 2018 as discontinued operations and are summarized below:

	Nine Months Ended March 31,
	2019	2018
Revenue	$—	$80,154
Cost of revenue	—	19,699
Gross Profit	—	60,455
Operating expenses	3,415	177,405
Loss from operations	(3,415)	(116,950)
Other income (expenses)	(36,206)	(70,685)
	$(39,621)	$(187,635)

The assets and liabilities of the discontinued operations at March 31, 2019 and June 30, 2018 are summarized below:

	March 31,	June 30,
	2019	2018

Property and equipment, net	$4,499	$5,385
Total assets	$4,499	$5,385

Cash overdraft	$7,526	$6,565
Trade and other payables	1,030,498	1,035,072
Deposit payable	4,622	4,622
Trade financing	305,874	305,874
Accrued interest	182,022	140,819
Total liabilities	$1,530,542	$1,492,952

PROPERTY AND EQUIPMENT

As of March 31, 2019 and June 30, 2018, Property, Plant and Equipment consisted of the following:

	March 31,	June 30,
	2019	2018
Property, plant and equipment	$30,081	$30,081
Accumulated depreciation	(25,582)	(24,696)
	$4,499	$5,385

Depreciation was $887 and $1,608 for the nine months ended March 31, 2019 and 2018, respectively.

TRADE AND OTHER PAYABLES

As of March 31, 2019 and June 30, 2018, trade and other payable are comprised of the following:

	March 31,	June 30,
	2019	2018
Trade payable	$442,948	$446,427
Payroll payable	241,994	241,994
Payroll taxes	199,449	219,195
Employee benefits	92,414	92,837
Other liabilities	53,693	34,619
	$1,030,498	$1,035,072

TRADE FINANCING

As of March 31, 2019 and June 30, 2018, trade financing is comprised of the following:

	March 31,	June 30,
	2019	2018
Trade Financing - January 7, 2013	$49,454	$49,454
Trade Financing - August 14, 2014	128,468	128,468
Trade Financing - November 2, 2016	17,981	17,981
Trade Financing - November 3, 2016	2,601	2,601
Trade Financing - November 29, 2016	107,370	107,370
	$305,874	$305,874

Trade Financing – January 7, 2013

On January 7, 2013, the Company entered into a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $200,000 at an interest rate of 20.95% per annum. Upon default of the loan, the Company reached a settlement with its obligation with the entity in the amount of AUD $165,523. Per the settlement, the amount was to be paid through application of its Export Market Development Grant and up to 25% of the Company’s store sales in Australia. As of March 31, 2019, and June 30, 2018, the Company had an outstanding balance of USD $49,454.

Trade Financing – August 14, 2014

On August 14, 2014, the Company entered into a trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing. Original term was for 12 months with automatic renewal for each consecutive period thereafter with interest at base rate floor of 3.25% plus 4.5%. In the event of default, an additional 7% interest is added. As of March 31, 2019, and June 30, 2018, the Company had an outstanding balance of $128,468. The Company renewed the loan term indefinitely until full settlement occurs. As of March 31, 2019, and June 30, 2018, the Company had an accrued interest balance of $73,242 and $58,493, respectively. For the nine months ended March 31, 2019 and 2018, the Company recorded interest expense in the amount of $14,649 and $14,649, respectively.

Trade Financing – November 2, 2016

On November 2, 2016, the Company entered into a merchant agreement with a capital funding group for a purchase price of $35,000 and purchased amount of $47,250. The Company amortized the excess of purchase amount over the purchase price, over the term of the financing of 21 months. Pursuant to the agreement, the Company cannot obtain future financing by selling receivables without consent from the lender. The Merchant holds a security interest in all accounts and proceeds. As of March 31, 2019, and June 30, 2018, the balance owed to the lender amounted to $17,981 and accrued interest of $16,914 and $11,667, respectively. The term has been extended indefinitely until full settlement occurs without penalty. For the nine months ended March 31, 2019 and 2018, the Company recorded interest expense in the amount of $5,247 and $5,247, respectively.

Trade Financing – November 3, 2016

On November 3, 2016, the Company entered into a payment rights purchase and sale agreement for $72,500 which was due in April 2017. The financing had a purchase price of $50,000 with the purchased amount of $72,500. The Company amortized the excess of the purchased amount over purchase price, over the term of the financing of Nine Months. The Company was required to make daily payments of $575.40 to the lender. As of March 31, 2019, and June 30, 2018, the loan balance owed to the lender of $2,601 is in default. The loan has been charged an interest rate of 16% per annum while in default. During the nine months ended March 31, 2019 and 2018, the Company recorded interest expense in the amount of $309 and $312, respectively. As of March 31, 2019 and June 30, 2018, the balance of accrued interest was $5,919 and $5,610, respectively.

Trade Financing – November 29, 2016

On November 29, 2016, the Company entered into a consignment agreement. It is a platform for funding advance inventory production. This facility allowed the Company to fund manufacturing with a consignment facility which pegs repayment to the sales of inventory. During the year ended June 30, 2017, the Company initially raised $21,928 for a purchase price of $26,313. This amount was paid off as of March 31, 2017. The difference of $4,385 was amortized over the period of financing. The Company again raised $114,888 for a purchase price of $133,342 in December 2016 due by December 2017. The difference of $18,454 was amortized over the period of financing. As of March 31, 2019, and June 30, 2018, balance outstanding was $107,370, with $37,573 and $28,007 in accrued interest, respectively. As of March 31, 2019, the loan was in default and charged an interest rate of 12% per annum. During the nine months March 31, 2019 and 2018, the Company recorded interest expense in the amount of $9,566 and $9,672, respectively.

NOTE 5 – TRADE AND OTHER PAYABLES

As of March 31, 2019 and June 30, 2018, trade and other payable are comprised of the following:

	March 31,	June 30,
	2019	2018
Trade payable	$114,345	$118,469
Officer compensation	322,446	221,196
Payroll payable	220,094	220,094
	$656,885	$559,759

NOTE 6 – TRADE FINANCING

January 4, 2017

The Company entered into a Note Purchase Agreement for $65,000 dated January 4, 2017 with a third party. The amount was due on July 4, 2017 and carries interest at the rate of 18%. As of March 31, 2019, and June 30, 2018, the outstanding loan balance was $56,194 and accrued interest was $23,431 and $14,253, respectively. As of July 18, 2018, the loan maturity date has been extended until full settlement occurs without penalty. Effective with the AAT merger closing described in Note 3, the note holder has agreed to convert all outstanding principal and interest into 3,418,889 shares of common stock effected for the post-reverse split. As of June 30, 2018 the principal and interest related to this note was written down by $126 and $349, respectively, to accurately reflect the value of the conversion.

NOTE 7 – LOANS PAYABLE

As of March 31, 2019 and June 30, 2018, loans payable is comprised of the following:

	March 31,	June 30,
	2019	2018
Loan Payable - December 2013	$81,993	$81,993
Loan Payable - June 2015	498,882	498,882
	$580,875	$580,875

Loan Payable - December 2013

In December 2013, the company entered into a short-term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. The loan has been in default since January 2014 and accruing interest of $166 per day. The outstanding principal balance as of March 31, 2019 and June 30, 2018 was $81,994. As of March 31, 2019 and June 30, 2018, the accrued interest balance was $218,925 and $173,939, respectively. During the nine months March 31, 2019 and 2018, the Company recorded interest expense in the amount of $44,986 and $45,484, respectively. Effective with the AAT merger closing described in Note 3, the note holder has agreed to convert all outstanding principal and interest into 200,358 shares of effected for the post-reverse split. As of June 30, 2018, the principal and interest related to this note was written down by $20,152 and $42,749, respectively, to accurately reflect the value of the conversion.

Loan Payable – June 2015

In June 2015, the Company entered into a secured promissory note in the amount of $500,000 with a Delaware statutory trust. The note bears interest at the rate of 18% per annum and was due on or before July 1, 2017. The note has various covenants attached including one in which all credit card receipts are to be swept into an account which will fund payments on the note that are not in excess of the minimum quarterly payments required. As a condition of the note, an affiliate of the lender was granted a warrant to purchase 6,000,000 shares of the common stock of the Company at a price of $.08 in whole or in part. The outstanding balance as of March 31, 2019 and June 30, 2018 was $498,882. As of March 31, 2019 and June 30, 2018, the accrued interest balance was $223,159 and $141,671, respectively. During the nine months ended March 31, 2019 and 2018, the Company recorded interest expense in the amount of $81,489 and $82,575, respectively. Effective with the AAT merger closing described in Note 3, the note holder has agreed to convert all outstanding principal and interest into 31,086,911 shares of common stock effected for the post-reverse split. As of June 30, 2018, the principal was written down by $1,118 to accurately reflect the value of the conversion.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2019 and June 30, 2018, convertible notes payable is comprised of the following:

	March 31,	June 30,
	2019	2018
Convertible Notes Payable - August 2014 to February 2019	$78,689	$58,570
Convertible Notes Payable - August 2016 to June 2018	84,125	84,884
	$162,814	$143,454

Convertible Notes Payable - August 2014 to October 2018

From August 2014 to October 2018, the Company entered into the following convertible loan agreements with a lender:

Issuance Date	Face Value	Interest Rate	Term	Conversion Terms
August 9, 2014	$19,000	6%	Nine Months	20% Discount to Market
December 12, 2014	7,500	6%	Nine Months	30% Discount to Market
June 22, 2018	31,700	6%	Nine Months	Fixed Price of .01 Per Share
September 20, 2018	8,006	6%	Nine Months	Fixed Price of .01 Per Share
October 23, 2018	7,972	6%	Nine Months	Fixed Price of .01 Per Share
October 23, 2018	4,511	6%	Nine Months	Fixed Price of .01 Per Share
	$78,689

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

The outstanding balance as of March 31, 2019 and June 30, 2018 was $78,689 and $58,570, respectively. The accrued interest balance was $8,664 and $5,413 as of March 31, 2019 and June 30, 2018, respectively. During the nine months ended March 31, 2019 and 2018, the Company recorded interest expense in the amount of $3,251 and $1,644, respectively. As of June 30, 2018 the principal and interest related to this loan was written down by $9,630 and $1,940, respectively, to accurately reflect the value of the conversion.

Convertible Notes Payable – October 2015 to May 2018

Issuance Date	Face Value	Interest Rate	Term	Conversion Terms
October 28, 2015	$10,000	6%	Nine Months	20% Discount to Market; floor of .03 per share
August 12, 2016	23,000	6%	Nine Months	Fixed Price of .03 Per Share
January 2, 2017	15,000	6%	Nine Months	Fixed Price of .03 Per Share
February 9, 2017	22,125	6%	Nine Months	Fixed Price of .03 Per Share
May 18, 2018	14,000	6%	Nine Months	20% Discount to Market
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

There were no penalty or interest rate increase due to the default of the loans. The outstanding balance as of March 31, 2019 and June 30, 2018 was $84,125 and $84,884, respectively. The accrued interest was $9,640 and $5,892 as of March 31, 2019 and June 30, 2018, respectively. During the nine months ended March 31, 2019 and 2018, the Company recorded interest expense in the amount of $3,748 and $2,902, respectively. As of June 30, 2018 the principal and interest related to this loan was increased by $10,758 and $894, respectively, to accurately reflect the value of the conversion.

NOTE 9 – CONVERTIBLE NOTES PAYABLE FROM RELATED PARTIES

The Company had several outstanding convertible note agreements with a shareholder aggregating to AUD $370,000. The notes had interest rates varying from 6% to 15% per annum. In March 2015, the outstanding balance and accrued interest was refinanced by a $526,272 AUD convertible note. The Convertible Note bears interest at the rate of 18% per annum and is due on or before April 30, 2017. The interest portion of the note shall be paid weekly starting in April 2015. Principal payments of $9,929 AUD weekly were to commence in April 2016. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of five cents ($0.05) per share, subject to various standard provisions. The outstanding balance as of March 31, 2019 and June 30, 2018 was USD $320,730. The interest rate increased from 18% per annum to 22% per annum due to the loan default as of April 30, 2017. The Company determined the fair value of the convertible note of $80,909 using the intrinsic value method. The Company recorded an amortization of the debt discount of $0 and $15,432, during the fiscal years ended June 30, 2018 and 2017, respectively. The debt discount is fully amortized as of March 31, 2019 and June 30, 2018. During the nine months ended March 31, 2019 and 2018, the Company recorded interest expense in the amount of $52,389 and $63,967, respectively. Accrued interest as of March 31, 2019 and June 30, 2018 was $225,214 and $172,826, respectively. This note and any associated discount and accrued interest will be converted to preferred stock, see Note 10 for additional detail on the equity conversion. As of June 30, 2018 the principal and interest related to this loan was written down by $66,599 and $35,887, respectively, to accurately reflect the value of the conversion.

The Company has loans payable in the amount of $123,141 to shareholders and officers of the Company as of March 31, 2019 and June 30, 2018. The note bears interest at the rate of 15% per annum and was due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of Banjo & Matilda, Inc. at a discount of 10% to last 30 days average share priced rate. The Company has granted the Lenders a security interest in the intellectual property of the Borrower. The remaining loan balance has been in default. There was no penalty or interest rates increase due to the default.

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

The accrued interest was $69,966 and $55,998 as of March 31, 2019 and June 30, 2018, respectively. During the nine months ended March 31, 2019 and 2018, the Company recorded interest expense in the amount of $13,968 and $20,332, respectively. As of June 30, 2018, the principal and interest related to this loan was written down by $47,485 and $21,594, respectively, to accurately reflect the value of the conversion.

NOTE 10 – SETTLEMENT PAYABLE

On February 28, 2018, the company entered into 5 separate settlement agreements with current shareholders. These settlement agreements were made to exchange post reverse split shares of common stock to mitigate potential litigation. The settlement agreements require the company to issue common stock for $250,000.

NOTE 11 – COMMITMENTS

The Company leased commercial space in Sydney, Australia that served as its flagship as well as a retail store. We leased approximately 2,500 square feet of space pursuant to a three-year lease agreement which expired in October 2014. After expiration, the lease converted to a month-to-month basis. The annual rent for the premises was AUD $52,000 and the total lease expense for nine months ended March 31, 2019 and 2018 was $0 and $6,348, respectively. This lease was terminated in September 2017.

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

Common Stock

There have been no changes to the common stock for the nine months ended March 31, 2019. The number of shares outstanding at March 31, 2019 and June 30, 2018 was 68,584,149. The balance of Common Stock at March 31, 2019 and June 30, 2018 was $695.

NOTE 13 – SUBSEQUENT EVENTS

Convertible Note Agreement

The company entered into a convertible note payable with a noteholder in the amount of $9,000 on May 1, 2019 and matures Nine Months from the inception date. Interest rate on this note is 6% and is payable upon maturity or conversion. The noteholder may convert the note to shares of the company’s common stock at a fixed price of $0.01 per share, unless the Note holder covered a portion of the Note at a lower price, in which case the fixed price is the lower price; or the lowest price of any original common stock issued by the Company or exercise price or conversion price of any derivative securities, but not less than $0.0033333 per share.

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

Convertible Note Agreement

The company entered into a convertible note payable with a noteholder in the amount of $14,500 on July 16, 2019 and matures Nine Months from the inception date. Interest rate on this note is 6% and is payable upon maturity or conversion. The noteholder may convert the note to shares of the company’s common stock at a fixed price of $0.01 per share, unless the Note holder covered a portion of the Note at a lower price, in which case the fixed price is the lower price; or the lowest price of any original common stock issued by the Company or exercise price or conversion price of any derivative securities, but not less than $0.0033333 per share.

Convertible Note Agreement

The company entered into a convertible note payable with a noteholder in the amount of $10,000 on September 24, 2019 and matures Nine Months from the inception date. Interest rate on this note is 6% and is payable upon maturity or conversion. The noteholder may convert the note to shares of the company’s common stock at a fixed price of $0.01 per share, unless the Note holder covered a portion of the Note at a lower price, in which case the fixed price is the lower price; or the lowest price of any original common stock issued by the Company or exercise price or conversion price of any derivative securities, but not less than $0.0033333 per share.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended June 30, 2018. The unaudited statements of operations for the three and Nine Months ended March 31, 2019 and 2018 are compared in the sections below.

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

Upon the effective closing date, certain notes, loans, accrued interest, and related party loans will be converted to series A preferred shares. Additional preferred shares will also be exchanged for accrued expenses. Certain loans and accrued expenses were written up or down during the year ended June 30, 2018 to the value exchanged according to settlement agreements with certain investors and debtors of the Company. An additional $39,179 of trade payables was converted and accrued during the year ended June 30, 2018. $620,225 of trade payables will be converted to 25,095 series A preferred shares ($24.72 per share), $569,991 of accrued interest will be converted to 29,314 series A preferred shares ($19.44 per share), $691,828 of loans payable will be converted to 59,869 series A preferred shares ($11.75 per share), $123,141 of loans from related parties will be converted to 11,917 series A preferred shares ($10.33 per share), $320,730 of convertible loans from related parties will be converted to 18,682 series A preferred shares ($17.16 per share) and $70,883 of other convertible debt will be converted to 14,296 series A preferred shares ($4.95 per share).

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

Exchange Gain (Loss)

During the nine month periods ended March 31, 2019 and 2018, the transactions of the Company were denominated in US Dollars.

Foreign Currency Translation and Comprehensive Income (Loss)

During the nine month periods ended March 31, 2019 and 2018, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss).

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

Selling Expense

Selling expenses consist primarily of shipping and handling costs, relating to the delivery of products to customers, are classified as selling, general and administrative expenses. We had no selling expenses for the Nine Months ended March 31, 2019 and 2018, respectively.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At March 31, 2019 and June 30, 2018, the Company had $0 and $0 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The following table sets for the computation of basic and diluted earnings per share for the nine months ended March 31, 2019 and 2018:

	Nine Months Ended
	March 31,	March 31,
	2019	2018
Basic and diluted
Loss from continuing operations	$(344,612)	$(479,549)
Loss from operations of discontinued operations	(39,621)	(187,635)
Net loss	$(384,233)	$(667,184)

Net loss per share (basic and diluted)
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	$(0.00)
	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	69,584,149	69,584,149

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

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the quarter ending March 31, 2019 and 2018. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

During the quarters ended March 31, 2019 and 2018, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US Dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity. There were no significant fluctuations in the exchange rate for the conversion of Australian Dollars to US Dollars after the balance sheet date.

Results of Operations

The following information represents our results of operations for three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Three Months Ended March 31, 2019 Compared to March 31, 2018

	For the Three Months Ended
	March 31, 2019	March 31, 2018	$	%

Operating expenses:
Payroll and employee related expenses	33,750	78,621	(44,871)	-57%
Operating expense	5,183	-	5,183	100%
Corporate and public company expense	-	-	-	100%
Total operating expenses	38,933	78,621	(39,688)	-50%

Loss from operations	(38,933)	(78,621)	39,688	-50%

Other income (expense):
Interest expense, related parties	-	-	-	100%
Interest expense	(68,723)	(83,683)	14,960	-18%
Total other income (expense)	(68,723)	(83,683)	26,232	-31%

Loss from continuing operations	(107,656)	(162,304)	54,648	-34%

Discontinued operations:
Loss from operations of discontinued operations	(19,723)	(45,419)	25,696	-57%

Net loss	$(127,379)	$(207,723)	$80,344	-39%

Expenses

Total operating expenses decreased 50% from $78,621 to $38,933, for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. The reduction in operating expense was driven by the wind down in operations.

Loss from Operations of Discontinued Operations

Total loss from operations of discontinued operations decreased 34% from $162,304 to $107,656, for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. The reduction in operating expense was driven by the wind down in operations.

Net Loss

Net loss was $127,379 for the three months ending March 31, 2019 compared to $207,723 for the three months ended March 31, 2018. The reduction in revenue and winding down of operations was the driver of the increasing loss.

Results of Operations

The following information represents our results of operations for nine months ended March 31, 2019 compared to March 31, 2018.

Nine Months Ended March 31, 2019 Compared to March 31, 2018

	For the Nine Months Ended
	March 31, 2019	March 31, 2018	$	%

Operating expenses:
Payroll and employee related expenses	101,250	226,962	(125,712)	-55%
Operating expense	13,134	-	13,134	100%
Corporate and public company expense	22,348	17,250	5,098	30%
Total operating expenses	136,732	244,212	(107,480)	-44%

Loss from operations	(136,732)	(244,212)	107,480	-44%

Other income (expense):
Interest expense, related parties	(21,791)	-	(21,791)	100%
Interest expense	(186,089)	(235,337)	49,248	-21%
Total other income (expense)	(207,880)	(235,337)	26,232	-11%

Loss from continuing operations	(344,612)	(479,549)	134,937	-28%

Discontinued operations:
Loss from operations of discontinued operations	(39,621)	(187,635)	148,014	-79%

Net loss	$(384,233)	$(667,184)	$282,951	-42%

Expenses

Total operating expenses decreased 44% from $244,212 to $136,732, for the nine months ended March 31, 2019 compared with the nine months ended March 31, 2018. The reduction in operating expense was driven by the wind down in operations.

Loss from Operations of Discontinued Operations

Total loss from operations of discontinued operations decreased 86% from $187,635 to $39,621, for the nine months ended March 31, 2019 compared with the nine months ended March 31, 2018. The reduction in operating expense was driven by the wind down in operations.

Net Loss

Net loss was $384,233 for the nine months ended March 31, 2019 compared to $667,184 for the nine months ended March 31, 2018. The reduction in revenue and winding down of operations was the driver of the increasing loss.

Current Liquidity and Capital Resources for the Nine Months ended March 31, 2019 compared to the Nine Months ended December 31, 2017

Operating Activities

Cash used in operations of $14,849 during the nine months ended March 31, 2019 was primarily a result of our $256,854 net loss reconciled with our net non-cash expenses relating to prepaid expenses, assets from discontinued operations, accounts payable, accrued liabilities and liabilities of discontinued operations. Cash used in operations of $907 during the nine months ended March 31, 2018 was primarily a result of our $459,461 net loss reconciled with our net non-cash expenses relating to prepaid expenses, assets from discontinued operations, accounts payable, accrued liabilities and liabilities of discontinued operations.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2019 was $19,360. Net cash used in financing activities for the nine months ended March 31, 2018 of $19,360 resulted from net trade financing.

Inflation

The amounts presented in our consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2019 and June 30, 2018, the Company had no cash and $4,455,335 and $4,071,102 in negative working capital, respectively. For the three months ended March 31, 2019 and 2018, the Company had a net loss of $127,379 and $207,723, respectively. For the nine months ended March 31, 2019 and 2018, the Company had a net loss of $384,233 and $667,184, respectively. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties. In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

Off-Balance Sheet Arrangements

As of March 31, 2019, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

T
he Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Keith Duffy, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Duffy, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2019. Based on his evaluation, Mr. Duffy concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BANJO & MATILDA, INC.

Date: March 9, 2020	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

