Form 10-K
period 2019-06-30
Banjo & Matilda, Inc.
filed 2020-03-31
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Registrant’s telephone number, including area code: (561) 491-9595

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2019 was $382,713.

As of March 26, 2020, the registrant had outstanding 69,584,149 shares of common stock.

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

Item 1. Business

The Company is an aircraft design and development company dedicated to advancing aeronautical safety and performance through new and innovative concepts. The Company is now located in Boca Raton, Florida.

Corporate History

Banjo & Matilda, Inc. was originally incorporated in Nevada on December 18, 2009 under the name Eastern World Group, Inc. and changed its name to Banjo & Matilda, Inc. on September 24, 2013.

On November 14, 2013, we entered into a share exchange agreement (the “Exchange Agreement”) with Banjo & Matilda Pty Ltd, (“Banjo & Matilda”) and the shareholders of Banjo & Matilda (“B&M Shareholders”). Pursuant to the Exchange Agreement, 100% of the issued and outstanding capital stock of Banjo & Matilda was acquired, making it a wholly-owned subsidiary. There was no prior relationship between the Company and its affiliates and Banjo & Matilda and its affiliates.

In consideration for the purchase of 100% of the issued and outstanding capital stock of Banjo & Matilda under the Exchange Agreement, we issued B&M Shareholders an aggregate of 24,338,872 restricted shares of common stock of the Company.

On July 1st 2015, the operations of Banjo & Matilda Pty Ltd were transferred to Banjo & Matilda (Australia) Pty Ltd., a wholly owned subsidiary of Banjo & Matilda Inc.

Following the worldwide downturn of the retail clothing business model, in June of 2017, Banjo & Matilda, Inc. began to seek out additional businesses to acquire as subsidiaries to expand and refocus its operations to generate more revenue and profit.

On September 20, 2017, Banjo & Matilda, Inc. entered into a Memorandum of Understanding for the acquisition of Spectrum King, LLC as a wholly-owned subsidiary, a pioneer of full spectrum LED grow lights, specialized in designing, manufacturing and selling high-end LED grow lights for indoor/greenhouse applications with both the Agriculture and Horticulture industries.

On March 19, 2018, Banjo & Matilda, Inc. entered into a Share Exchange Agreement with Spectrum King, LLC, however this transaction failed to close.

On April 16, 2019, Banjo & Matilda, Inc. entered into a Share Exchange Agreement with American Aviation Technologies, LLC (“AAT”), an aircraft design and development company focused on the emerging segment of the aviation industry of autonomous and semi-autonomous vertical take-off and landing (VTOL) unmanned aerial vehicles (UAVs).

Company Overview

Banjo & Matilda, Inc. is an aircraft design and development company focused on the emerging segment of the aviation industry of autonomous and semi-autonomous vertical take-off and landing (VTOL) unmanned aerial vehicles (UAVs). This segment of the aviation industry is attracting significant investment in the development of autonomous and semi-autonomous vertical take-off and landing (VTOL) unmanned aerial vehicles (UAVs).

The quintessence of contemporary aeronautical science and engineering, these mostly electric or hybrid-electric aircraft include small remotely controlled UAVs as well as larger passenger and cargo UAVs, which are targeting short-haul, on-demand transport of passengers and freight, called urban aerial mobility (UAM). The feasibility of these more lightweight and efficient aircraft designs is made possible through advances in composite materials, additive manufacturing (3D printing), miniaturization of electronics, computer processing speed, battery power and electromagnetic propulsion.

The UAV has become a viable, low cost alternative in many VTOL applications previously dominated by the helicopter, including aerial photography and videography. Among its advantages in aerial filming are its size, acoustics, low cost of operation, low altitude flying and superior maneuverability. Because of UAVs’ explosive growth over the past few years and the anticipated ubiquity in the future, new regulations are being formulated to allow their safe integration into low altitude civil airspace.

Stakeholders shaping this integration process include aircraft manufacturers, ridesharing companies, governmental regulatory agencies and civil transportation authorities, all of whom are working toward establishing standards and overcoming the variety of issues involved with its implementation. Key technologies impacting the development and implementation of this VTOL aircraft segment for fully autonomous applications include high speed (5G) data transmission and artificial intelligence. Also drawing interest is the development of VTOL and hover capable rotorcraft that can accomplish many of the civilian and military transport functions of a helicopter, but are faster, quieter, less complex to operate and safer on the ground. Helicopters have been around for over 80 years and have been improved significantly with advanced flight control systems but remain extremely complicated to fly and have performance limitations based on their fundamental flight principles. Due to a condition called retreating blade stall, also known as dissymmetry of lift, helicopters have a maximum forward speed of about 250 miles per hour. Additionally, helicopters produce high noise levels, due primarily to rotor blade vortex interaction and vibration, and have high operating costs.

The acquisition of American Aviation Technologies, LLC (“AAT”), which included the “Halo” patent, was undertaken to provide a foundation for the Company’s foray into aerospace industry. The “Halo” patent was issued in October 2019 after AAT had acquired all rights to the Halo aircraft design, including any prospective patents or applications for patents, through an intellectual property assignment by its inventor in 2018. As a scalable and multi-purpose platform, the aircraft’s size and capabilities can be expanded depending on the mission requirements, from a small frame UAV (or drone) to potentially a heavy lift cargo and even passenger transport aircraft, either manned or unmanned. Halo is expected to compete favorably with and exceed the performance of other VTOL aircraft in terms of speed, acoustics, maneuverability, efficiency, duration and safety.

The Halo platform is essentially a powered lift type of system with characteristics of tiltrotors and tiltwings and differs from rotorcraft such as the helicopter in its lift and forward propulsion mechanisms during horizontal flight, which has several advantages. Powered lift is one of seven main categories of aircraft classifications designated by the U.S. Federal Aviation Administration (FAA) and is defined as “a heavier-than-air aircraft capable of vertical take off and landing (VTOL) and low speed flight that depends principally on engine-driven lift devices or engine thrust for lift during these flight regimes and on non-rotating airfoils for lift during horizontal flight.” In tiltrotors and tiltwings one or more powered rotors are used for both lift and forward propulsion, essentially combining the vertical take off and landing capability of a helicopter with the efficiency, range, speed and cruise altitude of a conventional fixed-wing aircraft. For vertical flight, the rotors are horizontally angled to provide thrust upwards, lifting in the manner that a helicopter rotor operates. As the aircraft gains speed and altitude, the rotors progressively rotate or tilt forward, either moving independently of the wing or integrated and moving with the wing, eventually becoming perpendicular to the fuselage of the aircraft and functioning similar to a propeller in a vertical plane of orientation. Following the transition from vertical to forward flight mode, the airfoil-shaped wing generates the aerodynamic forces for lift and the rotor supplies the thrust. The wing’s greater efficiency, in conjunction with the rotor positioning, assists these aircraft in achieving higher forward speeds than helicopters, which are limited due to retreating blade stall. Tiltrotors and tiltwings are also inherently quieter in forward flight.

The Company is a member and tenant of the Research Park at Florida Atlantic University (FAU) in Boca Raton, Florida, which is part of the university and adjacent to the Boca Raton Airport. FAU is one of the top engineering schools in the state, and part of the National Science Foundation’s Industry/University Cooperative Research Center Program called the Center for Advanced Knowledge Enablement (CAKE). The 70-acre Research Park is home to many technology companies and research-based organizations. FAU recently opened a center for Artificial Intelligence and Connected Assured Autonomy through their College of Engineering and Computer Science, which is applicable to advanced aircraft systems. The Company will collaborate with FAU’s academic team, both faculty and students, through a series of joint research initiatives. The relationship with FAU would also potentially assist with access to grant programs and financing opportunities.

Intellectual Property

The Company, through its wholly-owned subsidiary AAT, acquired all intellectual property rights to the Halo aircraft, both domestically and internationally, including patents and applications for patents, on October 2, 2018. A Halo aircraft utility patent was filed on September 28, 2018, which is a continuation of U.S. Patent Application Serial No. 12/157,180, filed June 5, 2008, which claims the benefit of and priority to U.S. Patent Application Serial No. 60/941,965, filed June 5, 2007, with both prior applications fully incorporated in their entireties and for all purposes. The Company received a Notice of Allowance from the U.S. Patent and Trademark Office dated June 10, 2019 on the major claims in the patent application, and a patent was issued on October 22, 2019. The Company filed a design patent application on October 19, 2019 with the U.S. Patent and Trademark Office for legal protection to cover the unique and distinct appearance or configuration of Halo, as well as file for trademarks to register the brand name and intended use, logo design and a few expressions.

Market Opportunity

An emerging segment of the aviation industry attracting significant investment is the development of autonomous and semi-autonomous vertical take-off and landing (VTOL) unmanned aerial vehicles (UAVs). The quintessence of contemporary aeronautical science and engineering, these mostly electric or hybrid-electric aircraft include small remotely controlled UAVs as well as larger passenger and cargo UAVs, which are targeting short-haul, on-demand transport of passengers and freight, called urban aerial mobility (UAM). The feasibility of these more lightweight and efficient aircraft designs is made possible through advances in composite materials, additive manufacturing (3D printing), miniaturization of electronics, computer processing speed, battery power and electromagnetic propulsion. The UAV has become a viable, low cost alternative in many VTOL applications previously dominated by the helicopter, including aerial photography and videography. Among its advantages in aerial filming are its size, acoustics, low cost of operation, low altitude flying and superior maneuverability. Because of UAVs’ explosive growth over the past few years and their anticipated ubiquity in the future, new regulations are being formulated to allow their safe integration into low altitude civil airspace. Stakeholders shaping this integration process include aircraft manufacturers, ridesharing companies, governmental regulatory agencies and civil transportation authorities, all of whom are working toward establishing standards and overcoming the variety of issues involved with its implementation. Key technologies impacting the development and implementation of this VTOL aircraft segment for fully autonomous applications include high speed (5G) data transmission and artificial intelligence. Also drawing interest is the development of VTOL and hover capable rotorcraft that can accomplish many of the civilian and military transport functions of a helicopter, but are faster, quieter, less complex to operate and safer on the ground. Helicopters have been around for over 80 years and have been improved significantly with advanced flight control systems but remain extremely complicated to fly and have performance limitations based on their fundamental flight principles. Due to a condition called retreating blade stall, also known as dissymmetry of lift, helicopters have a maximum forward speed of about 250 miles per hour. Additionally, helicopters produce high noise levels, due primarily to rotor blade vortex interaction and vibration, and have high operating costs. Most of the modernization activity in vertical lift aircraft design over the past few decades has been directed toward modification of existing platforms.

As a new, scalable aerial platform, Halo could potentially compete against virtually all categories of manned or unmanned aircraft and be used in a wide range of consumer, commercial or military applications. The most direct competition for Halo would be other VTOL capable aerial vehicles, which includes any rotorcraft or powered lift aircraft, including small remotely controlled consumer UAVs (or drones), large military UAVs, helicopters and tiltrotors.

The UAV industry has experienced remarkable growth worldwide over the past decade, and most dramatically over the past five years, across the military, civilian governmental and commercial sectors. Industry forecasters view the booming UAV market as early-stage with significant potential, and as a result, expect the strong performance to extend well into the foreseeable future. A November 2018 market study by Teal Group Corporation, a leading U.S. aerospace and defense market analysis firm, predicts that UAVs will be the most dynamic growth sector of the global aerospace industry, more than tripling over the next decade. Critical factors driving the market’s continuing fast-paced surge include worldwide military adoption of UAVs, increased use of UAVs in commercial and civil government applications, ongoing high capital investments in UAV technologies, consolidation of UAV businesses through acquisitions and synergistic partnerships, and the changing regulatory environment for UAVs’ operation in manned airspace. The commercial sector is forecast to register the fastest compound annual growth rate (CAGR), outpacing both the military and civilian sectors; however, military spending will continue to be dominant, representing over 70 percent of all UAV industry revenue.

The overwhelmingly dominant hardware manufacturer for consumer UAVs is DJI, a Chinese company with an estimated 74 percent global market share. For professional grade UAVs, their share is approximately 85 percent, according a survey by Skylogic Research. DJI reported revenues of $2.83 billion in 2017, which represents an 80 percent increase over the prior year. The next largest UAV manufacturer is another Chinese company, Yuneec, with an estimated 5 percent market share, followed by 3D Robotics, a U.S. company, and Parrot based in Paris, France. The U.S. is the largest UAV market in the world and will remain the largest for the foreseeable future. According to the FAA, there was around 1.1 million civilian UAVs in the U.S. at the beginning of 2018 based on registrations, which is projected to more than double in 2019, exceeding 2.4 million units.

The U.S. is the world’s leader in the deployment and development of military UAVs, with some of the most sought-after systems in the world. A decade of extensive operational work with UAVs has given the U.S. military tremendous experience with the architecture, design, and employment of UAV technology. Based on an assessment by Global Market Insights, the larger, higher value systems procured by the U.S. will drive the relative strength of the U.S. military market in the coming years. Military UAV manufacturing in the U.S. is lead by General Atomics and Northrop Grumman with over 50 percent of the market. Spurred by new venture capital funding, UAV startups are continuing to enter the market while existing companies are consolidating, introducing new products and components, and shifting toward software and end-to end-solutions for niche markets to maintain market relevance. As UAVs become more widely deployed and accepted, regulatory agencies will need to begin identifying and tracking them as with other aircraft, ultimately bringing them into the air traffic networks. While there are 195 countries in the world, each at a different stage of UAV implementation, the UAV industry will likely be dominated by the largest economies, led by the U.S., China, Japan, Germany and the U.K. India will become the fastest growing commercial market for UAVs, having legalized their use in December 2018. According to a 2016 report by Goldman Sachs, the total market for UAV technologies over the five-year period from 2016-2020 is projected at $100 billion. Approximately 70% of this figure, or $70 billion, would be linked to military activities, while the commercial business, which represents the fastest growth sector, is projected to reach $13 billion over this period. Leading the growth in the commercial sector are the construction and agriculture industries, which require UAVs for mapping, inspections, surveying and maintenance.

UAVs were originally developed by the military to provide aerial surveillance without risk to personnel and evolved into highly capable aircraft for deployment in a variety of missions, including combat, replacing more expensive aircraft. The foundational technologies pioneered and implemented in military UAV programs, as well as smartphone technology and other advancements within the past decade, have enabled UAVs to become powerful tools and a cost effective, reliable and safer option in an expanding list of business applications across almost every industry. Among the areas experiencing dramatic improvements in recent years are electric propulsion, batteries, navigation systems, computer processing, camera systems, stabilization equipment, imaging sensors and analytics software. Many companies, realizing the value of UAVs, are incorporating them into their business processes, through purchasing complete hardware and software packages or through third party service providers. The growing commercial use of UAVs has led to the FAA and other agencies to begin formulating standards and regulations, which will enable these aircraft to be identified by air traffic control and integrated into the National Airspace System. The benefits of UAV technology for commercial use will only be optimized, however, when both technological capabilities and regulations allow for fully autonomous operation beyond visual line of sight. Smart UAVs are the next big revolution in UAV technology, particularly with the arrival of 5G’s high-speed transmission across mobile networks. High-speed, secure wireless network connectivity, such as 5G, is required to safely expand UAV operations and unlock the true potential of UAVs in commercial applications. Latency, or transmission delay, is one of the technical issues, which has limited fully autonomous deployment but can be almost completely overcome through 5G.

An application whose implementation will be dependent upon the development of autonomous enabling technologies is the use of UAVs in delivery services, or logistics. This application field is receiving significant attention and investment worldwide, and progress is being made on several fronts. According to analysts at Research and Markets, the market for delivery UAV services is projected to reach $29.06 billion by 2027. UAVs have the potential to change last-mile delivery economics for smaller and lighter packages as they could replace many deliveries currently made by traditional delivery vehicles. Since UAVs are not constrained by road infrastructure and congestion, they can theoretically deliver packages faster than a car/truck from a close-by storage location. UAVs can fly over difficult terrain, water or rural areas with poor infrastructure in many cases, or take a much shorter route. Improving the speed of package delivery with lower cost of operation and environmentally friendly technology using unmanned aerial transport systems is currently an area of intense interest among major e-commerce and mass market retailers like Amazon and Walmart, tech giants like IBM and Google, and logistics companies like DHL and UPS. Even some fast food restaurant chains like Domino’s are looking at the potential for food delivery using UAVs. Leading aircraft manufacturers, including Boeing, Airbus and Bell, have become involved with designing these unmanned vehicles and systems for package and cargo transport and delivery, with several prototypes in the process of field-testing. Over the past few years, thousands of patents and applications for patents relating to UAV package delivery systems have been granted or filed. Halo plans to design delivery system architecture to meet the challenges of this emerging field of application.

In addition to participating in the small UAV market, the Company will also begin to look at developing larger, scaled-up aircraft using the Halo platform, both manned or unmanned, and other potential applications in aviation. Among the prospective VTOL applications for Halo is short-haul on-demand or scheduled passenger or cargo transport, called urban aerial mobility (UAM). Urban aerial transport vehicles are designed for efficient, low-altitude, inter- and intra-city flights through electrically powered VTOL aircraft (eVTOL). UAM is receiving the attention of major aircraft manufacturers like Airbus, Bell and Boeing, and transportation services companies like Uber, with several prototypes already built. There are an estimated 150 companies worldwide in the process of designing and developing these VTOL capable aircraft. The development timeline and budget for these more sophisticated types of Halo aircraft are significantly increased, due to the stringent testing and certification requirements. While the technology to develop, produce and fly these aircraft on a manned or semi-autonomous basis is available today, and a number of companies are well along in the process, the actual implementation will likely take many years due to lagging regulatory and infrastructure reforms. Most of the major issues related to regulations, airspace integration and infrastructure that will impact the rollout and penetration of these UAM systems are being addressed and seem to be moving in the right direction. Fully autonomous versions are dependent on real time data transmission, such as 5G technologies, and would be even further out. Given the expected lag in federal regulations, integration policies and infrastructure, the Company believes that Halo has the opportunity to become one of the early players in the urban aerial mobility (UAM) market, which may include air taxi service, personal air travel, air ambulance and cargo transportation. Anticipating the materialization of this new market, more than 150 companies worldwide, from well-established aircraft manufacturers to entrepreneurial entries, are in the process of designing and developing short and medium range VTOL-capable aerial vehicles for civilian on-demand and scheduled point-to-point urban transport. These companies want to be part of this emerging aviation segment that is considered to represent the next frontier in commercial aviation. According to a 2018 study by Booz Allen Hamilton, over $1 billion in investment has already been directed to these companies. The convergence of several key trends has enabled the viability of lightweight VTOL aircraft as an option in urban transit, if only on a limited or niche basis. An optimistic scenario by Goldman Sachs projected the demand for air taxis worldwide amounting to $70 billion annually by 2035, requiring an overall production capacity of 50,000 new aircraft a year. John Langford, President and founder of Boeing’s Aurora Flight Sciences, believes an operational air taxi system could make its debut in the mid-2020s.

Another VTOL market that may be targeted with the Halo platform is the more powerful long-range, heavy lift manned commercial or military transport aircraft, which is dominated by the helicopter. Halo aircraft designed for this market would be built for payload capacity, higher altitude and endurance, are likely to be powered by engines used for conventional manned aircraft with similar performance requirements. According to research firms ReportBuyer and GlobalData, the global helicopter market, which includes both military and commercial aircraft, was valued at $31.5 billion in 2017 and is projected to increase to $40.4 billion by 2027. The U.S. military’s Future Vertical Life (FVL) initiative, established in 2009, was a plan to replace the aging fleet of helicopters with a new family of next-generation rotorcraft.

Development Strategy

The Company plans to introduce the Halo platform as a small, high-performance UAV, which would primarily be used for consumer and commercial applications and operate under Part 107 of FAA regulations. The strategy for initially manufacturing a mini-UAV version of Halo includes low regulatory and certification hurdles, reduced development costs, a relatively short timeline to market, and proof of concept validation, which will assist in the development of future scaled up models. The initial design features a globular, high visibility medial fuselage, designed for hemispherical viewing. Improved safety on the ground, low noise levels and the ability to operate in more confined environments are among Halo’s many advantages over typical open rotor UAVs. Another variant of Halo, intended mainly for military applications, would have a wedge-shaped aerodynamic fuselage for greater speed and stealth. Halo aircraft used for military purposes will likely be developed in coordination with the Department of Defense (DOD), with mission-specific transport, offensive or defensive capabilities and integrated within the military’s existing air support structure. The niche opportunities for Halo may include ISR operations, communications relay or even tactical weapons delivery. According to its FY 2019 budget request, the DOD is looking specifically for UAVs that can improve the situational awareness of small units and that are able to perform complex missions in urban environments such as reconnoitering a building.

The Company will follow commonly accepted aircraft development processes and methods in the design and engineering of Halo. After outlining the specific performance objectives of Halo as a small UAV, the Company’s multidisciplinary engineering team will concentrate its efforts on further developing the conceptual design, concentrating on fundamental aerodynamics and the main structural and mechanical components of the aircraft. Using a project management approach, the goal is to complete the conceptual design through a digital mock-up within six months, and a more detailed design and functioning prototype by the end of the following 12 months. Computer-generated 3D modeling and simulations will be used to configure a basic functioning aircraft that will lift, hover, and transition to forward flight, as well as help determine if modifications will be needed to the airframe or movable surfaces to promote stability and maneuverability. In the next phase of design, the team (internal and external) will focus on developing the supporting systems, including propulsion, navigational and control systems, payloads, and optimization of all elements of the aircraft. The analysis involved in this level of the development process will include CFD (computational fluid dynamics), MBD (multi-body dynamics) and FEA (finite element analysis) to determine the aircraft’s performance under various conditions. The Company intends to build a series of consumer mini-sized UAV prototypes, which will be fabricated, revised and field tested over several months to demonstrate proof of concept. After the design is finalized, the Halo UAV will be considered for the wide-ranging needs in each of the potential VTOL UAV market segments, which will be prioritized based on the opportunities. With a working model, the Company can seek strategic alliances, joint ventures or licensing agreements for certification, manufacturing and distribution of particular aircraft for the various respective applications.

CONSIDERATIONS RELATED TO OUR BUSINESS

The Company is in its development stage and has limited operating history.

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

Although the Company’s intellectual property dates back to 2008, the Company has only been operating for just over one year. The Company will need to continue building its team to complete the preliminary design phase of the aircraft. Since these individuals will not have worked together, there will likely be personnel changes as the development process proceeds, which may cause disruptions in workflow. The Company’s new location will require proper implementation of security protocols, IT infrastructure, a project management system, policies and procedures, in addition to meeting the demanding reporting requirements as a new public company. These challenges will place additional demands on management’s time, which may create temporary delays in the development process.

The Company anticipates significant operating losses into the future and additional capital may be required.

Since the Company is still in the process of developing a new type of aircraft there is no revenue and there will be significant operating losses into the foreseeable future. There is no assurance that the Company will be able to raise the capital that will be required to sustain operations. Furthermore, any equity or debt financings, if available at all, may be on terms which are not favorable to the Company (and therefore its shareholders) and, in the case of a new equity offering by the Company, existing shareholders will be diluted unless they purchase their proportionate share of the equity offering. If adequate capital is not available on economically viable terms and conditions, the Company’s business, operating results and financial condition may be materially, adversely affected.

There is no assurance that the Company will be able to accomplish the design and engineering needed to demonstrate that the aircraft can operate as planned.

Because of unanticipated technological hurdles or the inability to assemble a qualified team to address these challenges, the Company may not be able to meet the aircraft’s performance objectives that are needed to be competitive in the various targeted markets.

The development timeline for the aircraft could expand.

Due to unexpected challenges, the length of time to develop the aircraft may become expanded, causing cost overruns and potentially demanding the infusion of large amounts of capital and other financing, which may not be available. Because of the long timeline, there is also uncertainty regarding the uniqueness or advantages of the aircraft at the time it is introduced into the market.

The aerial platform is still being developed and specific market applications have not been finalized.

Because we are in an early stage of development, there is no certainty as to which market applications will be prioritized and targeted for the aircraft, as well as the associated timelines and costs involved when the Company reaches that point of determination after the platform has been proven. There is no assurance that the required selling price of our aircraft or its various models will be competitive.

The company will face significant industry competition.

Our aircraft will compete with hundreds of domestic and international aircraft companies, many well capitalized, including some who are among the largest aerospace companies in the world, developing VTOL aircraft. The Company could face significant competition from companies who have developed or are developing alternative technologies that could render our aircraft less competitive than planned. Many existing potential competitors are well-established, have or may have longer-standing relationships with customers and potential business partners, have or may have greater name recognition, and have or may have access to substantially greater financial, technical and marketing resources.

The Company is dependent on key personnel.

The success of the Company depends on its ability to identify, hire, train and retain highly qualified, specialized and experienced management and technical personnel. In addition, as the Company enters new phases in the development process, it will need to hire additional highly skilled personnel. Currently, competition for personnel with the required knowledge, skill and experience is intense, and the Company may not be able to attract, assimilate or retain such personnel. The inability to attract and retain the necessary managerial and technical personnel could have a material adverse effect on the business, results of operations and financial condition of the Company.

Operations could be adversely affected by interruptions from suppliers of components that are beyond the Company’s control.

Whenever possible, the Company intends to use tested and certified systems, components and parts developed and manufactured by third-party suppliers. Our aircraft development could be adversely affected by interruptions in the supply of these components. If any of these third parties experience difficulties, it may have a direct negative impact on our development of the aircraft.

Success of the Company is dependent upon it keeping pace with the advances in technology.

The Company’s systems and components may be impacted by rapid changes in technology, including the emergence of new industry standards and practices that could require the Company to make modifications to its platform. Some of these technologies may include autonomy and AI (artificial intelligence). The performance of the Company will depend, in part, on its ability to continue to enhance its existing technology or develop new technology that addresses the increasingly sophisticated and varied needs of the market, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost effective basis. The development of the Company’s proprietary technology entails significant technical as well as business risks. The Company may be unsuccessful in using new technologies effectively or adapting its systems or other proprietary technology to the requirements of emerging industry standards. If the Company is unable to adapt to these changes and demands, the results of operations and financial condition could be materially and adversely affected.

The Company could face liability or disruption from security breaches.

The Company’s development process involves the storage of critical, secure and proprietary information. The Company’s computer infrastructure is potentially vulnerable to both physical and electronic invasions, such as cyberattacks and security breaches. The Company will be required to expend significant capital and other resources to defend against and lessen or correct the adverse effects of these invasions. Any such invasion could result in significant damage to the Company. A person who is able to circumvent the security measures employed by the Company could capture proprietary information; alter or destroy the information of the Company; or cause interruptions of the operations of the Company.

Misappropriation of the intellectual property and proprietary rights of the Company could impair the competitive position of the Company.

The success of the Company will depend to some extent upon is proprietary patented technology. The legal protections available to the Company can afford only limited protection, and these means of protecting the intellectual property of the Company may be inadequate. The Company relies and will continue to rely on patent, trademark, trade secret and copyright laws, confidentiality agreements, employment agreements, work for hire agreements, and technical measures to protect its intellectual property. The Company cannot assure that the steps taken by it will prevent misappropriation of its technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, copyright and trade secret protection may not be available in every jurisdiction in which the Company’s products and services are made available online. The intellectual property of the Company may be subject to even greater risk in foreign jurisdictions, as the laws of many countries do not protect intellectual property to the same extent as the laws of the United States. As part of its confidentiality procedures, the Company generally will enter into agreements with its employees and consultants and limit access to its trade secrets and technology. The Company cannot assure or assume, however, that former employees will not seek to start or enhance other competing products or services to the detriment of the Company, its business, results of operations and financial condition. Nevertheless, management believes that the technical and creative skills of its personnel, continued development of its proprietary systems and technology, as well as brand name recognition and development are more essential in establishing and maintaining a competitive market position.

Despite efforts to protect its proprietary rights, unauthorized persons may attempt to copy aspects of its products or services or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of its proprietary rights is difficult and requires constant attention. The Company may be required to spend significant resources to monitor and police its intellectual property rights. The Company may not be able to detect infringement and may lose its competitive position in the market before it is able to ascertain any such infringement. In addition, competitors may design around the Company’s proprietary technology or develop competing technologies.

Intellectual property litigation has become prevalent in the software field. Such litigation may be necessary in the future to enforce the intellectual property rights of the Company, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement by the Company. Other companies, including competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with the ability of the Company to make, use or sell its products and services. Any such litigation by or against the Company, whether the claims are valid or not, could result in the Company incurring substantial costs and diversion of resources, including the attention of senior management. If the Company is unsuccessful in such legal proceedings, the Company could be subjected to significant damages; be required to license technology that is critical to the operations of the Company, if a license is available at a cost which the Company can pay; or be required to develop replacement technologies at substantial cost to the Company in money and time. Any of these results could materially and adversely affect the business, results of operations and financial condition of the Company.

Many of the regulations involving planned applications of our aircraft are still being established.

The USDOT, FAA (Federal Aviation Administration) and other agencies at the federal, state and local levels are beginning to address some of the numerous certification, regulatory and legal challenges associated with urban air mobility. A comprehensive set of standards and enforcement procedures for these new transport systems will need to be developed. Urban mobility aircraft and their operators must undergo rigorous testing and certification, which may require new or modified airworthiness certification standards. These aircraft will also need to comply with existing regulations or be the subject of new regulations to cover their activities. Current regulations govern operating BVLOS (beyond visual line of sight), passenger transport, operating over people and public streets, privacy, transporting commercial cargo across state lines and instrument-based flight. The integration of UAM into the National Airspace System and air traffic management is a critical factor, requiring a remote identification process for these aircraft. The FAA’s Unmanned Aircraft System Integration Pilot Program (IPP) will provide certification necessary to operate UAVs for certain applications. It is uncertain how new or changed laws and regulations will affect the introduction of our aerial platform into the marketplace. The time and costs involved in obtaining these certifications and regulatory compliance may adversely impact the development process.

There are demanding regulatory requirements involved in producing, testing and certifying an aircraft.

Once the aircraft has gone through the detailed design phase, prototype manufacturing and flight testing, certification by the FAA will be required. The process to obtain such certification is expensive and time consuming and has inherent engineering risks. These include testing for structural strength and fatigue resistance under various conditions, flight tests to assess stability and handling, performance under various extremes controllability, and failure safety. Delays in FAA certification will likely result in the Company incurring increased costs in attempting to correct any issues, and the Company will not be permitted to deliver any aircraft until it has obtained the necessary certification.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors.

Our stock may be subject to certain risks associated with low-priced stocks.

Our common stock is expected to continue to trade on the over-the-counter (OTC) market. The Company is a development-stage company with no present revenues, so the trading price of our common stock may remain below $5.00. So long as our common stock trades below $5.00 per share, the stock will be treated as a “penny stock.” Broker-dealers who sell penny stocks to their established customers must deliver a disclosure schedule explaining the penny stock market and the risks associated with investing in penny stocks prior to any transaction. Additional restrictions apply to broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. The broker-dealer must provide such information to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers may be discouraged from dealing with our common stock if they have to bear these additional burdens, which could severely limit the market liquidity of the common stock and the ability of our stockholders to sell their shares.

Our stock price is likely to be volatile.

The market price for our common stock will be influenced by many factors and will be subject to significant fluctuations in response to variations in our operating results and other factors such as investor perceptions of the prospects for the aircraft industry, especially as it relates to VTOL (Vertical Take-Off and Landing) aircraft, UAS (Unmanned Aircraft Systems), economic conditions, the financial markets, the regulatory environment, and/or changes in management.

There will be a substantial number of common shares eligible for future sale.

Pursuant to the Share Exchange Agreement, which closed on September 30, 2019, we have issued 3,126,832 shares of our Series A Preferred Stock in the Exchange. Each preferred share is convertible into 1,000 common shares. Once converted, all of these common shares will constitute “restricted shares” within the meaning of Rule 144 under the Securities Act of 1933. All of these shares will become eligible for resale under Rule 144 commencing on the six-month anniversary of the closing of the merger. The sale, or availability for sale, for the foregoing shares could adversely affect the market price of our common stock or impair our ability to raise capital through future sales of our common stock.

Employees

As of June 30, 2019, we had 3 employees. Upon the Share Exchange Agreement of September 30, 2019, the Company had 2 employees.

Key Management

As of June 30, 2019, the management consisted of Belynda Storelli Macpherson, Brendan Macpherson, and David Whitcroft. Upon the Share Exchange Agreement of September 30, 2019, Ms. Storelli, Mr. Macpherson and Mr. Whitcroft resigned, Keith Duffy was appointed CEO, and Edward DeFeudis was appointed as Director.

Risks Related to Our Business

History of Losses and Expectation of Future Losses

For the fiscal years ended June 30, 2019 and 2018, we had a net loss of $4,387,956 and $838,381, respectively, and we expect losses in future periods. There can be no assurance that we will ever become profitable.

Our fiscal year 2019 audited financial statements contain a going-concern qualification, raising questions as to our continued existence.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2019 and June 30, 2018, the Company had no cash and $3,033,018 and $4,071,102 in negative working capital, respectively. For the years ended June 30, 2019 and 2018, the Company had a net loss of $4,387,956 and $838,381, respectively. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties. In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

As a result, in their audit report contained in this Annual Report, our independent auditors expressed substantial doubt about our ability to continue as a going concern. As of the date of this Annual Report, we will require additional funds for fiscal year 2019. If we cannot raise these funds, we may be required to cease business operations or alter our business plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Our business plan requires additional capital, which we may be unable to raise on acceptable terms, if at all, in the future, which may in turn limit our ability to execute our business strategy.

As of June 30, 2019, we had a cash balance of $0 and negative working capital of $3,033,018. Our net loss of $4,387,956 in the year ended June 30, 2019 was mostly funded by proceeds raised from third-party financings.

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

The Registrant’s board of directors has authorized the designation of preferred stock without shareholder approval that have voting rights that adversely affect the voting power of holders of the Registrant’s common stock and may have an adverse effect on its stock price.

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

As a condition for the merger agreement between the Company and American Aviation Technologies LLC (“AAT”) entered into as of April 16, 2019 but deemed effective September 30, 2019, Mr. Macpherson agreed to cancel his employment agreement and return his 1,000,000 preferred shares to the treasury of the Company. The agreement was canceled and the shares were returned on September 30, 2019.

Pursuant to the Share Exchange Agreement with American Aviation Technologies, LLC executed on April 16, 2019, the Board of Directors agreed to designate 3,500,000 Series A Preferred Stock, par value $0.00001 with 1,000 voting rights per share, and convertible into 1,000 Common Shares for each share of Series A Preferred. The Series A Preferred shares were designated by the Board of Directors on September 30, 2019.

The Series A Preferred Shareholders have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

The Series A Shares held by the ownership group of American Aviation Technologies, LLC owns significant portion of our outstanding shares of Series A Preferred Shares, and consequently has effective control over our business, including matters requiring the approval of our stockholders, such as election of directors, approval of significant corporate transactions and the timing and distribution of dividends, if any, on our common stock. In addition, these shareholders control our policies and operations, including, among other things, the appointment of management, future issuances of our common stock or other securities, the incurrence of debt by us, and the entering into of extraordinary transactions.

The Series A Shareholders may have interests that do not align with the interests of our other stockholders, including with regard to pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their equity value, even though such transactions might involve risks to our other stockholders. For example, the Series A Shareholders could cause us to make acquisitions that increase our indebtedness. The Series A Shareholders will have effective control over our decisions to enter into such corporate transactions regardless of whether others believe that any transaction is in our best interests. Such control may have the effect of delaying, preventing, or deterring a change of control of our Company, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company, and might ultimately affect the market price of our common stock.

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

Item 2. Properties

The Company’s headquarters is located at Innovation Centre #1, 3998 FAU Blvd., Suite 309 Boca Raton, FL 33431.

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

Period	High Bid	Low Bid

July 1, 2018 through September 30, 2018	$0.0100	$0.0030
October 1, 2018 through December 31, 2018	$0.0060	$0.0020
January 1, 2019 through March 31, 2019	$0.0030	$0.0020
April 1, 2019 through June 30, 2019	$0.0200	$0.0020

Period	High Bid	Low Bid

July 1, 2017 through September 30, 2017	$0.0080	$0.0020
October 1, 2017 through December 31, 2017	$0.0165	$0.0033
January 1, 2018 through March 31, 2018	$0.0086	$0.0035
April 1, 2018 through June 30, 2018	$0.0017	$0.0195

Our Transfer Agent

Olde Monmouth Stock Transfer Company, with offices at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716, is the transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of March 23, 2020, there are approximately 130 holders of record of our common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so in the foreseeable future.

Penny Stock Regulations

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The Registrant’s common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

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

Consequently, until the Company becomes current in its Exchange Act filings, holders of the Registrant’s common stock cannot rely on Rule 144 to sell restricted shares of common stock, and may do so then only if we have then filed all required Exchange Act reports during the preceding 12 months.

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

Recent Issuances

Common stock issued in FY 17

Fiscal Year	Number of Shares Issued	Consideration	Notes
FY 2017	833,333	$25,000	During the fiscal year ended June 30, 2017, the Company issued 833,333 shares of the Company’s common stock for $25,000.
FY 2017	2,000,000	$40,000	During the fiscal year ended June 30, 2017, the Company issued 2,000,000 shares of the Company’s common stock for settlement of an outstanding vendor balance amounting to $40,000.
FY 2017	2,227,700	$111,385	During the fiscal year ended June 30, 2017, the Company issued 2,227,700 shares of the Company’s common stock for settlement of an outstanding debt and accrued interest amounting to $111,385
FY 2017	5,700,000	$142,500	During the fiscal year ended June 30, 2017, the Company issued 5,700,000 shares of the Company’s common stock for consulting service amounting to $142,500.

There was no stock issued in fiscal year ended 2018 or fiscal year ended 2019.

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

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the fiscal years ended June 30, 2019 and 2018. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

During the years ended June 30, 2019 and 2018, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US Dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity. There were no significant fluctuations in the exchange rate for the conversion of Australian Dollars to US Dollars after the balance sheet date.

Executive summary

The fiscal year 2019 represented the winding down of operations for the company’s clothing businesses and a transition to its focus on the aerospace industry.

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

Given the lack of operating capital available to continue to build the Banjo & Matilda brand and e-commerce sales, the company shifted focus to the aerospace industry and signed a Share Exchange Agreement with American Aviation Technologies LLC, on April 16, 2019. The Share Exchange was effective September 30, 2019.

Fiscal Year 2019 Results of Operations Compared with Fiscal Year 2018

	For the Years Ended
	June 30, 2019	June 30, 2018	$	%

Operating expenses:
Payroll and employee related expenses	$135,000	$305,583	(170,583)	-56%
Operating expense	16,393	0	16,393	100%
Corporate and public company expense	38,623	17,250	21,373	124%
Total operating expenses	190,016	322,833	(131,358)	-41%

Loss from operations	(190,016)	(322,833)	132,817	-41%

Other income (expense):
Gain on forgiveness of debt	18,006	0	18,006	100%
Interest expense, related parties	(88,394)	0	(88,394)	100%
Interest expense	(189,117)	(235,337)	46,220	-20%
Total other income (expense)	(259,505)	(235,337)	26,232	11%

Loss from continuing operations	(449,521)	(558,170)	108,649	-19%

Discontinued operations:
Loss from operations of discontinued operations	(54,483)	(280,211)	225,728	-81%
Loss on disposition of discontinued operations	(3,883,952)	0	(3,883,952)	100%
	(3,938,435)	(280,211)	(3,658,224)	1,306%

Net loss	$(4,387,956)	$(838,381)	$(3,549,575)	423%

Expenses

Total operating expenses decreased 41% from $322,833 to $190,016, for the years ended June 30, 2019 compared with the years ended June 30, 2018. The reduction in operating expense was driven by the wind down in operations.

Other income (expense)

Total other income (expense) increased 11% from $235,337 to $259,505, for the year ended June 30, 2019 compared with the year ended June 30, 2018. The Company recorded a gain on the forgiveness of debt during the year ended June 30, 2019 in the amount of $18,006. Additionally, interest expense increased $42,174 due to accrued interest on debt during the year ended June 30, 2019.

Discontinued Operations

Total loss from operations of discontinued operations decreased 81% from $280,211 to $54,483, for the year ended June 30, 2019 compared with the year ended June 30, 2018. The reduction in expense was driven by the wind down in operations. The Company recorded a loss on disposition of discontinued operations in the amount of $3,883,952 for the year ended June 30, 2019.

Net Loss

Net loss was $4,387,956 for the year ended June 30, 2019 compared to $838,381 for the year ended June 30, 2018. The increased net loss was due to the disposition of discontinued operations.

Liquidity and Capital Resources

As of June 30, 2019, we had a cash balance of $0 and negative working capital of $3,026,668. Our net loss of $4,387,956 in the year ended June 30, 2019 was mostly funded by proceeds raised from financings. We will need to raise working capital (or refinance existing short-term debt to long-term debt) to fund operations. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital will likely cause us to cease operations.

During the fiscal year 2019, our operating activities used $28,360 of net cash compared to using $52,336 of net cash flow in our operating activities during fiscal year 2018. This difference primarily resulted from the cessation of operations.

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

Critical Accounting Policies

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2019 and June 30, 2018, the Company had no cash and $3,033,018 and $4,071,102 in negative working capital, respectively. For the years ended June 30, 2019 and 2018, the Company had a net loss of $4,387,956 and $838,381, respectively. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties. In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

Basis of Presentation

The accompanying financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Banjo & Matilda, Inc. (“Banjo” or “the Company”) and its wholly owned subsidiaries Banjo & Matilda Australia Pty Ltd. and Banjo & Matilda USA, Inc., collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation. These financial statements should be read in conjunction with the Company’s latest annual financial statements.

Exchange Gain (Loss)

During the years ended June 30, 2019 and 2018, the transactions of the Company were denominated in US Dollars.

Foreign Currency Translation and Comprehensive Income (Loss)

During the years ended June 30, 2019 and 2018, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss).

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

Selling Expense

Selling expenses consist primarily of shipping and handling costs, relating to the delivery of products to customers, are classified as selling or general and administrative expenses. We had no selling expenses for the years ended June 30, 2019 and 2018, respectively.

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

At June 30, 2019, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended June 30, 2019 and prior years or in computing its tax provision for 2016. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from the period ended June 30, 2017 to the present, generally for three years after they are filed.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2019 and June 30, 2018, the Company had $0 and $0 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The following table sets for the computation of basic and diluted earnings per share for the years ended June 30, 2019 and 2018:

	Years Ended
	June 30,	June 30,
	2019	2018
Basic and diluted
Loss from continuing operations	$(449,521)	$(558,170)
Loss from operations of discontinued operations	(54,483)	(280,211)
Loss on disposition of discontinued operations	(3,883,952)	-
Net loss	$(4,387,956)	$(838,381)

Net loss per share (basic and diluted)
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	(0.06)	$(0.00)
	$(0.07)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	69,584,149	69,584,149

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Banjo & Matilda, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Banjo & Matilda, Inc. (the “Company”) as of June 30, 2019, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2019

Lakewood, CO

March 30, 2020

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

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that Banjo & Matilda, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Chatsworth, CA

September 25, 2019

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2019	2018
ASSETS

CURRENT ASSETS
Prepaids	$-	$18,500
Assets of discontinued operations	-	5,385
TOTAL CURRENT ASSETS	-	23,885

TOTAL ASSETS	$-	$23,885

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payable	$105,692	$118,469
Accrued compensation, related parties	576,290	441,290
Settlement payable	250,000	250,000
Trade financing	56,194	56,194
Accrued interest	531,065	339,059
Accrued interest, related parties	317,218	228,823
Loans payable, net of discount and deferred interest	580,875	580,875
Convertible notes payable	171,814	143,454
Convertible loans from related parties	443,871	443,871
Liabilities of discontinued operations	-	1,492,952
TOTAL CURRENT LIABILITIES	3,033,018	4,094,987

TOTAL LIABILITIES	3,033,018	4,094,987

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value, 100,000,000 shares authorized and 1,000,000 shares issued and outstanding, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 shares authorized and 69,584,149 shares issued and outstanding, respectively	695	695
Additional paid in capital	7,377,335	1,951,295
Other accumulated comprehensive income	100,007	100,007
Accumulated deficit	(10,511,066)	(6,123,109)
TOTAL STOCKHOLDERS’ DEFICIT	(3,033,018)	(4,071,102)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$23,885

The accompanying notes are an integral part of these consolidated financial statements.

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30, 2019	June 30, 2018

Operating expenses:
Payroll and employee related expenses	$135,000	$305,583
Operating expense	16,393	-
Corporate and public company expense	38,623	17,250
Total operating expenses	190,016	322,833

Loss from operations	(190,016)	(322,833)

Other income (expense):
Gain on forgiveness of debt	18,006	-
Interest expense, related parties	(88,394)	-
Interest expense	(189,117)	(235,337)
Total other income (expense)	(259,505)	(235,337)

Loss from continuing operations	(449,521)	(558,170)

Discontinued operations:
Loss from operations of discontinued operations	(54,483)	(280,211)
Loss from disposition of discontinued operations	(3,883,952)	-
	(3,938,435)	(280,211)

Net loss	$(4,387,956)	$(838,381)

Basic diluted earnings per share on net loss
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	(0.06)	(0.00)
	$(0.06)	$(0.01)

Weighted average shares outstanding	69,584,149	69,584,149

The accompanying notes are an integral part of these consolidated financial statements.

BANJO & MATILDA INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance June 30, 2017	1,000,000	$10	69,584,149	$695	$1,951,295	$100,007	$(5,284,729)	$(3,232,722)

Net loss for the year ended June 30, 2018	-	-	-	-	-	-	(838,381)	(838,381)

Balance June 30, 2018	1,000,000	10	69,584,149	695	1,951,295	100,007	(6,123,110)	(4,071,102)

Recapitalization for spin off of subsidiaries	-	-	-	-	5,426,040	-	-	5,426,040

Net loss for the year ended June 30, 2019	-	-	-	-	-	-	(4,387,956)	(4,387,956)

Balance June 30, 2019	1,000,000	$10	69,584,149	$695	$7,377,335	$100,007	$(10,511,066)	$(3,033,018)

The accompanying notes are an integral part of these consolidated financial statements.

BANJO & MATILDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30, 2019	June 30, 2018

Cash Flows from Operating Activities
Net Loss	$(4,387,956)	$(838,381)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on settlement of debts	-	(196,796)
Settlement losses	-	250,000
Debt discount amortization	-	50,135
Amortization of deferred finance fees	-	15,702
Loss on disposition of discontinued operations	3,883,952	-
Changes in operating assets & liabilities
Prepaid expenses	18,500	(18,500)
Assets of discontinued operations	1,080	20,051
Trade payables and other liabilities	122,222	131,430
Accrued interest, related parties	192,006	166,354
Accrued interest	88,395	73,316
Liabilities of discontinued operations	53,441	294,353
Net cash used in operating activities	(28,360)	(52,336)

Cash Flows from Financing Activities
Net proceeds on related party loans	-	2,145
Net trade financing	28,360	45,700
Net cash provided by financing activities	28,360	47,845

Decrease in Cash	-	(4,491)

Cash at beginning of period	-	4,491

Cash at end of period	$-	$-

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

 BANJO & MATILDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

All currencies represented in the notes to the consolidated financial statements are in United States Dollars (USD) unless specified as AUD (Australian Dollars).

Banjo & Matilda, Inc. was incorporated in Nevada on December 18, 2009 under the name Eastern World Group, Inc. and changed its name to Banjo & Matilda, Inc. on September 24, 2013 and is now located in Boca Raton, FL.

On November 14, 2013, we entered into a share exchange agreement (the “Exchange Agreement”) with Banjo & Matilda Pty Ltd, (“Banjo & Matilda”) and the shareholders of Banjo & Matilda (“B&M Shareholders”). Pursuant to the Exchange Agreement, 100% of the issued and outstanding capital stock of Banjo & Matilda was acquired, making it a wholly-owned subsidiary. There was no prior relationship between the Company and its affiliates and Banjo & Matilda and its affiliates.

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

On July 1st 2015, the operations of Banjo & Matilda Pty Ltd were transferred to Banjo & Matilda (Australia) Pty Ltd., a wholly owned subsidiary of Banjo & Matilda Inc.

Following the worldwide demise of the retail clothing business model, in June of 2017, Banjo & Matilda, Inc. began to seek out additional businesses to acquire as subsidiaries to expand and refocus its operations to generate more revenue and profit.

On September 20, 2017, Banjo & Matilda, Inc. entered into a Memorandum of Understanding for the acquisition of Spectrum King, LLC as a wholly-owned subsidiary, a pioneer of full spectrum LED grow lights, specialized in designing, manufacturing and selling high-end LED grow lights for indoor/greenhouse applications with both the Agriculture and Horticulture industries.

On March 19, 2018, Banjo & Matilda, Inc. entered into a Share Exchange Agreement with Spectrum King, LLC, however this transaction failed to close.

On April 16, 2019, Banjo & Matilda, Inc. entered into a Share Exchange Agreement with American Aviation Technologies, LLC (“AAT”), an aircraft design and development company focused on the emerging segment of the aviation industry of autonomous and semi-autonomous vertical take-off and landing (VTOL) unmanned aerial vehicles (UAVs).

As part of this new direction, on June 28, 2019, Banjo & Matilda, Inc. executed a Bill of Sale, Assignment and Assumption Agreement with WNPAU Pty Ltd. for the disposition of the two wholly-owned subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD, which included the related assets and liabilities. As part of the agreement, WNPAU Pty Ltd. assumed $4,305 in combined assets of the subsidiaries in exchange for assuming $1,546,393 in liabilities of the subsidiaries. See Note 4.

On September 30, 2019, the Company completed the Share Exchange with American Aviation Technologies, LLC (“AAT”), an aircraft design and development company with a patented revolutionary aircraft design call “Halo.”

Under accounting principles generally accepted in the United States of America, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Banjo & Matilda Pty Ltd. for the net monetary assets of the Banjo & Matilda, Inc. accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under share reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Banjo & Matilda, Inc. are those of the legal acquiree, Banjo & Matilda Pty Ltd., which is considered to be the accounting acquirer. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2019 and June 30, 2018, the Company had no cash and $3,033,018 and $4,071,102 in negative working capital, respectively. For the years ended June 30, 2019 and 2018, the Company had a net loss of $4,387,956 and $838,381, respectively. To date, these losses and deficiencies have been financed principally through the loans from related parties and from third parties. In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Banjo & Matilda, Inc. (“Banjo” or “the Company”) and its wholly owned subsidiaries Banjo & Matilda Australia Pty Ltd. and Banjo & Matilda USA, Inc., collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation. These financial statements should be read in conjunction with the company’s latest annual financial statements.

Exchange Gain (Loss)

During the years ended June 30, 2019 and 2018, the transactions of the Company were denominated in US Dollars.

Foreign Currency Translation and Comprehensive Income (Loss)

During the years ended June 30, 2019 and 2018, the transactions of the Company were denominated in US Dollars. All the transactions which were denominated in other currencies were converted to US dollars on the date of settlement and the exchange gains and losses were recorded in the statement of operations. No change was recorded in the comprehensive income (loss).

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

Selling Expense

Selling expenses consist primarily of shipping and handling costs, relating to the delivery of products to customers, are classified as selling or general and administrative expenses. We had no selling expenses for the years ended June 30, 2019 and 2018, respectively.

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

At June 30, 2019, the Company had not taken any significant uncertain tax positions on its tax returns for periods ended June 30, 2019 and prior years or in computing its tax provision for 2016. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from the period ended June 30, 2017 to the present, generally for three years after they are filed.

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

Cash and Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. At June 30, 2019 and June 30, 2018, the Company had $0 and $0 in cash in Australia and in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The following table sets for the computation of basic and diluted earnings per share for the years ended June 30, 2019 and 2018:

	Years Ended
	June 30,	June 30,
	2019	2018
Basic and diluted
Loss from continuing operations	$(449,521)	$(558,170)
Loss from operations of discontinued operations	(54,483)	(280,211)
Loss on disposition of discontinued operations	(3,883,952)	-
Net loss	$(4,387,956)	$(838,381)

Net loss per share (basic and diluted)
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	(0.06)	$(0.00)
	$(0.07)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	69,584,149	69,584,149

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

NOTE 3 – EXCHANGE AGREEMENT

On April 16, 2019, Banjo & Matilda, Inc. and American Aviation Technologies LLC (“AAT”) entered into an Exchange Agreement dated as of April 16, 2019 pursuant to which Banjo shall acquire 100% of the issued and outstanding membership units of AAT in exchange for the issuance of Banjo shares of its Series A Preferred Stock constituting 84.4% of the total voting power of Banjo capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, AAT will become a wholly owned subsidiary of the Company.

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

Upon the effective closing date of September 30, 2019, certain notes, loans, accrued interest, and related party loans will be converted to series A preferred shares. Additional preferred shares will also be exchanged for accrued expenses. Certain loans and accrued expenses were written up or down during the year ended June 30, 2018 to the value exchanged according to settlement agreements with certain investors and debtors of the Company. An additional $39,179 of trade payables was converted and accrued during the year ended June 30, 2018. $620,225 of trade payables will be converted to 25,095 series A preferred shares ($24,72 per share), $569,991 of accrued interest will be converted to 29,314 series A preferred shares ($19.44 per share), $691,828 of loans payable will be converted to 59,869 series A preferred shares ($11.75 per share), $123,141 of loans from related parties will be converted to 11,917 series A preferred shares ($10.33 per share), $320,730 of convertible loans from related parties will be converted to 18,682 series A preferred shares ( $17.16 per share) and $70,883 of other convertible debt will be converted to 14,296 series A preferred shares ($4.95 per share).

NOTE 4 – DISCONTINUED OPERATIONS

On June 28, 2019, the Company entered into a Bill of Sale, Assignment and Assumption Agreement with WNPAU Pty Ltd. (“WNPAU”), owned by the Company’s former CEO Brendan MacPherson, pursuant to which the Company agreed to sell and assign to WNPAU all the assets of the Company’s two subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD in exchange for the assumption of the liabilities of the Company’s two subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD.

The operating results for Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD have been presented in the accompanying consolidated statement of operations for the years ended June 30, 2019 and 2018 as discontinued operations and are summarized below:

	Years Ended June 30,
	2019	2018
Revenue	$—	$79,665
Cost of revenue	—	22,199
Gross Profit	—	57,466
Operating expenses	3,497	296,899
Loss from operations	(3,497)	(239,433)
Other income (expenses)	(50,986)	(40,778)
	$(54,483)	$(280,211)

The assets and liabilities of the discontinued operations at June 30, 2019 and June 30, 2018 are summarized below:

	June 30,	June 30,
	2019	2018

Property and equipment, net	$-	$5,385
Total assets	$-	$5,385

Cash overdraft	$-	$6,565
Trade and other payables	-	1,035,072
Deposit payable	-	4,622
Trade financing	-	305,874
Accrued interest	-	140,819
Total liabilities	$-	$1,492,952

PROPERTY AND EQUIPMENT

As of June 30, 2019 and June 30, 2018, Property, Plant and Equipment consisted of the following:

	June 30,	June 30,
	2019	2018
Property, plant and equipment	$-	$30,081
Accumulated depreciation	-	(24,696)
	$-	$5,385

Depreciation was $1,080 and $2,144 for the years ended June 30, 2019 and 2018, respectively.

TRADE AND OTHER PAYABLES

As of June 30, 2019 and June 30, 2018, trade and other payable are comprised of the following:

	June 30,	June 30,
	2019	2018
Trade payable	$-	$446,427
Payroll payable	-	241,994
Payroll taxes	-	219,195
Employee benefits	-	92,837
Other liabilities	-	34,619
	$-	$1,035,072

TRADE FINANCING

As of June 30, 2019 and June 30, 2018, trade financing is comprised of the following:

	June 30,	June 30,
	2019	2018
Trade Financing - January 7, 2013	$-	$49,454
Trade Financing - August 14, 2014	-	128,468
Trade Financing - November 2, 2016	-	17,981
Trade Financing - November 3, 2016	-	2,601
Trade Financing - November 29, 2016	-	107,370
	$-	$305,874

Trade Financing – January 7, 2013

On January 7, 2013, the Company entered into a trade financing agreement with a financial institution in Australia with a maximum limit of AUD $200,000 at an interest rate of 20.95% per annum. Upon default of the loan, the Company reached a settlement with its obligation with the entity in the amount of AUD $165,523. Per the settlement, the amount was to be paid through application of its Export Market Development Grant and up to 25% of the Company’s store sales in Australia. As of June 30, 2019, and June 30, 2018, the outstanding balance of this financing was USD $49,454. However, the balance of this financing was included in the June 28, 2019 spin-off and therefore is not an obligation of the Company as of June 30, 2019.

Trade Financing – August 14, 2014

On August 14, 2014, the Company entered into a trade finance agreement with an entity in the United States with a total maximum facility of $1,500,000 based on $1,000,000 towards sales invoiced and $500,000 towards purchase order financing. Original term was for 12 months with automatic renewal for each consecutive period thereafter with interest at base rate floor of 3.25% plus 4.5%. In the event of default, an additional 7% interest is added. As of June 30, 2019, and June 30, 2018, the Company had an outstanding balance of $128,468. The Company renewed the loan term indefinitely until full settlement occurs. As of June 30, 2019, and June 30, 2018, the Company had an accrued interest balance of $78,125 and $58,493, respectively. For the years ended June 30, 2019 and 2018, the Company recorded interest expense in the amount of $19,532 and $19,531, respectively. However, the balance of this financing and related accrued interest was included in the June 28, 2019 spin-off and therefore is not an obligation of the Company as of June 30, 2019.

Trade Financing – November 2, 2016

On November 2, 2016, the Company entered into a merchant agreement with a capital funding group for a purchase price of $35,000 and purchased amount of $47,250. The Company amortized the excess of purchase amount over the purchase price, over the term of the financing of 21 months. Pursuant to the agreement, the Company cannot obtain future financing by selling receivables without consent from the lender. The Merchant holds a security interest in all accounts and proceeds. As of June 30, 2019, and June 30, 2018, the balance owed to the lender amounted to $17,981 and accrued interest of $18,663 and $11,667, respectively. The term has been extended indefinitely until full settlement occurs without penalty. For the years ended June 30, 2019 and 2018, the Company recorded interest expense in the amount of $6,996 and $7,000, respectively. However, the balance of this financing and related accrued interest was included in the June 28, 2019 spin-off and therefore is not an obligation of the Company as of June 30, 2019.

Trade Financing – November 3, 2016

On November 3, 2016, the Company entered into a payment rights purchase and sale agreement for $72,500 which was due in April 2017. The financing had a purchase price of $50,000 with the purchased amount of $72,500. The Company amortized the excess of the purchased amount over purchase price, over the term of the financing of Nine Months. The Company was required to make daily payments of $575.40 to the lender. As of June 30, 2019, and June 30, 2018, the loan balance owed to the lender of $2,601 is in default. The loan has been charged an interest rate of 16% per annum while in default. During the years ended June 30, 2019 and 2018, the Company recorded interest expense in the amount of $412 and $624, respectively. As of June 30, 2019 and June 30, 2018, the balance of accrued interest was $6,022 and $5,610, respectively. However, the balance of this financing and related accrued interest was included in the June 28, 2019 spin-off and therefore is not an obligation of the Company as of June 30, 2019.

Trade Financing – November 29, 2016

On November 29, 2016, the Company entered into a consignment agreement. It is a platform for funding advance inventory production. This facility allowed the Company to fund manufacturing with a consignment facility which pegs repayment to the sales of inventory. During the year ended June 30, 2017, the Company initially raised $21,928 for a purchase price of $26,313. This amount was paid off as of March 31, 2017. The difference of $4,385 was amortized over the period of financing. The Company again raised $114,888 for a purchase price of $133,342 in December 2016 due by December 2017. The difference of $18,454 was amortized over the period of financing. As of June 30, 2019, and June 30, 2018, balance outstanding was $107,370, with $40,750 and $28,007 in accrued interest, respectively. As of June 30, 2019, the loan was in default and charged an interest rate of 12% per annum. During the years ended June 30, 2019 and 2018, the Company recorded interest expense in the amount of $12,743 and $12,884, respectively. However, the balance of this financing and related accrued interest was included in the June 28, 2019 spin-off and therefore is not an obligation of the Company as of June 30, 2019.

Calculation of Loss on Disposition of Discontinued Operations

June 28,
Assets given up by Banjo & Matilda Inc.	2019
Assets of discontinued operations (Banjo & Matilda USA, Inc.)	$4,160
Assets of discontinued operations (Banjo & Matilda Australia Pty LTD)	145
Investment in Banjo & Matilda Australia Pty LTD	4,626,385
Loans from Banjo & Matilda Inc. to Banjo & Matilda Australia Pty LTD	799,656
Total assets given up	$5,430,346

Liabilities assumed by WNPAU Pty Ltd.
Liabilities of discontinued operations (Banjo & Matilda USA, Inc.)	$1,449,490
Assets of discontinued operations (Banjo & Matilda Australia Pty LTD)	96,903
Total liabilities assumed	$1,546,393
Loss on disposition of discontinued operations*	$3,883,952

* Loss on disposition of discontinued operations is calculated as the difference between total assets given up and total liabilities assumed.

NOTE 5 – ACCRUED COMPENSATION, RELATED PARTIES

As of June 30, 2019 and June 30, 2018, trade and other payable are comprised of the following:

	June 30,	June 30,
	2019	2018
Officer compensation	$356,198	$221,196
Payroll payable	220,094	220,094
	$576,290	$441,290

NOTE 6 – TRADE FINANCING

January 4, 2017

The Company entered into a Note Purchase Agreement for $65,000 dated January 4, 2017 with a third party. The amount was due on July 4, 2017 and carries interest at the rate of 18%. As of June 30, 2019, and June 30, 2018, the outstanding loan balance was $56,194 and accrued interest was $26,480 and $14,253, respectively. As of July 18, 2018, the loan maturity date has been extended until full settlement occurs without penalty. Effective with the AAT merger closing described in Note 3, the note holder has agreed to convert all outstanding principal and interest into 3,418,889 shares of common stock effected for the post-reverse split. As of June 30, 2018 the principal and interest related to this note was written down by $126 and $349, respectively, to accurately reflect the value of the conversion.

NOTE 7 – LOANS PAYABLE

As of June 30, 2019 and June 30, 2018, loans payable is comprised of the following:

	June 30,	June 30,
	2019	2018
Loan Payable - December 2013	$81,993	$81,993
Loan Payable - June 2015	498,882	498,882
	$580,875	$580,875

Loan Payable - December 2013

In December 2013, the company entered into a short-term loan arrangement in the amount of $100,000 with an individual. Terms of the note require interest payment of $5,000 on the repayment date, 30 days after the note date. If not repaid at that time, interest will accrue at the rate of $166 per day until the note is repaid. The loan has been in default since January 2014 and accruing interest of $166 per day. The outstanding principal balance as of June 30, 2019 and June 30, 2018 was $81,994. As of June 30, 2019 and June 30, 2018, the accrued interest balance was $233,865 and $173,939, respectively. During the years ended June 30, 2019 and 2018, the Company recorded interest expense in the amount of $59,926 and $45,484, respectively. Effective with the AAT merger closing described in Note 3, the note holder has agreed to convert all outstanding principal and interest into 200,358 shares of effected for the post-reverse split. As of June 30, 2018, the principal and interest related to this note was written down by $20,152 and $42,749, respectively, to accurately reflect the value of the conversion.

Loan Payable – June 2015

In June 2015, the Company entered into a secured promissory note in the amount of $500,000 with a Delaware statutory trust. The note bears interest at the rate of 18% per annum and was due on or before July 1, 2017. The note has various covenants attached including one in which all credit card receipts are to be swept into an account which will fund payments on the note that are not in excess of the minimum quarterly payments required. As a condition of the note, an affiliate of the lender was granted a warrant to purchase 6,000,000 shares of the common stock of the Company at a price of $.08 in whole or in part. The outstanding balance as of June 30, 2019 and June 30, 2018 was $498,882. As of June 30, 2019 and June 30, 2018, the accrued interest balance was $250,222 and $141,671, respectively. During the years ended June 30, 2019 and 2018, the Company recorded interest expense in the amount of $108,551 and $82,575, respectively. Effective with the AAT merger closing described in Note 3, the note holder has agreed to convert all outstanding principal and interest into 31,086,911 shares of common stock effected for the post-reverse split. As of June 30, 2018, the principal was written down by $1,118 to accurately reflect the value of the conversion.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2019 and June 30, 2018, convertible notes payable is comprised of the following:

	June 30,	June 30,
	2019	2018
Convertible Notes Payable - August 2014 to February 2019	$87,689	$58,570
Convertible Notes Payable - August 2016 to June 2018	84,125	84,884
	$171,814	$143,454

Convertible Notes Payable - August 2014 to October 2018

From August 2014 to October 2018, the Company entered into the following convertible loan agreements with a lender:

Issuance Date	Face Value	Interest Rate	Term	Conversion Terms
August 9, 2014	$19,000	6%	Nine Months	20% Discount to Market
December 12, 2014	7,500	6%	Nine Months	30% Discount to Market
June 22, 2018	31,700	6%	Nine Months	Fixed Price of .01 Per Share
September 20, 2018	8,006	6%	Nine Months	Fixed Price of .01 Per Share
October 23, 2018	7,972	6%	Nine Months	Fixed Price of .01 Per Share
February 19, 2019	4,511	6%	Nine Months	Fixed Price of .01 Per Share
May 1, 2019	9,000	6%	Nine Months	Fixed Price of .01 Per Share
	$87,689

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

The outstanding balance as of June 30, 2019 and June 30, 2018 was $87,689 and $58,570, respectively. The accrued interest balance was $9,962 and $5,413 as of June 30, 2019 and June 30, 2018, respectively. During the years ended June 30, 2019 and 2018, the Company recorded interest expense in the amount of $4,549 and $5,144, respectively. As of June 30, 2018 the principal and interest related to this loan was written down by $9,630 and $1,940, respectively, to accurately reflect the value of the conversion.

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

There were no penalty or interest rate increase due to the default of the loans. The outstanding balance as of June 30, 2019 and June 30, 2018 was $84,125 and $84,884, respectively. The accrued interest was $10,884 and $5,892 as of June 30, 2019 and June 30, 2018, respectively. During the years ended June 30, 2019 and 2018, the Company recorded interest expense in the amount of $4,992 and $2,902, respectively. As of June 30, 2018 the principal and interest related to this loan was increased by $10,758 and $894, respectively, to accurately reflect the value of the conversion.

NOTE 9 – CONVERTIBLE NOTES PAYABLE FROM RELATED PARTIES

The Company had several outstanding convertible note agreements with a shareholder aggregating to AUD $370,000. The notes had interest rates varying from 6% to 15% per annum. In March 2015, the outstanding balance and accrued interest was refinanced by a $526,272 AUD convertible note. The Convertible Note bears interest at the rate of 18% per annum and is due on or before April 30, 2017. The interest portion of the note shall be paid weekly starting in April 2015. Principal payments of $9,929 AUD weekly were to commence in April 2016. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder into common stock of the Company at a conversion price of five cents ($0.05) per share, subject to various standard provisions. The outstanding balance as of June 30, 2019 and June 30, 2018 was USD $320,730. The interest rate increased from 18% per annum to 22% per annum due to the loan default as of April 30, 2017. The Company determined the fair value of the convertible note of $80,909 using the intrinsic value method. The Company recorded an amortization of the debt discount of $0 and $15,432, during the fiscal years ended June 30, 2018 and 2017, respectively. The debt discount is fully amortized as of June 30, 2019 and June 30, 2018. During the years ended June 30, 2019 and 2018, the Company recorded interest expense in the amount of $69,787 and $63,967, respectively. Accrued interest as of June 30, 2019 and June 30, 2018 was $242,613 and $172,826, respectively. This note and any associated discount and accrued interest will be converted to preferred stock, see Note 3 for additional detail on the equity conversion. As of June 30, 2018 the principal and interest related to this loan was written down by $66,599 and $35,887, respectively, to accurately reflect the value of the conversion.

The Company has loans payable in the amount of $123,141 to shareholders and officers of the Company as of June 30, 2019 and June 30, 2018. The note bears interest at the rate of 15% per annum and was due on or before June 30, 2014. The outstanding balance, including accrued interest, may be converted into common shares of Banjo & Matilda, Inc. at a discount of 10% to last 30 days average share priced rate. The Company has granted the Lenders a security interest in the intellectual property of the Borrower. The remaining loan balance has been in default. There was no penalty or interest rates increase due to the default.

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

The accrued interest was $74,605 and $55,998 as of June 30, 2019 and June 30, 2018, respectively. During the years ended June 30, 2019 and 2018, the Company recorded interest expense in the amount of $18,607 and $20,332, respectively. As of June 30, 2018, the principal and interest related to this loan was written down by $47,485 and $21,594, respectively, to accurately reflect the value of the conversion.

NOTE 10 – SETTLEMENT PAYABLE

On February 28, 2018, the company entered into 5 separate settlement agreements with current shareholders. These settlement agreements were made to exchange post reverse split shares of common stock to mitigate potential litigation. The settlement agreements require the company to issue common stock for $250,000.

NOTE 11 – COMMITMENTS

On August 14, 2019, the Company signed a 63-month lease for 2,911 square feet, with a base rent of $18/sq. ft. and 3% annual base rent increases at the Research Park at Florida Atlantic University (FAU) in Boca Raton, Florida. The 70-acre Research Park is adjacent to the Boca Raton Airport and part is of the National Science Foundation’s Industry/University Cooperative Research Center Program called the Center for Advanced Knowledge Enablement (CAKE).

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 100,000,000 shares authorized as preferred stock with a par value of $.00001. Pursuant to an Employment Agreement (the “Agreement”) with the Chief Executive Officer on November 15, 2013, the Company issued 1,000,000 undesignated shares of Preferred Stock each having a par value of $0.00001. The preferred shares shall be entitled to 100 votes to every one share of common stock. The Preferred Shares shall only valid during the term of this Agreement. At the end of the Agreement, November 15, 2016, the shares shall be cancelled and returned to Treasury and the Executive shall have no preferential voting rights. If this Agreement is renewed, the preferred shares remain with the Executives. Effective with the completion of the Share Exchange on September 30, 2019, the 1,000,000 shares of preferred stock were returned to the Company.

Common Stock

There have been no changes to the common stock for the years ended June 30, 2019. The Company currently has 100,000,000 common shares authorized with a par value of $0.00001 per share. The number of shares outstanding at June 30, 2019 and June 30, 2018 was 68,584,149. The balance of Common Stock at June 30, 2019 and June 30, 2018 was $695.

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

Merger Agreement

On September 30, 2019 the Share Exchange Agreement between AAT and the Company, whereby the Company agreed to acquire all of the membership units of AAT with AAT becoming a wholly owned subsidiary of the Company was considered effective. Effective with the completion of the Share Exchange on September 30, 2019, the 1,000,000 shares of preferred stock held by Ben Macpherson were returned to the Company. Additionally, his employment agreement was canceled, and he agreed to forgive the $135,000 in payroll accrued during the year ended June 30, 2019.

Note Conversions

On September 30, 2019 a noteholder converted $84,125 in principal and $13,740 into 29,360 Series A Preferred Stock in accordance with a settlement agreement reached on March 19, 2018.

On September 30, 2019 a noteholder converted $127,690 in principal and $12,734 into 42,128 Series A Preferred Stock in accordance with a settlement agreement reached on March 19, 2018.

Certificate of Designation

In an amended Certificate of Designation dated September 30, 2019, the Company authorized 3,500,000 shares as Series A Preferred Stock. The preferred stock has the following rights:

•	Voting: Holders will have a right to elect a majority of board members until September 30, 2021 and September 30, 2022. They will vote together with common holders as a single class with each share entitled to 1,000 votes until September 30, 2022. No voting rights after September 30, 2022.

•	Dividends: The Series A Convertible Preferred Stock are treated pari passu with the Common Stock except that the dividend on each share of Series A Convertible Preferred Stock is equal to the amount of the dividend declared and paid on each share of Common Stock multiplied by the conversion rate.

•	Liquidation Preference: None.

•	Conversion: Each share is convertible, at the option of the holder at any time into shares of Common Stock into 1,000 common shares.

•	Redemption: The shares of Series A Preferred Stock are redeemable at the option of the Corporation at any time after September 30, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Dismissal of Independent Registered Public Accounting Firm

On October 15, 2019, our board of directors dismissed Farber Hass Hurley LLP (“FHH”), as the Company’s independent registered public accounting firm.

FHH’s report on the financial statements for the fiscal years ended June 30, 2018 and 2017, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended June 30, 2018 and 2017, there were no disagreements with FHH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of FHH, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal years ended June 30, 2018 and 2017, and the date of dismissal of FHH there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

(b) New Independent Registered Public Accounting Firm

On October 15, 2019, our board of directors approved the engagement of Salberg & Company, P.A. (“SC”), as the Company’s new independent registered public accounting firm.

(c) New Independent Registered Public Accounting Firm

Effective December 4, 2019, the Company engaged BF Borgers CPA P.C. (“BF”), as the Company’s new independent registered public accounting firm. The engagement was approved by the Company’s board of directors.

During the fiscal years ended June 30, 2019 and 2018, and during the period subsequent to June 30,2019 to the date of BF’s engagement, the Company has not consulted BF regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(o)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

BF replaces Farber Hass Hurley LLP as the Company’s independent registered public accounting firm as disclosed in the Company’s Current Report on Form 8-K filed on October 21, 2019 (the “Prior 8-K”). In the Prior 8-K, the Company incorrectly stated that Salberg & Company, P.A., was engaged as the Company’s new independent registered public accounting firm.

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

At June 30, 2018, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Brendan Macpherson our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2019, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

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

Our management has conducted an evaluation, under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of June 30, 2019. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Keith Duffy concluded that our internal controls over financial reporting are not effective due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our material weaknesses relate to the following:

•

Lack of a full-time Chief Financial Officer. We do not have a dedicated full-time Chief Financial Officer in charge of our financial reporting. Financial reporting is performed by our Chief Executive Officer and Chief Financial Officer, Keith Duffy. Mr. Duffy does not possess accounting expertise.

•	Lack of formal review process. We do not possess a formal, multi-level process with respect to our financial reporting.

•	Ineffective oversight. We do not have an audit committee comprised of independent directors to oversee our financial reporting and internal control over financial reporting.

These weaknesses are due to the Company’s historical lack of working capital to hire a full-time, dedicated Chief Financial Officer. The Company plans to hire a full-time Chief Financial Officer. Further, the Company intends to appoint additional Directors and form an audit committee comprised of independent directors.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Banjo & Matilda

The following sets forth information about our directors and executive officers:

Name	Age	Position
Keith Duffy	59	Chairman of the Board and Chief Executive Officer

Edward C. DeFeudis	47	Director

Keith Duffy, Chairman of the Board and CEO

Mr. Duffy has over thirty years of experience in investment banking, management, finance, strategic planning and operations, and has been a principal in a number of start-up companies. He arranged the merger of American Aviation Technologies with a public company and established the relationship with Florida Atlantic University (FAU), preparing the white paper that was presented to the Research Park at FAU Authority. He was formerly the founder and CEO of a public company and the founder and CEO of two bank holding companies, a software development company and a biotech company now trading on NASDAQ. Mr. Duffy trained to be a private pilot when he was 16 years old and worked at an FBO at the Palm Beach International Airport after college to further his knowledge of the aviation industry. He has held a variety of management, accounting and finance positions over the years. He has been a licensed securities broker and currently holds a real estate license and a NMLS mortgage broker’s license in Florida. He has also served on the Florida Bar Grievance Committee. Mr. Duffy attended Wake Forest University and Rollins College, where he earned a B.A. Degree in Business Administration and Mathematics in 1982.

Edward C. DeFeudis, Director

Mr. DeFeudis is a venture investor and serial entrepreneur spanning multiple industries. His investments focus on late seed, bridge and Series A rounds. He has a knack for understanding complex disruptive technology and enjoys finding rare opportunities that create first mover advantage. Mr. DeFeudis is a financial professional who has served on the executive management team and board of directors of several early-stage companies. He has structured and secured multiple financings while serving as point person to investors, funds, and investments banks, which has lead to hundreds of millions of dollars in capital formation. He is extremely detail oriented, and understands complex legal positioning.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Director Independence; Standing Committees

The Company believes that Mr. Duffy and DeFeudis, do not qualify as “independent directors” under the Nasdaq Stock Market’s listing standards, when they join the Board of Directors upon reconstitution of the Board as described in this Information Statement.

The Company’s common stock is traded on OTCPink under the symbol “BANJ,” and is delinquent in its SEC filings. The OTCPink trading platform does not maintain any standards regarding the “independence” of the directors for our Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

The Company’s Board presently has no functioning standing committees. After the Exchange, the Company expects to adopt new charters for the various committees.

Directors and Executive Officers of American Aviation Technologies (Subsidiary)

Scott Duffy, Executive Director, Corporate Operations

Scott Duffy has over thirty years of experience in management, operations, strategic planning, information technology, statistical analysis, marketing and promotion, and sales development. He has collaborated with his brother Keith over many years to develop plans and research for a wide range of start-up companies, including American Aviation Technologies and the Halo project. As Senior Vice President, Operations and Administration at Globe Marketing Services, he was responsible for planning and coordinating the activities of internal management and the support staff to meet corporate objectives. As Newsstand Circulation Director at American Media, one of the largest publishers in North America, he was responsible for the $545 million retail sales division, overseeing both international and domestic distribution. Over his career he has been instrumental in increasing profitability though optimizing core competencies. Mr. Duffy was a co-founder and principal in a number of real estate development projects beginning in 2006. Mr. Duffy trained to be a private pilot when he was 16 years old and has always been interested in aviation. He attended Wake Forest University and Rollins College, where he earned a B.A. in Business Administration and Mathematics in 1982.

Brian Carey, CFO

Brian Carey is an entrepreneur and business development specialist who built and ran a successful accounting, tax and business management firm for over 30 years. He started a financial management/insurance and investment firm in 1984, then expanded it to add accounting, tax preparation and business planning and management services in 1986 called Carey Associates Accounting and Tax Services. More recently, Mr. Carey was the owner and manager of BCGR Tax and Financial Services. This company also provides business start-up and development services to a limited number of client/partner companies. He holds a Bachelor of Accounting Degree from Penn State University.

Pablo Lavigna, CTO

Pablo Lavigna has over fifteen years of experience in the Information Technology and Software Engineering field. He developed extensive experience as Director of Information Technology operations at a private firm. Mr. Lavigna has developed and implemented network security procedures and developed software for multiple industries. He holds several Microsoft and CompTIA certifications including Microsoft Certified System Engineer (MCSE), Microsoft Certified System Administrator (MCSA), and Microsoft Certified Professional (MCP), and CompTIA Security+. Mr. Lavigna attended Florida International University where he earned his degree in Information Technology and Business with Magna Cum Laude Honors.

Board of Advisors of American Aviation Technologies (Subsidiary)

Christopher Sawchuk, Chairman of the Board of Advisors

Mr. Sawchuk is a Principal, Global Practice Leader and leadership team member with The Hackett Group, an intellectual property-based strategic consultancy to global companies. He has over 20 years of experience successfully advising hundreds of Fortune 500 as well as midsized companies across all industries globally providing operational and transformational guidance in strategy and organizational change as well as process design and digital technology enablement. Mr. Sawchuk is globally recognized (and won several awards) in his specialty of supply management including strategic sourcing and risk management. He is a current and past member of the advisory boards of several developing companies. Mr. Sawchuk’s background includes engineering, operations and sales roles with both United Technologies and IBM. He holds a Bachelor’s Degree in Electrical Engineering from Union College and a Master’s Degree in Business Administration from Binghamton University (State University of New York).

Fred Rustmann, Jr., Advisor

Fred Rustmann is the founder and chairman of CTC International Group. He retired from the CIA Clandestine Service as a member of the Senior Intelligence Service after a career spanning more than 24 years with assignment posts to eight countries in Asia, Europe and Africa. Mr. Rustmann was heavily involved in the collection of foreign intelligence from human and technical sources.

Barbara Higgins, Ph.D., Advisor

Barbara Higgins is a seasoned investor with experience in multiple industries. Her investment portfolios include residential, recreational and agricultural land projects throughout the United States. She has also served as project manager for numerous residential home restorations and renovations in several states. Ms. Higgins serves as the financial manager for multiple accounts, estates and trusts and was employed in a civilian capacity for Naval Intelligence and Las Fuerzas Aereas Interamericanas in Panama.

Lisa Ruth, Advisor

Lisa Ruth is the President and CEO of CTC International Group. She served as an officer with the CIA for 15 years, as both an analyst and a Special Projects Officer. Her specialties include Latin America, counterterrorism, counterinsurgency, tracing and identifying money laundering and arms transfers. She also completed tours in the CIA and White House Operations Centers, providing 24-hour intelligence support to high-level U.S. policy makers.

Cameron Cox, Advisor

Mr. Cox has over 20 years of business experience in real estate, finance, business development, venture capital, mergers and acquisitions. He has been a principle in many startup companies including some in the public arena. Mr. Cox served in the U.S. Army as a 15T Blackhawk helicopter Crew Chief and became a Distinguished Honor Graduate of the U.S. Army. He was formerly the President and CEO of several technology and real estate companies. He holds an active real estate license in the State of Florida and is a graduate of Michigan State University with a BA in the Art and Science of Communication. Further, Mr. Cox attended Westminster Theological Seminary for a MDIV (Master of Divinity) and the University of South Florida for his MBA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to our fiscal year ended June 30, 2019.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth information concerning the compensation paid by the Company for the fiscal years ended June 30, 2019 and June 30, 2018 to those persons who were, at June 30, 2019, (i) the chief executive officer, (ii) the chief financial officer, (iii) all executive officers and (ii) the other most highly compensated executive officers of Banjo & Matilda, whose total compensation was in excess of $100,000 (the “named executive officers”):

Summary Compensation Table

The following summary compensation table sets forth information concerning the compensation paid by the Company for the fiscal years ended June 30, 2019 and June 30, 2018 to those persons who were, at June 30, 2019, (i) the chief executive officer, (ii) the chief financial officer, (iii) all executive officers and (ii) the other most highly compensated executive officers of Banjo & Matilda, whose total compensation was in excess of $100,000 (the “named executive officers”). No compensation has been granted to the current executives or management.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Brendan Macpherson	2018	$175,547	$0	$0	$0	$0	$0	$0	$175,547
Chief Executive Officer	2019	$0	$0	$0	$0	$0	$0	$0	$0

Belynda Storelli Macpherson,	2018	$130,035	$0	$0	$0	$0	$0	$0	$130,035
Chief Creative Officer	2019	$0	$0	$0	$0	$0	$0	$0	$0

Upon the closing of the Merger on September 30, 2019, pursuant to the Merger Agreement, Brendan MacPherson and Belynda Storelli MacPherson resigned as directors and officers of the Company, Keith Duffy was appointed Chairman of the Board of Directors and Chief Executive Officer, and Edward C. DeFeudis was appointed to the Board of Directors. For the year ended June 30, 2019, the Company accrued $135,000 in compensation expense for Brendan Macpherson. As part of the September 30, 2019 merger closing, the Company cancelled his employment agreement with Brendan Macpherson and the $135,000 in accrued compensation was forgiven.

Outstanding Equity Awards at Fiscal Year End

For the year ended June 30, 2019, no director or executive officer has received compensation from the Registrant pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

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

Option Exercises and Fiscal Year-End Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2019, or held any outstanding stock options as of June 30, 2019.

Incentive Plan

The Registrant does not have any equity compensation plans.

Employment Agreements

All Employment Agreements were terminated upon the Share Exchange of September 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The table below sets forth as of March 23, 2020, information with respect to beneficial ownership of the Company’s common stock by:

•	Each person known to the Company to own beneficially more than 5% of our outstanding common stock, either before or immediately after the merger.

•	Each of the post-Merger directors and executive officers of the Company.

•	All of our post-Merger directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to any warrants or options that are presently exercisable or exercisable within 60 days of March 26, 2020, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The numbers reflected in the percentage ownership columns are based on a fully diluted basis of the Company’s common stock outstanding after a conversion of the Series A Preferred Stock into Common Shares. The persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Series A Preferred Stock	Percentage Represented on a Fully Diluted Basis
Russell Randall	990,000	30%
Misha Holdings, LLC (1)	990,000	30%
Ancient Investments, LLC (2)	256,667	7.80%
Basil Consulting, LLC (3)	256,667	7.80%
Christopher Sawchuk (4)	256,667	7.80%
Spider Investments, LLC (5)	141,000	4.27%
All directors and executive officers as a group (two persons)	426,667	12.95%

(1) Ms. Elena Fuller has control and dispositive power over Misha Holdings, LLC and is the beneficial owner of Misha Holdings, LLC.

(2) Mr. Keith Duffy is the Chairman and Chief Executive Officer of the Company, and is a beneficial owner of Ancient Investments, LLC.

(3) Mr. Cameron Cox is an Advisor to the Company and has control and dispositive power over the shares owned by Basil Consulting, LLC and is the beneficial owner of Basil Consulting, LLC.

(4) Mr. Christopher Sawchuk is the Chairman of the Board of Advisors.

(5) Mr. Edward C. DeFeudis is a Director of the Company, and has control and dispositive power over Spider Investments, LLC and is the beneficial owner of Spider Investments, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On June 28, 2019, the Company entered into a Bill of Sale, Assignment and Assumption Agreement with WNPAU Pty Ltd. (“WNPAU”), owned by the Company’s former CEO Brendan MacPherson, pursuant to which the Company agreed to sell and assign to WNPAU all the assets of the Company’s two subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD in exchange for the assumption of the liabilities of the Company’s two subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD.

Consummation of the Share Exchange with American Aviation Technologies, LLC was effective on September 30, 2019. Pursuant to the Exchange Agreement, the Company a) agreed to issue 2,750,000 shares of the Company’s Series A Preferred Stock to the members of AAT, b) agreed to issue 206,831 shares of the Company’s Series A Preferred Stock to various parties to settle outstanding debt and threatened litigation, and c) agreed to issue 170,000 shares of the Company’s Series A Preferred Stock for consulting services.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Farber Hass Hurley LLP for professional services rendered for the fiscal years ended June 30, 2019 and 2018:

	Fiscal Year Ended
	June 30,	June 30,
	2019	2018
Audit Fees	$32,400	$32,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$-	$32,000

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

Effective December 4, 2019, the Company engaged BF Borgers CPA P.C. (“BF”), as the Company’s new independent registered public accounting firm. The engagement was approved by the Company’s board of directors.

Board of Directors’ Pre-Approval Policies

Our Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has reviewed and discussed with BF Borgers CPA P.C. (“BF”), our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2019 and 2018. The Board of Directors also has discussed with BF the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from BF required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Farber Hass Hurley LLP its independence from our company.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2019 for filing with the SEC.

Item 15. Exhibits

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

BANJO & MATILDA, INC.

Date: March 30, 2020	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

