Form 10-Q
period 2019-09-30
Banjo & Matilda, Inc.
filed 2020-04-23
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 22, 2020, the Registrant had outstanding 69,584,149 shares of common stock.

 BANJO & MATILDA, INC.

FORM 10-Q

		Page

Special Note regarding Forward-looking Statements		3

PART I – Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and June 30, 2019 (audited)	F-1
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2019 (Unaudited) and from inception (August 6, 2018) through September 30, 2018 (Unaudited)	F-2
	Condensed Consolidated Statements of Stockholder’s Deficit for the three months ended September 30, 2019 (Unaudited) and from inception (August 6, 2018) through September 30, 2018 (Unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 (Unaudited) and from inception (August 6, 2018) through September 30, 2018 (Unaudited)	F-4
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14

PART II – Other Information

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

Signatures		17

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and June 30, 2019 (audited)	F-1

Condensed Consolidated Statements of Operations for the three months ended September 30, 2019 (Unaudited) and from inception (August 6, 2018) through September 30, 2018 (Unaudited)	F-2

Condensed Consolidated Statements of Stockholder’s Deficit for the three months ended September 30, 2019 (Unaudited) and from inception (August 6, 2018) through September 30, 2018 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 (Unaudited) and from inception (August 6, 2018) through September 30, 2018 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

4

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2019 (Unaudited)	As of June 30, 2019
Assets
Current assets
Cash	$169,796	$3,029
Total current assets	169,796	3,029

Total assets	$169,796	$3,029

Liabilities & member's capital
Current liabilities
Accounts payable and accrued liabilities	$49,948	$378
Accrued liability, related party	1,764	1,500
Convertible notes payable	153,000	-
Convertible notes payable, related party	68,000	35,000
Total current liabilities	272,712	36,878

Total liabilities	272,712	36,878

Commitments and contingencies (Note 5)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 3,500,000 designated; 3,113,368 and 0 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	31	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 69,584,149 and 0 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	696	-
Additional paid in capital	278	50,907
Accumulated deficit	(103,921)	(84,756)
Total stockholders' deficit	(102,916)	(33,849)
Total liabilities and stockholders' deficit	$169,796	$3,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended 9/30/19	From Inception (August 6, 2018) through September 30, 2018

Operating expenses:
Research and development expense	$6,339	$-
Professional fees	10,560	-
Other general and administrative expenses	834	-
Total operating expenses	17,733	-

Operating loss	(17,733)	-

Operating (expenses):
Interest expense	(1,202)	-
Interest expense, related parties	(230)	-
Total other (expense)	(1,432)	-

Net loss	$(19,165)	$-

Net loss per common share - basic and diluted	$(0.00)	$-

Weighted average number of common shares outstanding - basic and diluted	69,584,149	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM THE THREE MONTHS ENDED SEPTEMBER 30, 2019 (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance July 1, 2019	-	$-	-	$-	$50,907	$(84,756)	$(33,849)

Effect of reverse merger	3,113,637	31	69,584,149	$696	(50,629)	-	(49,902)

Net Loss	-	-	-	-	-	(19,165)	(19,165)

Balance September 30, 2019	3,113,637	$31	69,584,149	$696	$278	$(103,921)	$(102,916)

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM INCEPTION (AUGUST 6, 2018) THROUGH SEPTEMBER 30, 2018 (Unaudited)

Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Inception, August 6, 2018	-	$-	-	$-	$-	$-	$-

Recapitalization	-	$-	-	$-	$-	$-	$-

Net Loss	-	-	-	-	-	-	-

Balance September 30, 2018	-	$-	-	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended September 30, 2019	From Inception (August 6, 2018) through September 30, 2018

Cash Flows from Operating Activities
Net Loss	$(19,165)	$-
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets & liabilities
Accounts payable and accrued expenses	(332)	-
Accrued expenses, related parties	264	-
Net cash used by operating activities	(19,233)	-

Cash Flows from Financing Activities
Proceeds from convertible notes payables	153,000	-
Proceeds from convertible notes payable, related party	33,000	-
Net cash provided by financing activities	186,000	-

Increase in Cash	166,767	-

Cash at beginning of period	3,029	-

Cash at end of period	$169,796	$-

Supplemental Cash Flow Information
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA, INC. AND SUBSIDIARY

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements of the Company and the accompanying notes included in this Quarterly Report are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited condensed financial statements have been included. Such adjustments are of a normal, recurring nature. The unaudited condensed financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These financial statements should be read in conjunction with the company’s latest annual financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of equity issued for services, valuation of equity associated with convertible debt, the valuation of derivative liabilities, and the valuation of deferred tax assets. Actual results could differ from these estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Fair Value Measurements and Fair Value of Financial Instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2: Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Deferred Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of September 30, 2019 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of September 30, 2019 and June, 30, 2019 there are no accounts receivable.

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Topic 606 "Revenue Recognition in Financial Statements" which considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,
(ii)	the services have been rendered and all required milestones achieved,
(iii)	the sales price is fixed or determinable, and
(iv)	Collectability is reasonably assured.

As of September 30, 2019 and June 30, 2019, the Company has no revenue.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. As of September 30, 2019 and June 30, 2019 the Company’s convertible instruments do not have any BCFs.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10") requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $6,339 for the three months ended September 30, 2019 and $0 for the period from August 6, 2019 through September 30, 2019.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. There were no advertising expenses for the three months ended September 30, 2019 and for the period from August 6, 2019 through June 30, 2019.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs for the three months ended September 30, 2019 and from inception (August 6, 2018) through September 30, 2018, respectively.

Income Taxes

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. Our consolidated federal tax return and any state tax returns are not currently under examination.

The Company has adopted FASB ASC 740-10, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recent Accounting Pronouncements

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

NOTE 3 – EXCHANGE AGREEMENT

Effective April 18, 2019, Banjo & Matilda, Inc, and American Aviation Technologies, LLC (“AAT”) entered into a Share Exchange Agreement (“Agreement”). The agreement was pursuant to which Banjo acquired 100% of our issued and outstanding membership units in exchange for the issuance of Banjo shares of its Series A Preferred Stock constituting 86.39% of the total voting power of Banjo capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, the Company will become a wholly owned subsidiary of Banjo.

The Exchange Agreement is subject to the satisfaction of certain conditions as set forth in the Exchange Agreement. At closing, two additional directors will be added, resulting in a total of 4 directors serving post-closing.

Consummation of the Exchange Agreement was effective on September 30, 2019. Pursuant to the Exchange Agreement, the members of AAT received 2,750,000 shares of the Banjo & Matilda, Inc.’s Series A Preferred Stock to the members of AAT in exchange for the 10,000,000 member units.

On September 30, 2019 just prior to the exchange, Banjo issued 170,000 shares of preferred stock as compensation and 193,637 shares of preferred stock in satisfaction of $2,608,224 in liabilities.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Between March 4, 2019 and September 23, 2019 the Company issued convertible notes payable with an aggregate face value of $68,000 with a coupon rate of 8%. The notes have a maturity date of one year. In the event the Company has been merged into or sold to the public company, Banjo & Matilda, Inc., at any time prior to the Maturity Date the holder has the option to convert the principal balance and any accrued interest at a conversion price of $.0033 per share. For the three months ended September 30, 2019 the Company recorded $917 in interest expense versus $378 for the period from August 6, 2018 through June 30, 2019.

Between September 27, 2019 and September 30, 2019 the Company issued convertible notes payable with an aggregate face value of $153,000 with a coupon rate of 6%. The notes have a maturity date of one year. In the event the Company has been merged into or sold to the public company, Banjo & Matilda, Inc., at any time prior to the Maturity Date the holder has the option to convert the principal balance and any accrued interest at a conversion price of $.0033 per share. For the three months ended September 30, 2019 the Company recorded $46 in interest expense.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

None.

NOTE 6 – EQUITY

Preferred Stock

There are 100,000,000 shares authorized as preferred stock, of which 3,500,000 are designated as Series A Preferred Stock having a par value of $0.00001 per share. The Series A preferred stock has the following rights:

•	Voting: The preferred shares shall be entitled to 100 votes to every one share of common stock.

•

Dividends: The Series A Preferred Stockholders are treated the same as the Common Stock holders except at the dividend on each share of Series A Convertible Preferred Stock is equal to the amount of the dividend declared and paid on each share of Common Stock multiplied by the Conversion Rate.

•	Conversion: Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time into shares of Common Stock on a 1:1,000 basis.

•

The shares of Series A Preferred Stock are redeemable at the option of the Corporation at any time after September 30, 2022 upon not less than 30 days written notice to the holders. It is not mandatorily redeemable.

As of September 30, 2019 and June 30, 2019, the Company has 3,113,637 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

Common Stock

There have been no changes to the common stock for three months ended September 30, 2019. The Company currently has 100,000,000 common shares authorized with a par value of $0.00001 per share. The number of shares outstanding at September 30, 2019 and June 30, 2019 was 69,584,149. The balance of Common Stock at September 30, 2019 and June 30, 2019 was $696.

NOTE 7 – GOING CONCERN MATTERS

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2019 and June 30, 2019, the Company had $169,796 and $3,029 in cash and $102,916 and $33,849 in negative working capital, respectively.  For the three months ended September 30, 2019 and from inception (August 6, 2018) through September 30, 2018, the Company had a net loss of $19,165 and $0, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE 8 – SUBSEQUENT EVENTS

Convertible notes

Subsequent to September 30, 2019, the Company issued additional Convertible Notes aggregating $75,000. The notes have a coupon rate of 6% and a term of six months. The notes are convertible at a fixed price of $0.0033 per share.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended June 30, 2018. The unaudited statements of operations for the three months ended September 30, 2019 and from inception (August 6, 2018) through September 30, 2019 are compared in the sections below.

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

Exchange Agreement

Effective April 16, 2019, Banjo & Matilda, Inc and American Aviation Technologies LLC (“AAT”) entered into an Exchange Agreement dated as of March 16, 2019 pursuant to which Banjo shall acquire 100% of the issued and outstanding membership units of AAT in exchange for the issuance of Banjo shares of its Series A Preferred Stock constituting 86.39% of the total voting power of Banjo capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, AAT will become a wholly owned subsidiary of the Company.

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

Critical Accounting Policies

Basis of Presentation

The unaudited condensed financial statements of the Company and the accompanying notes included in this Quarterly Report are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited condensed financial statements have been included. Such adjustments are of a normal, recurring nature. The unaudited condensed financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These financial statements should be read in conjunction with the company’s latest annual financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of equity issued for services, valuation of equity associated with convertible debt, the valuation of derivative liabilities, and the valuation of deferred tax assets. Actual results could differ from these estimates.

Fair Value Measurements and Fair Value of Financial Instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2: Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Deferred Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of September 30, 2019 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of September 30, 2019 and June, 30, 2019 there are no accounts receivable.

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Topic 606 "Revenue Recognition in Financial Statements" which considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,
(ii)	the services have been rendered and all required milestones achieved,
(iii)	the sales price is fixed or determinable, and
(iv)	Collectability is reasonably assured.

As of September 30, 2019 and June 30, 2019, the Company has no revenue.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. As of September 30, 2019 and June 30, 2019 the Company’s convertible instruments do not have any BCFs.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10") requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $6,339 for the three months ended September 30, 2019 and $0 for the period from August 6, 2019 through September 30, 2019.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. There were no advertising expenses for the three months ended September 30, 2019 and for the period from August 6, 2018 (Inception) through September 30, 2018.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs for the three months ended September 30, 2019 and from inception (August 6, 2018) through September 30, 2018, respectively.

Income Taxes

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. Our consolidated federal tax return and any state tax returns are not currently under examination.

The Company has adopted FASB ASC 740-10, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recent Accounting Pronouncements

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

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the three months ended September 30, 2019 and for the period from August 6, 2018 (Inception) through September 30, 2018.This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

Results of Operations

The following information represents our results of operations the three months ended September 30, 2019 and for the period from August 6, 2018 (Inception) through September 30, 2018.

Three months ended September 30, 2019 compared to the period from August 6, 2018 (Inception) through September 30, 2018

	For the three months ended 9/30/19 (Unaudited)	From Inception (August 6, 2018) through September 30, 2018(Unaudited)	$	%

Operating expenses:
Research and development expense	$6,339	$-	$6,339	100%
Professional fees	10,560	-	10,560	100%
Other general and administrative expenses	834	-	834	100%
Total operating expenses	17,733	-	(131,358)	100%

Loss from operations	(17,733)	-	(17,733)	100%

Other income (expense):
Interest expense	(1,202)	-	(1,202)	100%
Interest expense, related parties	(230)	-	(230)	100%
Total other income (expense)	(1,432)	-	26,232	100%

Net loss	$(19,165)	$-	$(19,165)	100%

Research and Development Expenses

Total research and development expenses increased 100% from $0 to $6,339 for the three months ended September 30, 2019 compared for the period from August 6, 2018 (Inception) through September 30, 2018. There was no operating activity for the period from August 6, 2018 (Inception) through September 30, 2018.

Professional Fees

Total professional fees increased 100% from $0 to $10,560 for the three months ended September 30, 2019 compared for the period from August 6, 2018 (Inception) through September 30, 2018. There was no operating activity for the period from August 6, 2018 (Inception) through September 30, 2018.

Other general and administrative expenses

Total other general and administrative expenses increased 100% from $0 to $834 for the three months ended September 30, 2019 compared for the period from August 6, 2018 (Inception) through September 30, 2018. There was no operating activity for the period from August 6, 2018 (Inception) through September 30, 2018.

Other Expenses

Total other expenses, which consisted of interest expense on debt, increased 100% from $0 to $1,432 for the three months ended September 30, 2019 compared for the period from August 6, 2018 (Inception) through September 30, 2018. There was no operating activity for the period from August 6, 2018 (Inception) through September 30, 2018.

Net loss

Total net loss increased 100% from $0 to $19,165 for the three months ended September 30, 2019 compared for the period from August 6, 2018 (Inception) through September 30, 2018. There was no operating activity for the period from August 6, 2018 (Inception) through September 30, 2018.

Current Liquidity and Capital Resources for the three months ended September 30, 2019 compared to the period from August 6, 2018 (Inception) through September 30, 2018

Operating Activities

Cash used in operations of $19,233 during the three months ended September 30, 2019 was primarily a result of our $19,165 net loss reconciled with our net non-cash expenses relating to accounts payable and accrued liabilities. There was no operating activity for the period from August 6, 2018 (Inception) through September 30, 2018.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2019 was $186,000, which consisted of proceeds from the issuance of convertible debt. There was no operating activity for the period from August 6, 2018 (Inception) through September 30, 2018.

Inflation

The amounts presented in our consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2019 and June 30, 2019, the Company had $169,796 and $3,029 in cash and $102,916 and $33,849 in negative working capital, respectively.  For the three months ended September 30, 2019 and from inception (August 6, 2018) through September 30, 2018, the Company had a net loss of $19,165 and $0, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Keith Duffy, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Duffy, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2019. Based on his evaluation, Mr. Duffy concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BANJO & MATILDA, INC.

Date: April 23, 2020	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

