Form 10-Q
period 2019-12-31
Banjo & Matilda, Inc.
filed 2020-05-08
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 8, 2020, the Registrant had outstanding 69,584,149 shares of common stock.

 BANJO & MATILDA, INC.

FORM 10-Q

		Page

Special Note regarding Forward-looking Statements		3

PART I – Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of December 31, 2019 (unaudited) and June 30, 2019	F-1

Condensed Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018 (Unaudited) and for the six months ended December 31, 2019 and from inception (August 6, 2018) through December 31, 2018 (Unaudited)

		F-2
	Condensed Consolidated Statements of Stockholder’s Deficit for the six months ended December 31, 2019 (Unaudited) and from inception (August 6, 2018) through December 31, 2018 (Unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2019 (Unaudited) and from inception (August 6, 2018) through December 31, 2018 (Unaudited)	F-5
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-6
		5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures

PART II – Other Information

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

Signatures		18

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 2019 (unaudited) and June 30, 2019	F-1

Condensed Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018 (Unaudited) and for the six months ended December 31, 2019 and from inception (August 6, 2018) through December 31, 2018 (Unaudited)

F-2

Condensed Consolidated Statements of Stockholder’s Deficit for the six months ended December 31, 2019 (Unaudited) and from inception (August 6, 2018) through December 31, 2018 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2019 (Unaudited) and from inception (August 6, 2018) through December 31, 2018 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (unaudited)	F-6

4

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2019 (Unaudited)	As of June 30, 2019
Assets
Current assets
Cash	$176,827	$3,029
Deposits	12,546	-
Total current assets	189,373	3,029

Operating lease right-of-use asset	230,269	-
Total assets	$419,642	$3,029

Liabilities & stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$53,966	$378
Accrued liability, related party	3,001	1,500
Convertible notes payable, net of discount	133,952	-
Convertible notes payable, related party, net of discount	55,022	35,000
Lease liability, current	31,696	-
Total current liabilities	277,637	36,878

Lease liability, long-term	203,409	-
Total liabilities	481,046	36,878

Commitments and contingencies (Note 7)

Stockholders’ deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 shares authorized; 3,500,000 designated; 3,113,368 and 0 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	31	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 69,584,149 and 0 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	696	-
Additional paid in capital	318,821	50,907
Accumulated deficit	(380,952)	(84,756)
Total stockholders’ deficit	(61,404)	(33,849)
Total liabilities and stockholders’ deficit	$419,642	$3,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended December 31, 2019	For the three months ended December 31, 2018	For the six months ended December 31, 2019	From Inception (August 6, 2018) through December 31, 2018

Operating expenses:
Research and development expense	$-	$1,982	$6,339	$1,982
Professional fees	85,433	22,696	95,993	22,696
Other general and administrative expenses	38,126	427	38,960	427
Total operating expenses	123,559	25,105	141,292	25,105

Operating loss	(123,559)	(25,105)	(141,292)	(25,105)

Operating (expenses):
Amortization of debt discount	(133,952)	-	(133,952)	-
Amortization of debt discount, related party	(14,265)	-	(14,265)	-
Interest expense	(2,862)	-	(4,064)	-
Interest expense, related party	(2,393)	-	(2,623)	-
Total other (expense)	(153,472)	-	(154,904)	-

Net loss	$(277,031)	$(25,105)	$(296,196)	$(25,105)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	69,584,149	69,584,149	69,584,149	69,584,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2019	-	-	-	-	50,907	(84,756)	(33,849)

Effect of reverse merger	3,113,637	31	69,584,149	696	(50,629)		(49,902)

Net Loss	-	-	-	-	-	(19,166)	(19,166)

Balance September 30, 2019	3,113,637	31	69,584,149	696	278	(103,922)	(102,917)

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	318,543	-	318,543

Net Loss	-	-	-	-	-	(277,030)	(277,030)

Balance December 31, 2019	3,113,637	$31	69,584,149	$696	$318,821	$(380,952)	$(61,404)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FROM INCEPTION (AUGUST 6, 2018) THROUGH DECEMBER 31, 2018 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Inception, August 6, 2018	-	$-	-	$-	$50,200	$-	$50,200

Net Loss	-	-	-	-	-	-	-

Balance September 30, 2018	-	-	-	-	50,200	-	50,200

Net Loss	-	-	-	-	-	(25,105)	(25,105)

Balance December 31, 2019	-	$-	-	$-	$50,200	$(25,105)	$25,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended December 31, 2019	From Inception (August 6, 2018) through December 31, 2018

Cash Flows from Operating Activities
Net Loss	$(296,196)	$(25,105)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of debt discount	133,952	-
Amortization of debt discount, related party	14,265	-
Changes in operating assets & liabilities
Deposits	(12,546)	-
Prepaid rent associated with operating lease right-of-use asset	4,837	-
Accounts payable and accrued expenses	3,685	-
Accrued expenses, related parties	1,501	-
Net cash used by operating activities	(150,502)	(25,105)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	291,300	-
Proceeds from convertible notes payable, related party	33,000	-
Proceeds from sale of equity	-	50,200
Net cash provided by financing activities	324,300	50,200

Increase in Cash	173,798	25,095

Cash at beginning of period	3,029	-

Cash at end of period	$176,827	$25,095

Supplemental Cash Flow Information
Cash paid for interest	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited condensed financial statements have been included. Such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These financial statements should be read in conjunction with the company’s latest annual financial statements.

Principles of Consolidation

The condensed consolidated unaudited financial statements include the accounts of Banjo & Matilda, Inc. (“Banjo” or “the Company”) and its wholly owned subsidiary American Aviation Technologies, LLC, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation. These financial statements should be read in conjunction with the company’s latest annual financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of beneficial conversion features associated with convertible debt. Actual results could differ from these estimates.

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

Level 3: Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Deferred Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of December 31, 2019 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of December 31, 2019 and June, 30, 2019 there are no accounts receivable.

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Topic 606 “Revenue Recognition in Financial Statements” which considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,
(ii)	the services have been rendered and all required milestones achieved,
(iii)	the sales price is fixed or determinable, and
(iv)	Collectability is reasonably assured.

As of December 31, 2019 and June 30, 2019, the Company has no revenue.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the six months ended December 31, 2019, the Company recorded a BCF in the amount of $318,543.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $6,339 for the six months ended December 31, 2019 and $1,982 for the period from inception (August 6, 2018) through December 31, 2018.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. There Company recorded advertising expenses in the amount of $1,211 for the six months ended December 31, 2019 and $0 for the period from inception (August 6, 2018) through December 31, 2018.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs for the six months ended December 31, 2019 and from inception (August 6, 2018) through December 31, 2018, respectively.

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

Recent Accounting Pronouncements

In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company has assessed the impact of this standard. The Company entered into a new lease agreement commencing on November 1, 2019 which falls under this current guidance and has been implemented for the quarter ended December 31, 2019.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leases 2,911 square feet of office space located at Innovation Centre No. 1, 3998 FAU Boulevard, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019 through January 1, 2025 in which the first three months of rent are abated. The base month rents of $4,367 from February 1, 2020 to October 1, 2020, $4,498 from November 1, 2020 to October 1, 2021, $4,633 from November 1, 2021 to October 1, 2022, $4,771 from November 1, 2022 to October 1, 2023, $4,915 from November 1, 2023 to October 1, 2024, and $5,063 from November 1, 2024 to January 1, 2025. Under the terms of the lease, the base rent is subject to sales tax. Additionally, the Company is responsible to pay common area maintenance, which is a variable expense.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in other general and administrative expenses on the statements of operations. At inception the Company paid prepaid rent in the amount of $4,659, which is netted against the operating lease right of use asset balance.

NOTE 3 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY (CONTINUED)

Right-of- use asset is summarized below:

December 31, 2019
Office lease	$230,269
Less accumulated amortization	-
Right-of-use assets, net	$230,269

Operating lease liability is summarized below:

December 31, 2019
Office lease	$235,104
Less: current portion	(31,696)
Long term portion	203,408

Maturity of the lease liability is as follows:
Fiscal year ending June 30, 2020	$23,295
Fiscal year ending June 30, 2021	57,027
Fiscal year ending June 30, 2022	58,746
Fiscal year ending June 30, 2023	60,506
Fiscal year ending June 30, 2024	62,318
Fiscal year ending June 30, 2025	37,182
299,073
Plus: Present value discount	(63,969)
Lease liability	$235,104

NOTE 4 – EXCHANGE AGREEMENT

On April 18, 2019, Banjo & Matilda, Inc, and American Aviation Technologies, LLC (“AAT”) entered into a Share Exchange Agreement (“Agreement”). The agreement, which was effective on September 30, 2019, was pursuant to which Banjo acquired 100% of our issued and outstanding membership units in exchange for the issuance of Banjo shares of its Series A Preferred Stock constituting 86.39% of the total voting power of Banjo capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, the Company will become a wholly owned subsidiary of Banjo.

NOTE 4 – EXCHANGE AGREEMENT (CONTINUED)

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The following table illustrates the carrying values for the convertible notes payable as of December 31, 2019:

December 31,
Convertible Notes Payable	2019
Convertible notes payable issued September 27, 2019 (6% interest)	$93,000
Convertible notes payable issued September 30, 2019 (6% interest)	60,000
Convertible notes payable issued October 1, 2019 (6% interest)	53,300
Convertible notes payable issued October 4, 2019 (6% interest)	45,000
Convertible notes payable issued November 22, 2019 (6% interest)	40,000
Total face value	291,300
Less unamortized discount	(157,348)
Carrying value	$133,952

Between September 27, 2019 and November 22, 2019, AAT issued convertible notes payable with an aggregate face value of $291,300 with a coupon rate of 6%. The notes have a maturity date of six months. The agreements provided that in the event AAT is merged into Banjo (“Company”), at any time prior to the Maturity Date the holder has the option to convert the principal balance and any accrued interest at a conversion price of $.0033 per share.

The Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company recorded a beneficial conversion feature in the amount of $291,300 related to these notes. Additionally, for the six months ended December 31, 2019 the Company recorded $133,952 in amortization of debt discount related to the BCF.

For the six months ended December 31, 2019 the Company recorded $4,064 in interest expense.

NOTE 6 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

The following table illustrates the carrying values for the convertible notes payable, related party as of December 31, 2019 and June 30, 2019:

	December 31,	June 30,
Convertible Notes Payable	2019	2019
Convertible notes payable issued March 4, 2019 (8% interest)	$25,000	$25,000
Convertible notes payable issued May 31, 2019 (8% interest)	10,000	10,000
Convertible notes payable issued July 5, 2019 (8% interest)	5,000	-
Convertible notes payable issued August 5, 2019 (8% interest)	5,000	-
Convertible notes payable issued September 5, 2019 (8% interest)	5,000	-
Convertible notes payable issued September 23, 2019 (8% interest)	18,000	-
Total face value	68,000	35,000
Less unamortized discount	(12,978)	-
Carrying value	$55,022	$35,000

Between March 4, 2019 and September 23, 2019, AAT issued convertible notes payable with an aggregate face value of $68,000 with a coupon rate of 8% to a related party. The agreements provided that in the event AAT is merged into Banjo (“Company”), at any time prior to the Maturity Date the holder has the option to convert the principal balance and any accrued interest at a conversion price of $.0033 per share.

The Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company recorded a beneficial conversion feature in the amount of $27,243 related to these notes. Additionally, for the six months ended December 31, 2019 the Company recorded $14,265 in amortization of debt discount related to the BCF.

For the six months ended December 31, 2019 the Company recorded $2,623 in interest expense.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2019, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 8 – EQUITY

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

As of December 31, 2019 and June 30, 2019, the Company has 3,113,638 and 0 shares of Series A Preferred Stock issued and outstanding, respectively. The balance of Preferred Stock at December 31, 2019 and June 30, 2019 was $31 and $0, respectively.

Common Stock

There have been no changes to the common stock for six months ended December 31, 2019. The Company currently has 100,000,000 common shares authorized with a par value of $0.00001 per share. The number of shares outstanding at December 31, 2019 and June 30, 2019 was 69,584,149 and 0, respectively. The balance of Common Stock at December 31, 2019 and June 30, 2019 was $696 and $0, respectively.

NOTE 9 – GOING CONCERN MATTERS

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2019 and June 30, 2019, the Company had $176,827 and $3,029 in cash and $88,264 and $33,849 in negative working capital, respectively. For the six months ended December 31, 2019 and from inception (August 6, 2018) through December 31, 2018, the Company had a net loss of $296,196 and $25,105, respectively. For the three months ended December 31, 2019 and 2018, the Company had a net loss of $277,031 and $25,105, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE 10 – SUBSEQUENT EVENTS

Between March 2, 2020 and April 23, 2020, AAT issued convertible notes payable with an aggregate face value of $51,629 with a coupon rate of 6%. The notes have a maturity date of six months. The agreements provided that in the event AAT is merged into Banjo (“Company”), at any time prior to the Maturity Date the holder has the option to convert the principal balance and any accrued interest at a conversion price of $.0033 per share.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended June 30, 2019. The unaudited statements of operations for the six months ended December 31, 2019 and from inception (August 6, 2018) through December 31, 2018 are compared in the sections below.

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

Exchange Agreement

On April 18, 2019, Banjo & Matilda, Inc, and American Aviation Technologies, LLC (“AAT”) entered into a Share Exchange Agreement (“Agreement”). The agreement, which was effective on September 30, 2019, was pursuant to which Banjo acquired 100% of our issued and outstanding membership units in exchange for the issuance of Banjo shares of its Series A Preferred Stock constituting 86.39% of the total voting power of Banjo capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, the Company will become a wholly owned subsidiary of Banjo.

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

Critical Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These financial statements should be read in conjunction with the company’s latest annual financial statements.

Principles of Consolidation

The condensed consolidated unaudited financial statements include the accounts of Banjo & Matilda, Inc. (“Banjo” or “the Company”) and its wholly owned subsidiary American Aviation Technologies, LLC, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation. These financial statements should be read in conjunction with the company’s latest annual financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of beneficial conversion features associated with convertible debt. Actual results could differ from these estimates.

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

Level 3: Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Deferred Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of December 31, 2019 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of December 31, 2019 and June, 30, 2019 there are no accounts receivable.

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Topic 606 “Revenue Recognition in Financial Statements” which considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,
(ii)	the services have been rendered and all required milestones achieved,
(iii)	the sales price is fixed or determinable, and
(iv)	Collectability is reasonably assured.

As of December 31, 2019 and June 30, 2019, the Company has no revenue.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the six months ended December 31, 2019, the Company recorded a BCF in the amount of $318,543.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $6,339 for the six months ended December 31, 2019 and $1,982 for the period from inception (August 6, 2018) through December 31, 2018.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. There Company recorded advertising expenses in the amount of $1,211 for the six months ended December 31, 2019 and $0 for the period from inception (August 6, 2018) through December 31, 2018.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs for the six months ended December 31, 2019 and from inception (August 6, 2018) through December 31, 2018, respectively.

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

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the six months ended December 31, 2019 versus the period from August 6, 2018 (Inception) through December 30, 2019 and the three months ended December 31, 2019 versus the three months ended December 31, 2018. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

Results of Operations

The following information represents our results of operations the three months ended December 31, 2019 versus the three months ended December 31, 2018.

Three months ended December 31, 2019 compared to the three months ended December 31, 2018

	For the three months ended December 31, 2019 (Unaudited)	For the three months ended December 31, 2018 (Unaudited)	$	%

Operating expenses:
Research and development expense	$-	$1,982	$(1,982)	(100%)
Professional fees	85,433	22,696	62,737	276%
Other general and administrative expenses	38,126	427	37,699	8933%
Total operating expenses	123,559	25,105	(131,358)	100%

Loss from operations	(123,559)	(25,105)	(98,454)	392%

Other income (expense):
Amortization of debt discount	(133,952)	-	(133,952)	100%
Amortization of debt discount, related parties	(14,265)	-	(14,265)	100%
Interest expense	(2,862)	-	(2,862)	100%
Interest expense, related parties	(2,393)	-	(2,393)	100%
Total other income (expense)	(153,472)	-	(153,472)	100%

Net loss	$(277,031)	$(25,105)	$(251,926)	1003%

Research and Development Expenses

Total research and development expenses were $0 for the three months ended December 31, 2019 compared to $1,982 for the three months ended December 31, 2018. The decrease of 100% was due to the fact there were no research and development expenses in the current period as expenses for the Company didn’t begin incurring until October 2018.

Professional Fees

Total professional fees were $85,433 for the three months ended December 31, 2019 compared to $22,696 for the three months ended December 31, 2018. The increase of 276% was due to the ramp up of operations.

Other general and administrative expenses

Total other general and administrative expenses were $38,126 for the three months ended December 31, 2019 compared to $427 for the three months ended December 31, 2018. The increase of 8933% was due to the ramp up of operations.

Other Expenses

Total other expenses were $153,472 for the three months ended December 31, 2019 compared to $0 for the three months ended December 31, 2018. Total other expenses consist of interest expense on debt and amortization of debt discount. The increase of 100% was due to the ramp up of operations.

Net loss

Total net loss was $277,031 for the three months ended December 31, 2019 compared to $25,105 for the three months ended December 31, 2018. The increase of 1003% was due to the ramp up of operations.

Six months ended December 31, 2019 compared to the period from August 6, 2018 (Inception) through December 31, 2018

	For the six months ended December 31, 2019 (Unaudited)	From Inception (August 6, 2018) through December 31, 2018 (Unaudited)	$	%

Operating expenses:
Research and development expense	$6,339	$1,982	$4,357	220%
Professional fees	95,993	22,696	73,297	323%
Other general and administrative expenses	38,960	427	38,533	9024%
Total operating expenses	141,292	25,105	(131,358)	523%

Loss from operations	(141,292)	(25,105)	(116,187)	463%

Other income (expense):
Amortization of debt discount	(133,952)	-	(133,952)	100%
Amortization of debt discount, related parties	(14,265)	-	(14,265)	100%
Interest expense	(4,064)	-	(4,064)	100%
Interest expense, related parties	(2,623)	-	(2,623)	100%
Total other income (expense)	(154,904)	-	(154,904)	100%

Net loss	$(296,196)	$(25,105)	$(271,091)	1080%

Research and Development Expenses

Total research and development expenses were $6,339 for the six months ended December 31, 2019 compared to $1,982 for the period from August 6, 2018 (Inception) through December 31, 2018. The increase of 100% was due to the fact there were no research and development expenses in the current period as expenses for the Company didn’t begin incurring until October 2018.

Professional Fees

Total professional fees were $95,993 for the six months ended December 31, 2019 compared to $22,696 for the period from August 6, 2018 (Inception) through December 31, 2018. The increase of 323% was due to the ramp up of operations.

Other general and administrative expenses

Total other general and administrative expenses were $38,960 for the six months ended December 31, 2019 compared to $427 for the period from August 6, 2018 (Inception) through December 31, 2018. The increase of 9024% was due to the ramp up of operations.

Other Expenses

Total other expenses were $154,904 for the six months ended December 31, 2019 compared to $0 for the period from August 6, 2018 (Inception) through December 31, 2018. Total other expenses consist of interest expense on debt and amortization of debt discount. The increase of 100% was due to the ramp up of operations.

Net loss

Total net loss was $296,196 for the six months ended December 31, 2019 compared to $25,105 for the period from August 6, 2018 (Inception) through December 31, 2018. The increase of 1080% was due to the ramp up of operations.

Operating Activities

Cash used in operations of $150,502 during the six months ended December 31, 2019 was primarily a result of our $296,196 net loss reconciled with our net non-cash expenses relating to amortization of debt discount, accounts payable and accrued liabilities. Cash used in operations of $25,105 from August 6, 2018 (Inception) through December 31, 2018 was a result of our $25,105 net loss.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2019 was $324,300, which consisted of proceeds from the issuance of convertible debt in the amount of $291,300 and from the issuance of convertible debt, related party in the amount of $33,000. Net cash provided by financing activities from August 6, 2018 (Inception) through December 31, 2018 was $50,200, which consisted of proceeds from the sale of equity.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2019 and June 30, 2019, the Company had $176,827 and $3,029 in cash and $113,825 and $33,849 in negative working capital, respectively. For the six months ended December 31, 2019 and from inception (August 6, 2018) through December 31, 2018, the Company had a net loss of $296,196 and $25,105, respectively. For the three months ended December 31, 2019 and 2018, the Company had a net loss of $277,031 and $25,105, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

Off-Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our business, we are not exposed to market risk of the sort that may arise from changes in interest rates or foreign currency exchange rates, or that may otherwise arise from transactions in derivatives.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of beneficial conversion features associated with convertible debt. Actual results could differ from these estimates.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Keith Duffy, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Duffy, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2019. Based on his evaluation, Mr. Duffy concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BANJO & MATILDA, INC.

Date: May 8, 2020	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

