Form 10-Q
period 2020-03-31
Banjo & Matilda, Inc.
filed 2020-05-20
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2020, the Registrant had outstanding 69,584,149 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

BANJO & MATILDA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and June 30, 2019	F-1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (Unaudited) and for the nine months ended March 31, 2020 and from inception (August 6, 2018) through March 31, 2019 (Unaudited)

F-2

Condensed Consolidated Statements of Stockholder’s Deficit for the nine months ended March 31, 2020 and from inception (August 6, 2018) through March 31, 2019 (Unaudited)	F-3 - F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and from inception (August 6, 2018) through March 31, 2019 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (unaudited)	F-6

4

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2020	June 30, 2019
Assets	(Unaudited)
Current assets
Cash	$138,305	$3,029
Deposits	12,546	-
Total current assets	150,851	3,029

Operating lease right-of-use asset	219,775	-
Total assets	$370,626	$3,029

Liabilities & stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$85,566	$378
Accrued liability, related party	2,357	1,500
Convertible notes payable, net of discount	205,075	-
Convertible notes payable, related party, net of discount	18,000	35,000
Lease liability, current	35,706	-
Total current liabilities	346,704	36,878

Lease liability, long-term	193,898	-
Total liabilities	540,603	36,878

Commitments and contingencies (Note 7)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 shares authorized; 3,500,000 designated; 3,113,368 and 0 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	31	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 69,584,149 and 0 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	696	-
Common stock to be issued	135,739	50,907
Additional paid in capital	367,471	50,907
Accumulated deficit	(673,913)	(84,756)
Total stockholders' deficit	(169,976)	(33,849)
Total liabilities and stockholders' deficit	$370,626	$3,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019	For the nine months ended March 31, 2020	From Inception (August 6, 2018) through March 31, 2019

Operating expenses:
Research and development expense	$-	$2,900	$6,339	$4,882
Professional fees	48,250	23,665	114,668	46,361
Other general and administrative expenses	73,409	2,508	141,945	2,935
Total operating expenses	121,659	29,073	262,952	54,178

Operating loss	(121,659)	(29,073)	(262,952)	(54,178)

Operating (expenses):
Amortization of debt discount	(152,423)	-	(286,375)	-
Amortization of debt discount, related party	(12,977)	-	(27,242)	-
Interest expense	(4,545)	-	(8,609)	-
Interest expense, related party	(1,356)	(192)	(3,979)	(192)
Total other (expense)	(171,301)	(192)	(326,205)	(192)

Net loss	$(292,960)	$(29,265)	$(589,157)	$(54,370)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	69,584,149	69,584,149	69,584,149	69,584,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31, 2020
(UNAUDITED)

					Additional	Common stock
	Preferred Stock		Common Stock		Paid in	to be	Accumulated
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Total
Balance June 30, 2019	-	$-	-	$-	$50,907	$-	$(84,756)	(33,849)

Effect of reverse merger	3,113,637	31	69,584,149	696	(50,629)	-		(49,902)

Net Loss	-	-	-	-	-	-	(19,166)	(19,166)

Balance September 30, 2019	3,113,637	$31	69,584,149	$696	$278	$-	$(103,922)	$(102,917)

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	318,543	-	-	318,543

Net Loss	-	-	-	-	-	-	(277,031)	(277,031)

Balance December 31, 2019	3,113,637	$31	69,584,149	$696	$318,821	-	$(380,953)	$(61,405)

Convertible notes and accrued interest converted into common stock	-	-	-	-	-	135,739	-	135,739

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	48,650		-	48,650

Net Loss	-	-	-	-	-		(292,960)	(292,960)

Balance March 31, 2020	3,113,637	$31	69,584,149	$696	$367,471	135,739	$(673,913)	$(169,976)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM INCEPTION (AUGUST 6, 2018) THROUGH MARCH 31, 2019
(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Inception, August 6, 2018	-	$-	-	$-	$50,200	$-	$50,200

Balance September 30, 2018	-	$-	-	$-	$50,200	$-	$50,200

Net Loss	-	-	-	-	-	(25,105)	(25,105)

Balance December 31, 2018	-	$-	-	$-	$50,200	$(25,105)	$25,095

Net Loss	-	-	-	-	-	(29,265)	(29,265)

Balance March 31, 2019	-	$-	-	$-	$50,200	$(54,370)	$(4,170)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANJO & MATILDA INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the nine months ended March 31, 2020	From Inception (August 6, 2018) through March 31, 2019

Cash Flows from Operating Activities
Net Loss	$(589,157)	$(54,370)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	286,375	-
Amortization of debt discount, related parties	27,242	-
Changes in operating assets & liabilities:		-
Operating lease right of use asset	9,830	-
Deposits	(12,546)	-
Accounts payable and accrued expenses	41,725	-
Accrued expenses, related parties	(1,143)	-
Net cash used by operating activities	(237,674)	(54,370)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	339,950	-
Proceeds from convertible notes payable, related party	33,000	-
Proceeds from sale of equity	-	50,200
Net cash provided by financing activities	372,950	50,200

Increase in Cash	135,276	(4,170)

Cash at beginning of period	3,029	-

Cash (and equivalents) at end of period	$138,305	$(4,170)

Supplemental cash flow information
Cash paid for interest	$-	$-

Non-cash operating and financing activities:
Convertible debt and accrued interest converted to common stock	$135,739	$-
Beneficial conversion feature on convertible notes payable	$48,650	$-

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of March 31, 2020 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of March 31, 2020 and June, 30, 2019 there are no accounts receivable.

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

For the nine months ended March 31, 2020 and for the period from inception (August 6, 2018) through March 31, 2019, the Company has no revenue.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the nine months ended March 31, 2020, the Company recorded a BCF in the amount of $367,193.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $6,339 for the nine months ended March 31, 2020 and $4,882 for the period from inception (August 6, 2018) through March 31, 2019.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. There Company recorded advertising expenses in the amount of $1,211 for the nine months ended March 31, 2020 and $492 for the period from inception (August 6, 2018) through March 31, 2019.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs for the nine months ended March 31, 2020 and from inception (August 6, 2018) through March 31, 2019, respectively.

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

The ASU will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company has assessed the impact of this standard. The Company entered into a new lease agreement commencing on November 1, 2019 which falls under this current guidance and has been implemented during the nine months ended March 31, 2020.

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

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in other general and administrative expenses on the statements of operations. At inception the Company paid prepaid rent in the amount of $4,659, which is netted against the operating lease right of use asset balance. In February 2020, the Company applied the prepaid rent.

NOTE 3 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY (CONTINUED)

Right-of-use asset is summarized below:

March 31, 2020
Office lease	$225,610
Less accumulated amortization	(5,835)
Right-of-use assets, net	$219,775

Operating lease liability is summarized below:

March 31, 2020
Office lease	$229,604
Less: current portion	(35,706)
Long term portion	193,898

Maturity of the lease liability is as follows:
Fiscal year ending June 30, 2020	$13,977
Fiscal year ending June 30, 2021	57,027
Fiscal year ending June 30, 2022	58,746
Fiscal year ending June 30, 2023	60,506
Fiscal year ending June 30, 2024	62,318
Fiscal year ending June 30, 2025	37,182
289,755
Plus: Present value discount	(60,151)
Lease liability	$229,604

NOTE 4 – EXCHANGE AGREEMENT

On April 18, 2019, Banjo & Matilda, Inc, and American Aviation Technologies, LLC (“AAT”) entered into a Share Exchange Agreement (“Agreement”). The agreement, which was effective on September 30, 2019, was pursuant to which Banjo acquired 100% of our issued and outstanding membership units in exchange for the issuance of Banjo shares of its Series A Preferred Stock constituting 86.39% of the total voting power of Banjo capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, the Company became a wholly owned subsidiary of Banjo.

NOTE 4 – EXCHANGE AGREEMENT (CONTINUED)

The Exchange Agreement was subject to the satisfaction of certain conditions as set forth in the Exchange Agreement.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount, as of March 31, 2020 was $205,075 as summarized below:

The following table illustrates the carrying values for the convertible notes payable as of March 31, 2020:

March 31,
Convertible Notes Payable	2020
Convertible notes payable issued October 4, 2019 (6% interest)	$45,000
Convertible notes payable issued November 22, 2019 (6% interest)	40,000
Convertible notes payable issued March 2, 2020 (6% interest)	22,000
Convertible notes payable issued March 3, 2020 (6% interest)	25,000
Convertible notes payable issued March 7, 2020 (6% interest)	1,650
Total face value	133,650
Less unamortized discount	(53,575)
Carrying value	$80,075

The following table illustrates the carrying values for the convertible notes payable, in default as of March 31, 2020:

March 31,
Convertible Notes Payable, In Default	2020
Convertible notes payable issued September 27, 2019 (6% interest)	$25,000
Convertible notes payable issued September 30, 2019 (6% interest)	50,000
Convertible notes payable issued October 1, 2019 (6% interest)	50,000
Total face value	125,000
Less unamortized discount	-
Carrying value	$125,000

Between September 27, 2019 and March 7, 2020, AAT issued convertible notes payable with an aggregate face value of $339,950 with a coupon rate of 6%. The notes have a maturity date of six months. The agreements provided that in the event AAT is merged into Banjo (“Company”), at any time prior to the Maturity Date the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $.0033 per share.

The Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company recorded a beneficial conversion feature in the amount of $339,950 related to these notes. Additionally, for the nine months ended March 31, 2020 the Company recorded $286,375 in amortization of debt discount related to the BCF. For the nine months ended March 31, 2020 the Company recorded $8,609 in interest expense.

Between March 27, 2020 and March 31, 2020, holders of the convertible notes elected to convert $81,300 in principal and $2,439 in accrued interest into 25,375,454 shares of common stock. Since the shares have not been issued as of March 31, 2020, these amounts were held in common stock to be issued.

NOTE 6 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

The following table illustrates the carrying values for the convertible notes payable, related party as of March 31, 2020 and June 30, 2019:

	March 31,	June 30,
Convertible Notes Payable	2020	2019
Convertible notes payable issued March 4, 2019 (8% interest)	$-	$25,000
Convertible notes payable issued May 31, 2019 (8% interest)	-	10,000
Convertible notes payable issued September 23, 2019 (8% interest)	18,000	-
Total face value	18,000	35,000
Less unamortized discount	-	-
Carrying value	$18,000	$35,000

Between March 4, 2019 and September 23, 2019, AAT issued convertible notes payable with an aggregate face value of $68,000 with a coupon rate of 8% to a related party. The agreements provided that in the event AAT is merged into Banjo (“Company”), at any time prior to the Maturity Date the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $.0033 per share.

The Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company recorded a beneficial conversion feature in the amount of $27,243 related to these notes. Additionally, for the nine months ended March 31, 2020 the Company recorded $26,111 in amortization of debt discount related to the BCF. For the nine months ended March 31, 2020 the Company recorded $3,979 in interest expense.

Between March 27, 2020 and March 31, 2020, holders of the convertible notes elected to convert $50,000 in principal and $2,000 in accrued interest into 15,757,576 shares of common stock. Since the shares have not been issued as of March 31, 2020, these amounts were held in common stock to be issued.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

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

As of March 31, 2020 and June 30, 2019, the Company has 3,113,638 and 0 shares of Series A Preferred Stock issued and outstanding, respectively. The balance of Preferred Stock at March 31, 2020 and June 30, 2019 was $31 and $0, respectively.

Common Stock

There have been no changes to the common stock for nine months ended March 31, 2020. The Company currently has 100,000,000 common shares authorized with a par value of $0.00001 per share. The number of shares outstanding at March 31, 2020 and June 30, 2019 was 69,584,149 and 0, respectively. The balance of Common Stock at March 31, 2020 and June 30, 2019 was $696 and $0, respectively.

Common Stock to be Issued

Between March 27, 2020 and March 31, 2020, holders of the convertible notes elected to convert $131,300 in principal and $4,439 in accrued interest into 41,133,030 shares of common stock. Since the shares have not been issued as of March 31, 2020, these amounts were held in common stock to be issued.

NOTE 9 – GOING CONCERN MATTERS

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2020 and June 30, 2019, the Company had $138,305 and $3,029 in cash and $195,853 and $33,849 in negative working capital, respectively. For the nine months ended March 31, 2020 and from inception (August 6, 2018) through March 31, 2019, the Company had a net loss of $589,157 and $54,370, respectively. For the three months ended March 31, 2020 and 2019, the Company had a net loss of $292,960 and $29,265, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE 10 – SUBSEQUENT EVENTS

Convertible notes issued

Between April 10, 2020 and April 23, 2020, AAT issued convertible notes payable with an aggregate face value of $3,000 with a coupon rate of 6%. The notes have a maturity date of six months. The agreements provided that in the event AAT is merged into Banjo (“Company”), at any time prior to the Maturity Date the holder has the option to convert the principal balance and any accrued interest at a conversion price of $.0033 per share.

Note conversions

On May 22, 2020, holders of convertible notes issued conversion notices to convert $20,000 in principal and $600 in accrued interest into 6,242,424 shares of common stock.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended June 30, 2019. The unaudited statements of operations for the nine months ended March 31, 2020 and from inception (August 6, 2018) through March 31, 2019 are compared in the sections below.

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

Exchange Agreement

On April 18, 2019, Banjo & Matilda, Inc, and American Aviation Technologies, LLC (“AAT”) entered into a Share Exchange Agreement (“Agreement”). The agreement, which was effective on September 30, 2019, was pursuant to which Banjo acquired 100% of our issued and outstanding membership units in exchange for the issuance of Banjo shares of its Series A Preferred Stock constituting 86.39% of the total voting power of Banjo capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, the Company became a wholly owned subsidiary of Banjo.

The Exchange Agreement was subject to the satisfaction of certain conditions as set forth in the Exchange Agreement.

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of March 31, 2020 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of March 31, 2020 and June, 30, 2019 there are no accounts receivable.

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

For the nine months ended March 31, 2020 and for the period from inception (August 6, 2018) through March 31, 2019, the Company has no revenue.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the nine months ended March 31, 2020, the Company recorded a BCF in the amount of $367,193.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $6,339 for the nine months ended March 31, 2020 and $4,882 for the period from inception (August 6, 2018) through March 31, 2019.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. There Company recorded advertising expenses in the amount of $1,211 for the nine months ended March 31, 2020 and $492 for the period from inception (August 6, 2018) through March 31, 2019.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs for the nine months ended March 31, 2020 and from inception (August 6, 2018) through March 31, 2019, respectively.

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

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the nine months ended March 31, 2020 versus the period from August 6, 2018 (Inception) through March 31, 2019 and the three months ended March 31, 2020 versus the three months ended March 31, 2019. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

Results of Operations

The following information represents our results of operations the three months ended March 31, 2020 versus the three months ended March 31, 2019.

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

	For the three months ended March 31, 2020 (Unaudited)	For the three months ended March 31, 2019 (Unaudited)	$	%

Operating expenses:
Research and development expense	$-	$2,900	$(2,900)	(100)%
Professional fees	48,250	23,665	(4,990)	(104)%
Other general and administrative expenses	73,409	2,508	100,477	2827%
Total operating expenses	121,659	29,073	(131,358)	100%

Loss from operations	(121,659)	(29,073)	(92,587)	318%

Other income (expense):
Amortization of debt discount	(152,423)	0	(152,423)	100%
Amortization of debt discount, related parties	(12,977)	0	(12,977)	100%
Interest expense	(4,545)	0	(4,545)	100%
Interest expense, related parties	(1,356)	(192)	(1,164)	606%
Total other income (expense)	(171,301)	(192)	(171,109)	89119%

Net loss	$(292,960)	$(29,265)	$(263,696)	901%

Research and Development Expenses

Total research and development expenses were $0 for the three months ended March 31, 2020 compared to $2,900 for the three months ended March 31, 2019. The decrease of 100% was due to the fact there were no research and development expenses in the current period as the incurred research and development expenses for the year incurred in the first quarter.

Professional Fees

Total professional fees were $48,250 for the three months ended March 31, 2020 compared to $23,665 for the three months ended March 31, 2019. The increase of 104% was due was due to incurring engineering, legal and accounting fees. The accounting and legal fees were primarily related to fulfilling financial reporting requirements.

Other general and administrative expenses

Total other general and administrative expenses were $73,409 for the three months ended March 31, 2020 compared to $2,508 for the three months ended March 31, 2019. The increase of 2827% was primarily due to consulting fees for new business development and incurring rent for new office space.

Other Expenses

Total other expenses were $171,301 for the three months ended March 31, 2020 compared to $192 for the three months ended March 31, 2019. Total other expenses consist of interest expense on debt and amortization of debt discount. The increase of 100% was due to the issuance of new debt.

Net loss

Total net loss was $292,960 for the three months ended March 31, 2020 compared to $29,265 for the three months ended March 31, 2019. The increase of 901% was due to increased professional fees primarily for fulfilling financial reporting requirements, office rent and interest expense related to new debt.

Nine months ended March 31, 2020 compared to the period from August 6, 2018 (Inception) through March 31, 2019

	For the nine months ended March 31, 2020 (Unaudited)	From Inception (August 6, 2018) through March 31, 2019 (Unaudited)	$	%

Operating expenses:
Research and development expense	$6,339	$4,882	$1,457	30%
Professional fees	114,668	46,361	68,307	147%
Other general and administrative expenses	141,945	2,935	139,010	4736%
Total operating expenses	262,952	54,178	(131,358)	242%

Loss from operations	(262,952)	(54,178)	(208,774)	385%

Other income (expense):
Amortization of debt discount	(286,375)	0	(286,375)	100%
Amortization of debt discount, related parties	(27,242)	0	(27,242)	100%
Interest expense	(8,609)	0	(8,609)	100%
Interest expense, related parties	(3,979)	(192)	(3,787)	1972%
Total other income (expense)	(326,205)	(192)	(326,013)	169798%

Net loss	$(589,157)	$(54,370)	$(534,787)	984%

Research and Development Expenses

Total research and development expenses were $6,339 for the nine months ended March 31, 2020 compared to $4,882 for the period from August 6, 2018 (Inception) through March 31, 2019.

Professional Fees

Total professional fees were $114,668 for the nine months ended March 31, 2020 compared to $46,361 for the period from August 6, 2018 (Inception) through March 31, 2019. The increase of 147% was due to incurring engineering, legal and accounting fees. The accounting and legal fees were primarily related to fulfilling financial reporting requirements.

Other general and administrative expenses

Total other general and administrative expenses were $141,945 for the nine months ended March 31, 2020 compared to $2,935 for the period from August 6, 2018 (Inception) through March 31, 2019. The increase of 4736% was primarily due to consulting fees for new business development and incurring rent for new office space.

Other Expenses

Total other expenses were $326,205 for the nine months ended March 31, 2020 compared to $192 for the period from August 6, 2018 (Inception) through March 31, 2019. The increase of 169798% was due to interest expense related to the issuance of new debt.

Net loss

Total net loss was $589,157 for the nine months ended March 31, 2020 compared to $54,370 for the period from August 6, 2018 (Inception) through March 31, 2019. The increase of 984% was due to increased professional fees primarily for fulfilling financial reporting requirements, office rent and interest expense related to new debt.

Operating Activities

Cash used in operations of $237,674 during the nine months ended March 31, 2020 was primarily a result of our $589,157 net loss reconciled with our net non-cash expenses relating to amortization of debt discount, accounts payable and accrued liabilities. Cash used in operations of $54,370 from August 6, 2018 (Inception) through March 31, 2019 was a result of our $54,370 net loss.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2020 was $372,950, which consisted of proceeds from the issuance of convertible debt in the amount of $339,950 and from the issuance of convertible debt, related party in the amount of $33,000. Net cash provided by financing activities from August 6, 2018 (Inception) through March 31, 2019 was $50,200, which consisted of proceeds from the sale of equity.

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2020 and June 30, 2019, the Company had $138,305 and $3,029 in cash and $195,853 and $33,849 in negative working capital, respectively. For the nine months ended March 31, 2020 and from inception (August 6, 2018) through March 31, 2019, the Company had a net loss of $589,157 and $54,370, respectively. For the three months ended March 31, 2020 and 2019, the Company had a net loss of $292,960 and $29,265, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

Off-Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Keith Duffy, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Duffy, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2020. Based on his evaluation, Mr. Duffy concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BANJO & MATILDA, INC.

Date: May 20, 2020	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

