Form 10-K
period 2020-06-30
XERIANT, INC.
filed 2020-09-30
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54277

XERIANT, INC.
(Exact name of registrant as specified in its charter).

BANJO & MATILDA, INC.
(Former name of registrant as specified in its charter).

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,152,295 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 30, 2020, the registrant had outstanding 69,584,149 shares of common stock.

Documents Incorporated by Reference: None.

Table of Content

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this Report only:

•	In this annual report, references to “Xeriant”, “Banjo”, “XERI”, “BANJ” or “the Company,” or “we,” or “us,” and “our” refer to Xeriant, Inc. or f/k/a Banjo & Matilda, Inc..

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

•	“SEC” refers to the Securities and Exchange Commission.

•	“Securities Act” refers to the Securities Act of 1933, as amended.

Table of Content

PART I.

Item 1. Business

Xeriant, Inc. (“Xeriant,” formerly known as “Banjo & Matilda, Inc.,” “Banjo,” “BANJ”) is a holding and operating company focused on acquiring, developing and commercializing technologies with applications in aerospace, including innovative aircraft concepts. The Company is located at the Research Park at Florida Atlantic University in Boca Raton, Florida.

Corporate History

The Company was originally incorporated in Nevada on December 18, 2009 under the name Eastern World Group, Inc. The name changed to Banjo & Matilda, Inc. on September 24, 2013. Effective June 22, 2020 the Company changed its name from Banjo & Matilda, Inc. to Xeriant, Inc.

On November 14, 2013, Eastern World Group, Inc. entered into a share exchange agreement (the “Exchange Agreement”) with Banjo & Matilda Pty Ltd, (“Banjo & Matilda”) and the shareholders of Banjo & Matilda (“B&M Shareholders”). Pursuant to the Exchange Agreement, 100% of the issued and outstanding capital stock of Banjo & Matilda was acquired, making it a wholly-owned subsidiary. In consideration for the purchase of 100% of the issued and outstanding capital stock of Xeriant, Inc. (f/k/a Banjo & Matilda) under the Exchange Agreement, the Company issued B&M Shareholders an aggregate of 24,338,872 restricted shares of common stock of the Company.

On July 1, 2015, the operations of Banjo & Matilda Pty Ltd were transferred to Banjo & Matilda (Australia) Pty Ltd., a wholly owned subsidiary of Xeriant, Inc. (f/k/a Banjo & Matilda).

Following the worldwide downturn of the retail clothing business model, in June of 2017, Xeriant (f/k/a Banjo) began to seek out additional businesses to acquire as subsidiaries to expand and refocus its operations to generate more revenue and profit. In June of 2017, Xeriant (f/k/a Banjo) began to seek out companies to acquire as additional subsidiaries to expand its business lines and generate more revenue and profit.

On September 20, 2017, Xeriant (f/k/a Banjo) entered into a Memorandum of Understanding for the acquisition of Spectrum King, LLC as a wholly-owned subsidiary, a pioneer of full spectrum LED grow lights, specialized in designing, manufacturing and selling high-end LED grow lights for indoor/greenhouse applications with both the Agriculture and Horticulture industries.

On March 19, 2018, Banjo entered into a Share Exchange Agreement with Spectrum King, LLC, however this transaction failed to close.

Table of Content

On April 16, 2019, Xeriant (f/k/a Banjo) entered into a Share Exchange Agreement with American Aviation Technologies, LLC (“AAT”), an aircraft design and development company focused on the emerging segment of the aviation industry of autonomous and semi-autonomous vertical take-off and landing (VTOL) unmanned aerial vehicles (UAVs).

On June 28, 2019, Xeriant (f/k/a Banjo) spun out two wholly-owned subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD.

On September 30, 2019, the acquisition of AAT closed and AAT became a wholly-owned subsidiary of Xeriant, Inc. (f/k/a Banjo & Matilda, Inc.). On June 22, 2020, the name was changed from Banjo & Matilda, Inc. to Xeriant, Inc. The Company will be referred to as “Xeriant, Inc.” and or “Xeriant” throughout the document.

OUR BUSINESS SUMMARY

Introduction

Throughout history, aerospace has been at the leading edge of many important technological, design and engineering breakthroughs. The ability to evolve and innovate has been a critical factor in the industry’s tremendous growth and led to a more prosperous and interconnected global economy. Aerospace continues to adapt to ongoing challenges and opportunities with technology-based solutions in the areas of design, safety, efficiency, maintenance and environmental impact. These advancements are producing next generation aircraft with more specialized features to serve niche markets and improve service in response to changing consumer demands, further demonstrating the industry’s commitment to expanding its traditional boundaries.

Table of Content

Company Strategy

Xeriant is a holding and operating company focused on acquiring, developing and commercializing revolutionary, eco-friendly technologies with applications in aerospace. These include innovative aircraft concepts targeting emerging opportunities within the aviation industry. The Company plans to take an active and disruptive role in the “third wave of aeronautics,” which includes the electrification of aerial transport and the development and integration of specialized aircraft with greatly reduced logistical footprints — allowing them to safely take-off and land significantly closer to (and even on top of) buildings. This will facilitate point-to-point on-demand and scheduled short-haul flights in congested urban environments, called urban air mobility (UAM).

Advancements in structural design, propulsion systems, materials, sensors, artificial intelligence (AI), batteries and high-speed connectivity have dramatically enhanced energy efficiency, acoustics, emissions, safety and autonomy, making feasible a broad range of electrically-powered VTOL (vertical takeoff and landing) capable aircraft, and transitioning aviation into a new era. Many of Xeriant’s “nextologies” will make personal air travel (for 1-4 passengers) far more affordable — providing safe, practical alternatives to traditional means of travel in a post-pandemic world.

Xeriant intends to acquire strategic interests in the most promising of these technological breakthroughs and next-generation aircraft configurations, leveraging the collective expertise of its growing international network of industry partnerships to accelerate the development of economically viable products that address specific market demands. The Company will identify prospective synergies between complementary and related technologies under its umbrella and promote constructive interaction and collaboration.

The Company is an OTC Markets publicly traded company trading under the stock symbol, XERI. As a holding company, Xeriant is positioned to own a portfolio of assets in a number of entities at various stages of maturity, including well-established revenue-generating enterprises. At this time, the Company is in active negotiations with several parties and performing due diligence.

The holding and operating company structure has several advantages and will enable the Company to grow rapidly, acquiring its assets primarily through acquisitions, joint ventures, strategic investments and licensing arrangements. As a publicly-traded holding company, Xeriant offers its subsidiaries such benefits as providing shareholder liquidity, improved access to capital, higher valuations and lower risk through the shared ownership of a diversified portfolio, while at the same time allowing these entities to maintain independence in their distinct operations to focus on their fields of expertise. Cost savings and efficiencies may be realized from sharing non-operational functions such as finance, legal, tax, marketing, human resources, purchasing power, as well as investor and public relations. In addition, leveraging the breadth of resources in a holding company structure provides increased access to financial markets with more favorable terms, allowing for the ability to invest in large-scale projects. Xeriant is selecting investments and acquisitions based on the potential impact of a company’s technology, the strength of its patents and other IP, the quality of its management team, and a demonstrated commitment to its vision with a clear path to profitability.

Industry Overview

The aerospace industry is proving that it can expand its traditional boundaries and meet today’s challenges with exciting new aircraft designs and business models. VTOL aircraft, which comprise a diverse array of small UAVs (unmanned aerial vehicles or drones) and larger airframes for passenger and cargo transport, are a vibrant aviation niche market, attracting substantial investment and spurring technological innovation in virtually every aspect of aircraft development. The quintessence of contemporary aeronautical science and engineering, these mostly electric aircraft (eVTOL) are leading the green transformation in air travel. Given the current state of battery technology, however, larger eVTOL aircraft designs must be optimized for efficiency, which includes reducing engine energy consumption and structural weight where possible, often through utilizing advanced composite materials, additive manufacturing (3D printing) processes for some components, and the miniaturization of electronics. Duration, speed and payload capacity of eVTOL aircraft are dependent on the energy density and weight of batteries. The use of electric aircraft is also being considered for regional routes, flights generally under 500 miles between smaller regional airports. Hybrid electric and fuel cell systems may bridge the transition from petroleum-based fuels to fully electric power from batteries.

Table of Content

Multirotor UAVs have proven to be a viable, low-cost alternative in many applications previously dominated by the helicopter, including surveying, inspections, aerial photography and videography. In the future, larger eVTOL aircraft such as air taxis are poised to become a replacement for light helicopters for inter and intracity passenger travel and cargo delivery and possibly even for military transport. Among the advantages are clean emissions, better acoustics, less complex flight controls, autonomous capability, increased safety on the ground, superior maneuverability and reduced expenses related to maintenance, repair and operations. Because of the explosive growth of VTOL aircraft development over the past few years and their likely ubiquity in the future, new regulations are being formulated to allow their safe integration into civil airspace. As with UAVs, the flights of all new aircraft in civil airspace must also be regulated and safely integrated through some type of low-altitude traffic management system. Stakeholders shaping this integration process include aircraft manufacturers, ride-sharing companies, governmental regulatory agencies and civil transportation authorities, all of whom are working toward establishing standards and overcoming the multitude of issues involved with its implementation. Key technologies impacting the development and implementation of autonomous guidance, navigation and flight control systems, deemed the next technological revolution in air transportation, are high speed (5G) data transmission and AI.

All of the game-changing trends and technical challenges cited above represent significant areas of opportunity for Xeriant, which is well-situated to play a leadership role in this critical transitional period in the evolution of aviation, and specifically the rapidly growing eVTOL aircraft industry. Below are some compelling statistics and forecasts in support of the development and future growth of electrically powered aircraft:

•	Investment bank Morgan Stanley forecasts a $1.5 trillion total addressable market for electrically powered autonomous passenger and cargo air transport vehicles by 2040.
•	Nearly half of all flights globally are short-haul routes, less than 500 miles, which presents a significant opportunity for electrically powered aircraft.
•	Almost 3,000 general aviation airports in the U.S. have no scheduled passenger flights but are being maintained by the federal government through funds appropriated by Congress.
•	These airports can be utilized for flights by electrically powered to connect underserved areas, ultimately creating a more distributed air transportation network.
•	Between now and 2040, there will be an estimated global demand for almost 40,000 new passenger and cargo aircraft, 75 percent of which are smaller airliners targeting short-haul routes, according to Airbus.
•	Optimization of airframe configurations to improve aerodynamics, including propulsion- airframe integration, can contribute as much as 20-25 percent in fuel consumption reduction.
•	In December 2019, the FAA (Federal Aviation Administration) issued new proposed rules for remote identification of unmanned aircraft, indicating its serious intent to integrate these aircraft systems into the national airspace.
•	Agility Prime was recently created by the U.S. Air Force to help accelerate the regulatory process for the integration of commercial advanced air mobility vehicles, like flying cars, into our air transportation system.
•	In June 2020, the FAA in collaboration with NASA (National Aeronautics and Space Administration) and industry organizations published the Concept of Operations for Urban Air Mobility to describe the envisioned operational environment that supports the expected growth of flight operations in urban areas.
•	The United Nations projects that by 2050, 68 percent of the world’s population will live in urban areas, up from 55 percent today, resulting in increased traffic congestion, stress and air pollution.
•	Airlines for America (A4A), the industry trade organization representing the leading U.S. airlines, has committed to the recommendations of the International Civil Aviation Organization (ICAO), the United Nations body that sets standards and recommended practices for international aviation, including carbon-neutral growth from 2020 with an aspirational goal of a 50 percent reduction in CO2 by 2050 relative to 2005 levels.
•	The Advisory Council for Aeronautics Research in Europe has set goals of a 75 percent reduction in CO2 emissions per passenger and a 65 percent reduction in perceived noise emissions by 2050.

Table of Content

The Research Park at Florida Atlantic University

In August 2019, Xeriant was approved by the Florida Atlantic Research and Development Authority to become a member and tenant of the Research Park at Florida Atlantic University (FAU) in Boca Raton, Florida, which is part of the university and adjacent to the Boca Raton Airport. FAU is one of the top engineering schools in the state, and part of the National Science Foundation’s Industry/University Cooperative Research Center Program called the Center for Advanced Knowledge Enablement (CAKE). The 70-acre Research Park, home to many technology companies and research-based organizations, is the site of Xeriant’s main office. FAU recently opened a center for Artificial Intelligence and Connected Assured Autonomy through their College of Engineering and Computer Science, which is applicable to advanced aircraft systems. The Company is engaging with FAU’s academic team, both faculty and students, to assist in screening and validating various technologies and to work together in a series of joint research initiatives. The relationship with FAU gives Xeriant tremendous credibility, since few companies are selected for membership in its research park, and may provide access to grant programs and financing opportunities. Universities continue to be an indispensable source for novel discoveries in science and technology, with an impressive history of innovations that changed the world. Research parks have become the intermediaries between these academic institutions and industry, a hybrid of two diverse cultures that fosters a dynamic innovation ecosystem of technology transfer, economic development and the generation of skilled labor. Faculty members often play a direct role in furthering the commercialization of technologies by starting their own companies.

Halo Aircraft

One VTOL concept currently in development by Xeriant is called Halo, a unique aerial platform that uses a powered lift ducted fan system to seamlessly transition from vertical to forward flight with superior operational flexibility.

Halo’s patented design features a pivoting ring-wing, dual shrouded contra-rotating impellers, a central axle-mounted payload compartment with a globular shape, designed for high visibility hemispherical viewing. The original patent application filed by the inventor goes back approximately ten years, preceding many other drone or UAV patent filings and claims. Because the Halo patent allowances include multiple rotors, and alternative propulsion and control systems, there is significant room for design flexibility. As a scalable platform, the aircraft’s size and capabilities can be expanded depending on the mission requirements, from a small frame UAV to possibly a heavy lift UAV or even a passenger transport aircraft. Halo, when fully developed, is expected to compete favorably with other VTOL aircraft in terms of speed, acoustics, payload, maneuverability, reliability, efficiency, duration and safety.

The Halo platform will be introduced as a small to medium size high-performance UAV, which is primarily intended for commercial applications such as surveillance or imagery. The strategy for initially introducing a UAV version of Halo includes low regulatory and certification hurdles, reduced development costs, and a relatively short timeline to market. The Halo aircraft was presented at the Space Florida Venture Forum in November 2019, where Xeriant was chosen to be a finalist out of approximately 70 companies.

Table of Content

Intellectual Property

Xeriant owns an eVTOL concept called Halo. All intellectual property rights to the Halo aircraft, both domestically and internationally, including patents and applications for patents, were acquired on October 2, 2018. A Halo aircraft utility patent was filed on September 28, 2018, which is a continuation of U.S. Patent Application Serial No. 12/157,180, filed June 5, 2008, which claims the benefit of and priority to U.S. Patent Application Serial No. 60/941,965, filed June 5, 2007, with both prior applications fully incorporated in their entireties and for all purposes. The Company received a Notice of Allowance from the U.S. Patent and Trademark Office dated June 10, 2019 on the major claims in the patent application, which indicates the agency’s intent to issue a patent. Xeriant received an additional Notice of Allowance dated June 22, 2020 covering additional Halo claims. The Company plans to file a design patent application with the U.S. Patent and Trademark Office for legal protection to cover the unique and distinct appearance or configuration of Halo, as well as file for trademarks to register the Xeriant brand name and intended use, logo design, and some expressions including tag lines.

Market Opportunity

Xeriant has identified multiple emerging areas of technology with exceptional market opportunity, which will be the basis for potential acquisitions, strategic partnerships or licensing arrangements. A number of early-stage technology companies, as well as established companies that have been confined to a limited geographical area, have developed breakthrough, high-market-potential technologies that are past the concept/seed capital stage. Some are already generating revenue while others have a clear path to sales or monetization. Many are acquisition targets or have the potential for a combination or roll-up. In some cases, their technology originated and was developed out of an academic environment. Most of these companies have dynamic management teams that would prefer to focus on their areas of expertise rather than deal with investors, raise capital or dedicate time to non-operational demands. As a strategic and financial partner, Xeriant could provide these companies with access to capital, liquidity through an exchange of equity for shares in a public company, new markets and synergistic contacts, and a state university relationship for research and grants, while maintaining their operational independence. Xeriant understands that the entrepreneurial spirit, passion and vision are critical to success, and can provide a complementary extension of the affiliate company’s management team, including strategic guidance and introductions, increased access to financial markets, and investor liquidity.

Target companies have disruptive technologies with applications in aerospace or innovative aircraft concepts with improved functional capabilities, efficiency, performance, sustainability and safety. The categories of technology include a broad range of disciplines impacting areas such as structural design, aerodynamics, propulsion systems, advanced materials, autonomy, artificial intelligence (AI), sensors, communications and navigation. These prospective target companies also should have significant upside potential, unique I/P, roll up or combination potential, are an acquisition target, have a quality team in place to execute their business plan, and need funding for execution or growth, etc.

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

Table of Content

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

The U.S. is the world’s leader in the deployment and development of military UAVs, with some of the most sought-after systems in the world. A decade of extensive operational work with UAVs has given the U.S. military tremendous experience with the architecture, design, and employment of UAV technology. Based on an assessment by Global Market Insights, the larger, higher value systems procured by the U.S. will drive the relative strength of the U.S. military market in the coming years. Military UAV manufacturing in the U.S. is led by General Atomics and Northrop Grumman with over 50 percent of the market. Spurred by new venture capital funding, UAV startups are continuing to enter the market while existing companies are consolidating, introducing new products and components, and shifting toward software and end-to end-solutions for niche markets to maintain market relevance. As UAVs become more widely deployed and accepted, regulatory agencies will need to begin identifying and tracking them as with other aircraft, ultimately bringing them into the air traffic networks. While there are 195 countries in the world, each at a different stage of UAV implementation, the UAV industry will likely be dominated by the largest economies, led by the U.S., China, Japan, Germany and the U.K. India will become the fastest growing commercial market for UAVs, having legalized their use in December 2018. According to a 2016 report by Goldman Sachs, the total market for UAV technologies over the five-year period from 2016-2020 is projected at $100 billion. Approximately 70% of this figure, or $70 billion, would be linked to military activities, while the commercial business, which represents the fastest growth sector, is projected to reach $13 billion over this period. Leading the growth in the commercial sector are the construction and agriculture industries, which require UAVs for mapping, inspections, surveying and maintenance.

Table of Content

UAVs were originally developed by the military to provide aerial surveillance without risk to personnel and evolved into highly capable aircraft for deployment in a variety of missions, including combat, replacing more expensive aircraft. The foundational technologies pioneered and implemented in military UAV programs, as well as smartphone technology and other advancements within the past decade, have enabled UAVs to become powerful tools and a cost effective, reliable and safer option in an expanding list of business applications across almost every industry. Among the areas experiencing dramatic improvements in recent years are electric propulsion, batteries, navigation systems, computer processing, camera systems, stabilization equipment, imaging sensors and analytics software. Many companies, realizing the value of UAVs, are incorporating them into their business processes, through purchasing complete hardware and software packages or through third party service providers. The growing commercial use of UAVs has led to the FAA and other agencies to begin formulating standards and regulations which will enable these aircraft to be identified by air traffic control and integrated into the National Airspace System. The benefits of UAV technology for commercial use will only be optimized, however, when both technological capabilities and regulations allow for fully autonomous operation beyond visual line of sight. Smart UAVs are the next big revolution in UAV technology, particularly with the arrival of 5G’s high-speed transmission across mobile networks. High-speed, secure wireless network connectivity, such as 5G, is required to safely expand UAV operations and unlock the true potential of UAVs in commercial applications. Latency, or transmission delay, is one of the technical issues which has limited fully autonomous deployment but can be almost completely overcome through 5G.

An application whose implementation will be dependent upon the development of autonomous enabling technologies is the use of UAVs in delivery services, or logistics. This application field is receiving significant attention and investment worldwide, and progress is being made on several fronts. According to analysts at Research and Markets, the market for delivery UAV services is projected to reach $29.06 billion by 2027. UAVs have the potential to change last-mile delivery economics for smaller and lighter packages as they could replace many deliveries currently made by traditional delivery vehicles. Since UAVs are not constrained by road infrastructure and congestion, they can theoretically deliver packages faster than a car/truck from a close-by storage location. UAVs can fly over difficult terrain, water or rural areas with poor infrastructure in many cases, or take a much shorter route. Improving the speed of package delivery with lower cost of operation and environmentally friendly technology using unmanned aerial transport systems is currently an area of intense interest among major e-commerce and mass market retailers like Amazon and Walmart, tech giants like IBM and Google, and logistics companies like DHL and UPS. Even some fast food restaurant chains like Domino’s are looking at the potential for food delivery using UAVs. Leading aircraft manufacturers, including Boeing, Airbus and Bell, have become involved with designing these unmanned vehicles and systems for package and cargo transport and delivery, with several prototypes in the process of field testing. Over the past few years, thousands of patents and applications for patents relating to UAV package delivery systems have been granted or filed. Halo plans to design a delivery system architecture to meet the challenges of this emerging field of application.

In addition to participating in the small UAV market, the Company will also begin to look at developing larger, scaled-up aircraft, both manned or unmanned, and other potential applications in aviation. The prospective VTOL applications include short-haul on-demand or scheduled passenger or cargo transport, called urban aerial mobility (UAM). Urban aerial transport vehicles are designed for efficient, low-altitude, inter- and intra-city flights through electrically powered VTOL aircraft (eVTOL). UAM is receiving the attention of major aircraft manufacturers like Airbus, Bell and Boeing, and transportation services companies like Uber, with several prototypes already built. While the technology to develop, produce and fly these aircraft on a manned or semi-autonomous basis is available today, and a number of companies are well along in the process, the actual implementation will likely take many years due to lagging regulatory and infrastructure reforms. Most of the major issues related to regulations, airspace integration and infrastructure that will impact the rollout and penetration of these UAM systems are being addressed and seem to be moving in the right direction. Fully autonomous versions are dependent on real time data transmission, such as 5G technology, and would be even further out. Given the expected lag in federal regulations, integration policies and infrastructure, the Company believes that it has the opportunity to become one of the early players in the urban aerial mobility (UAM) market, which may include air taxi service, personal air travel, air ambulance and cargo transportation. Anticipating the materialization of this new market, well-established aircraft manufacturers and entrepreneurial entries, are in the process of designing and developing short and medium range VTOL-capable aerial vehicles for civilian on-demand and scheduled point-to-point urban transport. These companies want to be part of this emerging aviation segment that is considered to represent the next frontier in commercial aviation. According to a 2018 study by Booz Allen Hamilton, over $1 billion in investment has already been directed to these companies. The convergence of several key trends has enabled the viability of lightweight VTOL aircraft as an option in urban transit, if only on a limited or niche basis. An optimistic scenario by Goldman Sachs projected the demand for air taxis worldwide amounting to $70 billion annually by 2035, requiring an overall production capacity of 50,000 new aircraft a year. John Langford, President and founder of Boeing’s Aurora Flight Sciences, believes an operational air taxi system could make its debut in the mid-2020’s.

Table of Content

Another VTOL market that may be targeted is the more powerful long-range, heavy lift manned commercial or military transport aircraft, which is dominated by the helicopter. New aircraft designed for this market would be built for payload capacity, higher altitude and endurance, are likely to be powered by engines used for conventional manned aircraft with similar performance requirements. There have been very few successful aircraft designs in this general category, particularly designs that have matched the capabilities of heavy lift helicopters, however the U.S. military’s adoption of the V-22 Osprey and V-280 Valor, as well as the AW609’s anticipated entry in civilian transport service, have renewed the interest in powered lift aircraft configurations. According to research firms ReportBuyer and GlobalData, the global helicopter market, which includes both military and commercial aircraft, was valued at $31.5 billion in 2017 and is projected to increase to $40.4 billion by 2027. The U.S. military’s Future Vertical Life (FVL) initiative, established in 2009, was a plan to replace the aging fleet of helicopters with a new family of next-generation rotorcraft.

Development Strategy

Xeriant plans to acquire and develop innovative technologies, including specialized aircraft concepts, with a clear plan toward commercialization. The Company’s relationship with Florida Atlantic University can provide a collaborative research arm for those technologies that require additional validation and the backing of a respected research institution for credibility. The university can provide access to various grants through the SBIR (Small Business Innovation Research), STTR (Small Business Technology Transfer, NSF (National Science Foundation) and other programs, and if warranted, introductions into a number of government agencies, such as DOD (Department of Defense) and DARPA (Defense Advanced Research Projects Agency). Xeriant can also set up strategic alliances with companies that provide complementary technologies or access to new markets. Many of the companies that have developed these technologies or aircraft concepts are constantly seeking capital and in need of investor liquidity, which Xeriant can provide, allowing them to accelerate their development timelines.

Xeriant’s Halo platform, which will be introduced as a small, high-performance UAV, would primarily be used for consumer and commercial applications and operate under Part 107 of FAA regulations. The strategy for initially manufacturing a mini-UAV version of Halo includes low regulatory and certification hurdles, reduced development costs, a relatively short timeline to market, and proof of concept validation, which will assist in the development of future scaled up models. The Halo UAV could be used for military purposes will likely be developed in coordination with the Department of Defense (DOD), with mission-specific transport, offensive or defensive capabilities and integrated within the military’s existing air support structure. The niche opportunities for Halo may include ISR operations, communications relay or even tactical weapons delivery. According to its FY 2019 budget request, the DOD is looking specifically for UAVs that can improve the situational awareness of small units and that are able to perform complex missions in urban environments such as reconnoitering a building.

Table of Content

Xeriant will follow commonly accepted aircraft development processes and methods in the design and engineering of any specialized aircraft, including Halo. After outlining the specific performance objectives and depending on the particular aircraft’s stage of development, the Company’s multidisciplinary engineering team and consultants will concentrate on further developing the conceptual design, concentrating on fundamental aerodynamics and the main structural and mechanical components of the aircraft. Using a project management approach, the goal is to complete the conceptual design through a digital mock-up within six months, and a more detailed design and functioning prototype by the end of the following 12 months. Computer-generated 3D modeling and simulations will be used to configure a basic functioning aircraft that will lift, hover, and transition to forward flight, as well as help determine if modifications will be needed to the airframe or movable surfaces to promote stability and maneuverability. In the next phase of design, the team (internal and external) will focus on developing the supporting systems, including propulsion, navigational and control systems, payloads, and optimization of all elements of the aircraft. The analysis involved in this level of the development process will include CFD (computational fluid dynamics), MBD (multibody dynamics) and FEA (finite element analysis) to determine the aircraft’s performance under various conditions. A series of UAV prototypes will be fabricated, revised and field tested over several months to demonstrate proof of concept. After the preliminary design phase is completed, and with a working model, the Company can seek strategic alliances, joint ventures or licensing agreements for certification, manufacturing and distribution of particular aircraft for the various respective applications.

CONSIDERATIONS RELATED TO OUR BUSINESS

Item 1A. Risk Factors

The Company is in its development stage and has limited operating history.

The Company has limited operating history. The Company will need to continue building its organization and team to competently evaluate and develop sophisticated aerospace and other technologies, including new aircraft. Since the new members of the team will not have worked together, there will likely be personnel changes as the Company proceeds, which may cause disruptions in workflow. The Company is also in the process of building out its location, which will require proper implementation of security protocols, IT infrastructure, a project management system, policies and procedures, in addition to meeting the demanding reporting requirements as a new public company. These challenges will place additional demands on management’s time which may create temporary delays in executing the Company’s business plan or in the development process.

The Company anticipates significant operating losses into the future and additional capital may be required.

Since the Company is still in the process of acquiring and developing technologies, including a new type of aircraft, there is no revenue and there will be significant operating losses into the foreseeable future. There is no assurance that the Company will be able to raise the capital that will be required to sustain operations and execute its business plan, which involves raising capital for acquisitions. Furthermore, any equity or debt financings, if available at all, may be on terms which are not favorable to the Company (and therefore its shareholders) and, in the case of a new equity offering by the Company, existing shareholders will be diluted unless they purchase their proportionate share of the equity offering. If adequate capital is not available on economically viable terms and conditions, the Company’s business, operating results and financial condition may be materially adversely affected.

There is no assurance that the Company or its affiliates will be able to accomplish the design and engineering needed to demonstrate that the technologies, including the Halo aircraft, will perform or operate as planned.

Because of unanticipated technological hurdles or the inability to assemble a qualified team to address these challenges, the Company may not be able to meet the technology performance objectives that are needed to be competitive in the various targeted markets.

Table of Content

The development timeline for certain technologies, including the Halo aircraft, could expand.

Due to unexpected challenges, the length of time to develop certain technologies, including a new aircraft, may become expanded, causing cost overruns and potentially demanding the infusion of large amounts of capital and other financing, which may not be available. Because of the long timeline, there is also uncertainty regarding the uniqueness or advantages of the technologies at the time they are introduced into the market.

Some technologies, such as the Halo aircraft platform, are still being developed and specific market applications have not been finalized.

Because some of the anticipated technologies will be in an early stage of development, such as the Halo aircraft, there is no certainty as to which market applications will be prioritized and targeted as well as the associated timelines and costs involved when the Company reaches that point of determination after a technology has been proven. There is no assurance that the required selling price of our aircraft or its various models will be competitive.

The Company will face significant industry competition.

Most of the targeted technologies will face significant competition from industry leaders who control most of the aerospace industry. The Halo aircraft will compete with hundreds of domestic and international aircraft companies, many well-capitalized, including some who are among the largest aerospace companies in the world, developing VTOL aircraft. The Company could face significant competition from companies who have developed or are developing alternative technologies that could render any acquired technologies, including the Halo aircraft, less competitive than planned. Many existing potential competitors are well-established, have or may have longer-standing relationships with customers and potential business partners, have or may have greater name recognition, and have or may have access to substantially greater financial, technical and marketing resources.

The Company is dependent on key personnel.

The success of the Company depends on its ability to identify, hire, train and retain highly qualified, specialized and experienced management and technical personnel. In addition, as the Company enters new areas of aerospace technology, it will need to hire additional highly skilled personnel. Competition for personnel with the required knowledge, skill and experience may be significant, and the Company may not be able to attract, assimilate or retain such personnel. The inability to attract and retain the necessary managerial and technical personnel could have a material adverse effect on the business, results of operations and financial condition of the Company.

Operations could be adversely affected by interruptions from suppliers of components that are beyond the Company’s control.

Whenever possible, the Company intends to use tested and certified systems, components and parts developed and manufactured by third-party suppliers. The Company’s technology development could be adversely affected by interruptions in the supply of these components. If any of these third parties experience difficulties, it may have a direct negative impact on our development process.

Table of Content

Success of the Company is dependent upon it keeping pace with the advances in technology.

The Company is positioned as a technology company. Some of its initiatives will be dependent on the technology of other companies. Systems and components may be impacted by rapid changes in technology, including the emergence of new industry standards and practices that could require the Company to make modifications to its platform. The performance of the Company will depend, in part, on its ability to continue to enhance its existing technology or develop new technology that addresses the increasingly sophisticated and varied needs of the market, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost effective basis. The development of the Company’s proprietary technology entails significant technical as well as business risks. The Company may be unsuccessful in using new technologies effectively or adapting its systems or other proprietary technology to the requirements of emerging industry standards. If the Company is unable to adapt to these changes and demands, the results of operations and financial condition could be materially and adversely affected.

The Company could face liability or disruption from security breaches.

The Company’s technology and development process involves the storage of critical, secure and proprietary information. The Company’s computer infrastructure is potentially vulnerable to both physical and electronic invasions, such as cyberattacks and security breaches. The Company will be required to expend significant capital and other resources to defend against and lessen or correct the adverse effects of these invasions. Any such invasion could result in significant damage to the Company. A person who is able to circumvent the security measures employed by the Company could capture proprietary information; alter or destroy the information of the Company; or cause interruptions of the operations of the Company.

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

Intellectual property litigation may be necessary in the future to enforce the intellectual property rights of the Company, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement by the Company. Other companies, including competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with the ability of the Company to make, use or sell its products and services. Any such litigation by or against the Company, whether the claims are valid or not, could result in the Company incurring substantial costs and diversion of resources, including the attention of senior management. If the Company is unsuccessful in such legal proceedings, the Company could be subjected to significant damages; be required to license technology that is critical to the operations of the Company, if a license is available at a cost which the Company can pay; or be required to develop replacement technologies at substantial cost to the Company in money and time. Any of these results could materially and adversely affect the business, results of operations and financial condition of the Company.

Table of Content

The Company has broad discretion in the use of the offering proceeds.

The Company has broad discretion with respect to the specific application of the net proceeds of this offering. Currently, the Company intends to apply the net proceeds of this offering toward technology acquisitions and development, including aircraft, as well as working capital for operations. There can be no assurance that determinations ultimately made by the Company relating to the specific allocation of the net proceeds will permit the Company to achieve its business objectives.

Many of the regulations involving the planned applications of UAV and VTOL aircraft are still being established.

The USDOT, FAA (Federal Aviation Administration) and other agencies at the federal, state and local levels are beginning to address some of the numerous certification, regulatory and legal challenges associated with unmanned aerial systems (UAS) and urban air mobility. A comprehensive set of standards and enforcement procedures for these new transport systems will need to be developed. Urban mobility aircraft and their operators must undergo rigorous testing and certification, which may require new or modified airworthiness certification standards. These aircraft will also need to comply with existing regulations or be the subject of new regulations to cover their activities. Current regulations govern operating BVLOS (beyond visual line of sight), passenger transport, operating over people and public streets, privacy, transporting commercial cargo across state lines and instrument-based flight. The integration of UAS and UAM into the National Airspace System and air traffic management is a critical factor, requiring a remote identification process for these aircraft. The FAA’s Unmanned Aircraft System Integration Pilot Program (IPP) will provide certification necessary to operate UAVs for certain applications. It is uncertain how new or changed laws and regulations will affect the introduction of the Halo aerial platform into the marketplace. The time and costs involved in obtaining these certifications and regulatory compliance may adversely impact the development process.

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

There is no assurance that there will be a liquid public market for our stock.

Although we expect our common stock to be eligible for quotation on the OTCQB in the near future, there may not be an active trading market in such stock. In addition, there can be no assurance that a regular and established market will be developed and maintained. There can also be no assurance as to the level of liquidity of any market for our common stock or the prices at which our stockholders may be able to sell their shares.

Table of Content

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

Our common stock is expected to continue to trade on the over-the-counter (OTC) market. The Company is a development-stage company with no present revenues, so the trading price of our common stock may remain below $5.00. So long as our common stock trades below $5.00 per share, the stock will be treated as a “penny stock.” Broker-dealers who sell penny stocks to their established customers must deliver a disclosure schedule explaining the penny stock market and the risks associated with investing in penny stocks prior to any transaction. Additional restrictions apply to broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided by the broker-dealer to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers may be discouraged from dealing with our common stock if they have to bear these additional burdens, which could severely limit the market liquidity of the common stock and the ability of our stockholders to sell their shares.

Our stock price is likely to be volatile.

The market price for our common stock will be influenced by many factors and will be subject to significant fluctuations in response to variations in our operating results and other factors such as investor perceptions of the prospects for the aerospace industry, especially as it relates to VTOL (Vertical Take-Off and Landing) aircraft, UAS (Unmanned Aerial Systems), economic conditions, the financial markets, the regulatory environment, and/or changes in management.

There will be a substantial number of shares eligible for future sale because of the reverse merger with American Aviation Technologies, LLC.

The Company issued 3,113,637 shares of our Series A Preferred Stock in the Exchange. Each preferred share is convertible into 1,000 common shares. Once converted, all of these common shares will constitute “restricted shares” within the meaning of Rule 144 under the Securities Act of 1933. All of these shares are eligible for resale under Rule 144 based on the six-month anniversary of the closing of the merger, subject to the Company being fully reported and following Rule 144 requirements. The sale, or availability for sale, for the foregoing shares could adversely affect the market price of our common stock or impair our ability to raise capital through future sales of our common stock.

Table of Content

MANAGEMENT

Officers and Directors

Our directors will serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one year and serves until their successor is duly elected and qualified, or until they are removed from office. Our board of directors has no nominating, auditing or compensation committees.

The name and position of our officers and directors are set forth below:

Keith Duffy, Chairman of the Board and CEO

Keith Duffy has over thirty years of experience in investment banking, management, finance, strategic planning and operations, and has been a principal in a number of start-up companies. He arranged the merger of American Aviation Technologies with a public company and established the relationship with Florida Atlantic University (FAU), preparing the white paper that was presented to the Research Park at FAU Authority. He was formerly the founder and CEO of a public company and the founder and CEO of two bank holding companies, a software development company and a biotech company now trading on NASDAQ. Mr. Duffy trained to be a private pilot when he was 16 years old and worked at an FBO at the Palm Beach International Airport after college to further his knowledge of the aviation industry. He has held a variety of management, accounting and finance positions over the years. He has been a licensed securities broker and currently holds a real estate license and a NMLS mortgage broker’s license in Florida. He has also served on the Florida Bar Grievance Committee. Mr. Duffy attended Wake Forest University and Rollins College, where he earned a B.A. Degree in Business Administration and Mathematics in 1982.

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

Pablo Lavigna, Chief Technology Officer

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

Table of Content

Brian Carey, Chief Financial Officer

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

Edward C. DeFeudis, Director

Mr. DeFeudis is a venture investor and serial entrepreneur spanning multiple industries. His investments focus on late seed, bridge and Series A rounds. He has a knack for understanding complex disruptive technology and enjoys finding rare opportunities that create first mover advantage. Mr. DeFeudis is a financial professional who has served on the executive management team and board of directors of several early-stage companies. He has structured and secured multiple financings while serving as point person to investors, funds, and investments banks, which has led to hundreds of millions of dollars in capital formation. He is extremely detail oriented, and understands complex legal positioning.

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

Table of Content

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Pink quotation under the symbol “XERI.”

Shares of our common stock have historically been thinly traded, and currently there is no active trading market for our common stock. As a result, our stock price as quoted by the OTC Pink may not reflect an actual or perceived value. The following table sets forth the approximate high and low bid prices for our common stock for the last two fiscal years and interim periods. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Bid	Low Bid

July 1, 2019 through September 30, 2019	$0.0610	$0.0038
October 1, 2019 through December 31, 2019	$0.0499	$0.0220
January 1, 2020 through March 31, 2020	$0.0370	$0.0150
April 1, 2020 through June 30, 2020	$0.0899	$0.0165

Period	High Bid	Low Bid

July 1, 2018 through September 30, 2018	$0.0100	$0.0030
October 1, 2018 through December 31, 2018	$0.0060	$0.0020
January 1, 2019 through March 31, 2019	$0.0030	$0.0020
April 1, 2019 through June 30, 2019	$0.0200	$0.0020

Our Transfer Agent

Olde Monmouth Stock Transfer Company, with offices at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716, is the transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of September 30, 2020, there are approximately 151 holders of record of our common stock.

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

Table of Content

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

There was no stock issued in fiscal year ended 2019 or fiscal year ended 2020.

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

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the fiscal years ended June 30, 2020 and 2019. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

Table of Content

Executive summary

Xeriant, Inc. (“Xeriant,” formerly known as “Banjo & Matilda, Inc.,” “Banjo,” “BANJ”) is a holding and operating company focused on acquiring, developing and commercializing technologies with applications in aerospace, including innovative aircraft concepts. The Company is located at the Research Park at Florida Atlantic University in Boca Raton, Florida.

The Company was originally incorporated in Nevada on December 18, 2009 under the name Eastern World Group, Inc. The name changed to Banjo & Matilda, Inc. on September 24, 2013. Effective June 22, 2020 the Company changed its name from Banjo & Matilda, Inc. to Xeriant, Inc.

On November 14, 2013, Eastern World Group, Inc. entered into a share exchange agreement (the “Exchange Agreement”) with Banjo & Matilda Pty Ltd, (“Banjo & Matilda”) and the shareholders of Banjo & Matilda (“B&M Shareholders”). Pursuant to the Exchange Agreement, 100% of the issued and outstanding capital stock of Banjo & Matilda was acquired, making it a wholly-owned subsidiary. In consideration for the purchase of 100% of the issued and outstanding capital stock of Xeriant, Inc. (f/k/a Banjo & Matilda) under the Exchange Agreement, the Company issued B&M Shareholders an aggregate of 24,338,872 restricted shares of common stock of the Company.

On July 1, 2015, the operations of Banjo & Matilda Pty Ltd were transferred to Banjo & Matilda (Australia) Pty Ltd., a wholly owned subsidiary of Xeriant, Inc. (f/k/a Banjo & Matilda).

Following the worldwide downturn of the retail clothing business model, in June of 2017, Xeriant (f/k/a Banjo) began to seek out additional businesses to acquire as subsidiaries to expand and refocus its operations to generate more revenue and profit. In June of 2017, Xeriant (f/k/a Banjo) began to seek out companies to acquire as additional subsidiaries to expand its business lines and generate more revenue and profit.

On September 20, 2017, Xeriant (f/k/a Banjo) entered into a Memorandum of Understanding for the acquisition of Spectrum King, LLC as a wholly-owned subsidiary, a pioneer of full spectrum LED grow lights, specialized in designing, manufacturing and selling high-end LED grow lights for indoor/greenhouse applications with both the Agriculture and Horticulture industries.

On March 19, 2018, Banjo entered into a Share Exchange Agreement with Spectrum King, LLC, however this transaction failed to close.

On April 16, 2019, Xeriant (f/k/a Banjo) entered into a Share Exchange Agreement with American Aviation Technologies, LLC (“AAT”), an aircraft design and development company focused on the emerging segment of the aviation industry of autonomous and semi-autonomous vertical take-off and landing (VTOL) unmanned aerial vehicles (UAVs).

On June 28, 2019, Xeriant (f/k/a Banjo) spun out two wholly-owned subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD.

On September 30, 2019, the acquisition of AAT closed and AAT became a wholly-owned subsidiary of Xeriant, Inc. (f/k/a Banjo & Matilda, Inc.). On June 22, 2020, the name was changed from Banjo & Matilda, Inc. to Xeriant, Inc. The Company will be referred to as “Xeriant, Inc.” and or “Xeriant” throughout the document.

Table of Content

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

Exchange Agreement

On April 16, 2019, Xeriant, Inc. (f/k/a Banjo & Matilda, Inc (“Banjo”), and American Aviation Technologies, LLC (“AAT”) entered into a Share Exchange Agreement (“Agreement”). The agreement, which was effective on September 30, 2019, was pursuant to which Banjo acquired 100% of our issued and outstanding membership units in exchange for the issuance of Banjo shares of its Series A Preferred Stock constituting 86.39% of the total voting power of Banjo capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, AAT became a wholly owned subsidiary of Banjo.

The Exchange Agreement was subject to the satisfaction of certain conditions as set forth in the Exchange Agreement.

AAT is a Florida limited liability company that is an aircraft design and development company dedicated to advancing aeronautical safety and performance through new and innovative concepts.

Table of Content

Fiscal Year 2020 Results of Operations Compared with Fiscal Year 2019

	For the Year Ended June 30, 2020	From Inception (August 6, 2018) through June 30, 2019	$	%

Operating expenses:
General and administrative expenses	$94,013	$11,682	$82,331	705%
Professional fees	137,250	64,311	72,939	113%
Related party consulting fees	125,100	-	125,100	100%
Research and development expense	6,376	8,384	(2,008)	-24%
Total operating expenses	362,739	84,377	278,362	330%

Loss from operations	(362,739)	(84,377)	(278,362)	330%

Other income (expense):
Amortization of debt discount	(324,034)	-	(324,034)	100%
Amortization of debt discount, related parties	(27,242)	-	(27,242)	100%
Interest expense	(9,722)	-	(9,722)	100%
Interest expense, related parties	(3,983)	(378)	(3,605)	954%
Gain on forgiveness of accounts payable	28,156	-	28,156	100%
Total other income (expense)	(336,825)	(378)	(336,447)	89007%

Net loss	$(699,564)	$(84,755)	$(614,809)	725%

General and administrative expenses

Total general and administrative expenses were $94,013 for the year ended June 30, 2020 compared to $11,682 for the period from inception (August 6, 2018) through June 30, 2019. The increase of 705% was primarily due to an increase in consulting fees for new business development and incurring rent for new office space.

Table of Content

Professional Fees

Total professional fees were $137,250 for the year ended June 30, 2020 compared to $64,311 for the period from inception (August 6, 2018) through June 30, 2019. The increase of 113% was due was due to incurring engineering, legal and accounting fees. The accounting and legal fees were primarily related to fulfilling financial reporting requirements.

Related Party Consulting Fees

Total related party consulting fees were $125,100 for the year ended June 30, 2020 compared to $0 for the period from inception (August 6, 2018) through June 30, 2019. The consulting fees consisted of (i) $73,400 paid to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $44,700 paid to AMP Web services, a company owned by Pablo Lavigna, CTO and (iii) $7,000 paid to Keystone Business Development Partners, a company owned by Brian Carey, CFO. The increase of 100% was due to services beginning in the current fiscal year.

Research and Development Expenses

Total research and development expenses were $6,376 for the year ended June 30, 2020 compared to $8,384 for the period from inception (August 6, 2018) through June 30, 2019. The research and development fees were paid to an inventor to work on the Vertical Take-Off and Landing (“VTOL”) Halo Aircraft Technology. The decrease of 24% was due to the fact that most of the contract fees were incurred in the prior period.

Other Income (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes and gain on forgiveness of accounts payable. Total other income (expenses) were $336,825 for the year ended June 30, 2020 compared to $378 for the period from inception (August 6, 2018) through June 30, 2019. The increase was due to the issuance of new debt.

Net loss

Total net loss was $699,564 for the year ended June 30, 2020 compared to $84,755 for the period from inception (August 6, 2018) through June 30, 2019. The increase of 725% was due to increased professional fees primarily for fulfilling financial reporting requirements, office rent and expenses related to new debt.

Liquidity and Capital Resources

As of June 30, 2020, we had a cash balance of $38,893 and negative working capital of $53,532. Our net loss of $699,564 in the year ended June 30, 2020 was mostly funded by proceeds raised from financings. We will need to raise working capital (or refinance existing short-term debt to long-term debt) to fund operations. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital will likely cause us to cease operations.

During the fiscal year 2020, our operating activities used $349,586 of net cash compared to using $82,171 of net cash flow in our operating activities during fiscal year 2019. This difference primarily resulted from the increase of operations.

Table of Content

Commitments for Capital Expenditures

To date, our operations have been funded primarily through private investors. Some of these investors have verbally committed additional funding for the Company, as needed. We have had a number of discussions with broker-dealers regarding the funding required to execute the Company’s business plan, which is to acquire and develop breakthrough technologies or business interests in those companies that have developed these technologies. We are in the process of issuing an offering document to obtain the funding for certain acquisitions that are in the discussion stages.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements, which include the accounts of the Company and American Aviation Technologies, LLC, its subsidiary, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiary, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in US dollars. The fiscal year end is June 30.

Principles of Consolidation

The consolidated financial statements include the accounts of Xeriant, Inc. and American Aviation Technologies, LLC. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to (i) the valuation of beneficial conversion features associated with convertible debt and (ii) our incremental borrowing rate, estimated to be 10%, used to calculate the present value of our lease payments. Actual results could differ from these estimates.

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

Table of Content

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of June 30, 2020 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of June 30, 2020 and 2019 there are no accounts receivable.

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

For the year ended June 30, 2020 and for the period from inception (August 6, 2018) through June 30, 2019, the Company has no revenue.

Table of Content

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the year ended June 30, 2020, the Company recorded a BCF in the amount of $379,693.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $6,376 for the year ended June 30, 2020 and $8,384 for the period from inception (August 6, 2018) through June 30, 2019.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $1,211 for the year ended June 30, 2020 and $4,882 for the period from inception (August 6, 2018) through June 30, 2019.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs for the year ended June 30, 2020 and $4,882 for the period from inception (August 6, 2018) through June 30, 2019.

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

Table of Content

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, we are not required to furnish information under this Item 7A.

Table of Content

Item 8. Financial Statements and Supplementary Data

XERIANT, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Table of Content

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Xeriant, Inc. f/k/a Banjo & Matilda, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xeriant, Inc. f/k/a Banjo & Matilda, Inc. (the “Company”) as of June 30, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2020 and for the period from inception (August 6, 2018) through June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the year ended June 30, 2020 and for the period from inception (August 6, 2018) through June 30, 2019, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2019

Lakewood, CO

September 30, 2020

Table of Content

XERIANT, INC. AND SUBSIDIARY (FORMERLY BANJO & MATILDA, INC.)

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2020	As of June 30, 2019
Assets
Current assets
Cash	$38,893	$3,029
Deposits and prepaids	13,893	-
Total current assets	52,786	3,029

Operating lease right-of-use asset	206,111	-
Total assets	$258,897	$3,029

Liabilities & stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$27,621	$377
Accrued liability, related party	9,000	1,500
Convertible notes payable, net of discount	32,734	-
Convertible notes payable, related party, net of discount	-	35,000
Lease liability, current	36,963	-
Total current liabilities	106,318	36,877

Lease liability, long-term	183,803	-
Total liabilities	290,121	36,877

Commitments and contingencies (Note 7)

Stockholders’ deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 shares authorized; 3,500,000 designated; 3,113,637 and 0 shares issued and outstanding at June 30, 2020 and 2019, respectively	31	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 69,584,149 and 0 shares issued and outstanding at June 30, 2020 and 2019, respectively	696	-
Common stock to be issued	372,397	-
Additional paid in capital	379,971	50,907
Accumulated deficit	(784,319)	(84,755)
Total stockholders’ deficit	(31,224)	(33,848)
Total liabilities and stockholders’ deficit	$258,897	$3,029

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

XERIANT, INC. AND SUBSIDIARY (FORMERLY BANJO & MATILDA, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	From Inception (August 6, 2018) through
	June 30, 2020	June 30, 2019

Operating expenses:
General and administrative expenses	$94,013	$11,682
Professional fees	137,250	64,311
Related party consulting fees	125,100	-
Research and development expense	6,376	8,384
Total operating expenses	362,739	84,377

Operating loss	(362,739)	(84,377)

Other income (expense):
Amortization of debt discount	(324,034)	-
Amortization of debt discount, related party	(27,242)	-
Interest expense	(9,722)	-
Interest expense, related party	(3,983)	(378)
Gain on forgiveness of accounts payable	28,156	-
Total other (expense)	(336,825)	(378)

Net loss	$(699,564)	$(84,755)

Net loss per common share - basic and diluted	$(0.01)	$-

Weighted average number of common shares outstanding - basic and diluted	52,426,414	-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED JUNE 30, 2020

AND FROM INCEPTION (AUGUST 6, 2018) THROUGH JUNE 30, 2019

					Additional	Common
	Preferred Stock		Common Stock		Paid in	stock to be	Accumulated
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Total
Inception, August 6, 2018	-	$-	-	$-	$-		$-	$-

Shareholder contribution	-	-	-	-	200		-	200

Sale of equity	-	-	-	-	50,000		-	50,000

Issuance of equity for services	-	-	-	-	707		-	707

Net Loss	-	-	-	-	-		(84,755)	(84,755)

Balance June 30, 2019	-	-	-	-	50,907	-	(84,755)	(33,848)

Effect of reverse merger	3,113,637	31	69,584,149	696	(50,629)	-		(49,902)

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	379,693	-	-	379,693

Convertible notes and accrued interest converted into common stock	-	-	-	-	-	300,035	-	300,035

Convertible notes and accrued interest, related party converted into common stock	-	-	-	-	-	72,362	-	72,362

Net Loss	-	-	-	-	-		(699,564)	(699,564)

Balance June 30, 2020	3,113,637	$31	69,584,149	$696	$379,971	372,397	$(784,319)	$(31,224)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

XERIANT, INC. AND SUBSIDIARY(FORMERLY BANJO & MATILDA, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30, 2020	From Inception (August 6, 2018) through June 30, 2019
Cash Flows from Operating Activities
Net Loss	$(699,564)	$(84,755)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock compensation		707
Amortization of debt discount	324,034	-
Amortization of debt discount, related parties	27,242	-
Gain on forgiveness of accounts payable	(28,156)
Operating lease right-of-use asset	14,654	-
Changes in operating assets & liabilities		-
Deposits and prepaids	(13,893)	-
Accounts payable and accrued expenses	4,892	1,877
Accrued expenses, related parties	21,205	-
Net cash used by operating activities	(349,586)	(82,171)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	352,450	35,000
Proceeds from convertible notes payable, related party	33,000	-
Proceeds from sale of equity	-	50,200
Net cash provided by financing activities	385,450	85,200

Increase in Cash	35,864	3,029

Cash at beginning of period	3,029	-

Cash at end of period	$38,893	$3,029

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$372,397	$-
Beneficial conversion feature arising from convertible notes payable	$379,693	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

XERIANT, INC. AND SUBSIDIARY (FORMERLY BANJO & MATILDA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Xeriant, Inc. (“Xeriant,” formerly known as “Banjo & Matilda, Inc.,” “Banjo,” “BANJ”) is a holding and operating company focused on acquiring, developing and commercializing technologies with applications in aerospace, including innovative aircraft concepts. The Company is located at the Research Park at Florida Atlantic University in Boca Raton, Florida.

The Company was originally incorporated in Nevada on December 18, 2009 under the name Eastern World Group, Inc. The name changed to Banjo & Matilda, Inc. on September 24, 2013. Effective June 22, 2020 the Company changed its name from Banjo & Matilda, Inc. to Xeriant, Inc.

On November 14, 2013, Eastern World Group, Inc. entered into a share exchange agreement (the “Exchange Agreement”) with Banjo & Matilda Pty Ltd, (“Banjo & Matilda”) and the shareholders of Banjo & Matilda (“B&M Shareholders”). Pursuant to the Exchange Agreement, 100% of the issued and outstanding capital stock of Banjo & Matilda was acquired, making it a wholly-owned subsidiary. In consideration for the purchase of 100% of the issued and outstanding capital stock of Xeriant, Inc. (f/k/a Banjo & Matilda) under the Exchange Agreement, the Company issued B&M Shareholders an aggregate of 24,338,872 restricted shares of common stock of the Company.

On July 1, 2015, the operations of Banjo & Matilda Pty Ltd were transferred to Banjo & Matilda (Australia) Pty Ltd., a wholly owned subsidiary of Xeriant, Inc. (f/k/a Banjo & Matilda).

Following the worldwide downturn of the retail clothing business model, in June of 2017, Xeriant (f/k/a Banjo) began to seek out additional businesses to acquire as subsidiaries to expand and refocus its operations to generate more revenue and profit. In June of 2017, Xeriant (f/k/a Banjo) began to seek out companies to acquire as additional subsidiaries to expand its business lines and generate more revenue and profit.

On September 20, 2017, Xeriant (f/k/a Banjo) entered into a Memorandum of Understanding for the acquisition of Spectrum King, LLC as a wholly-owned subsidiary, a pioneer of full spectrum LED grow lights, specialized in designing, manufacturing and selling high-end LED grow lights for indoor/greenhouse applications with both the Agriculture and Horticulture industries.

On March 19, 2018, Banjo entered into a Share Exchange Agreement with Spectrum King, LLC, however this transaction failed to close.

On April 16, 2019, Xeriant (f/k/a Banjo) entered into a Share Exchange Agreement with American Aviation Technologies, LLC (“AAT”), an aircraft design and development company focused on the emerging segment of the aviation industry of autonomous and semi-autonomous vertical take-off and landing (VTOL) unmanned aerial vehicles (UAVs).

On June 28, 2019, Xeriant (f/k/a Banjo) spun out two wholly-owned subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD.

On September 30, 2019, the acquisition of AAT closed and AAT became a wholly-owned subsidiary of Xeriant, Inc. (f/k/a Banjo & Matilda, Inc.). On June 22, 2020, the name was changed from Banjo & Matilda, Inc. to Xeriant, Inc. The Company will be referred to as “Xeriant, Inc.” and or “Xeriant” throughout the document.

Table of Content

Xeriant is a holding and operating company focused on acquiring, developing and commercializing revolutionary, eco-friendly technologies with applications in aerospace. These include innovative aircraft concepts targeting emerging opportunities within the aviation industry. The Company plans to take an active and disruptive role in the “third wave of aeronautics,” which includes the electrification of aerial transport and the development and integration of specialized aircraft with greatly reduced logistical footprints — allowing them to safely take-off and land significantly closer to (and even on top of) buildings. This will facilitate point-to-point on-demand and scheduled short-haul flights in congested urban environments, called urban air mobility (UAM).

Advancements in structural design, propulsion systems, materials, sensors, artificial intelligence (AI), batteries and high-speed connectivity have dramatically enhanced energy efficiency, acoustics, emissions, safety and autonomy, making feasible a broad range of electrically-powered VTOL (vertical takeoff and landing) capable aircraft, and transitioning aviation into a new era. Many of Xeriant’s “nextologies” will make personal air travel (for 1-4 passengers) far more affordable — providing safe, practical alternatives to traditional means of travel in a post-pandemic world.

Xeriant intends to acquire strategic interests in the most promising of these technological breakthroughs and next-generation aircraft configurations, leveraging the collective expertise of its growing international network of industry partnerships to accelerate the development of economically viable products that address specific market demands. The Company will identify prospective synergies between complementary and related technologies under its umbrella and promote constructive interaction and collaboration.

The Company is an OTC Markets publicly company trading under the stock symbol, XERI. As a holding company, Xeriant is positioned to own a portfolio of assets in a number of entities at various stages of maturity, including well-established revenue-generating enterprises. At this time, the Company is in active negotiations with several parties and performing due diligence.

The holding and operating company structure has several advantages and will enable the Company to grow rapidly, acquiring its assets primarily through acquisitions, joint ventures, strategic investments and licensing arrangements. As a publicly-traded holding company, Xeriant offers its subsidiaries such benefits as providing shareholder liquidity, improved access to capital, higher valuations and lower risk through the shared ownership of a diversified portfolio, while at the same time allowing these entities to maintain independence in their distinct operations to focus on their fields of expertise. Cost savings and efficiencies may be realized from sharing non-operational functions such as finance, legal, tax, marketing, human resources, purchasing power, as well as investor and public relations. In addition, leveraging the breadth of resources in a holding company structure provides increased access to financial markets with more favorable terms, allowing for the ability to invest in large-scale projects. Xeriant is selecting investments and acquisitions based on the potential impact of a company’s technology, the strength of its patents and other IP, the quality of its management team, and a demonstrated commitment to its vision with a clear path to profitability.

Table of Content

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements, which include the accounts of the Company and American Aviation Technologies, LLC, its subsidiary, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiary, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in US dollars. The fiscal year end is June 30.

Principles of Consolidation

The consolidated financial statements include the accounts of Xeriant, Inc. and American Aviation Technologies, LLC. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to (i) the valuation of beneficial conversion features associated with convertible debt and (ii) our incremental borrowing rate, estimated to be 10%, used to calculate the present value of our lease payments. Actual results could differ from these estimates.

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

Table of Content

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of June 30, 2020 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of June 30, 2020 and 2019 there are no accounts receivable.

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

For the year ended June 30, 2020 and for the period from inception (August 6, 2018) through June 30, 2019, the Company has no revenue.

Table of Content

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the year ended June 30, 2020, the Company recorded a BCF in the amount of $379,693.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $6,376 for the year ended June 30, 2020 and $8,384 for the period from inception (August 6, 2018) through June 30, 2019.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. There Company recorded advertising expenses in the amount of $1,211 for the year ended June 30, 2020 and $4,882 for the period from inception (August 6, 2018) through June 30, 2019.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs for the year ended June 30, 2020 and $4,882 for the period from inception (August 6, 2018) through June 30, 2019.

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

Table of Content

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Table of Content

NOTE 3 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leases 2,911 square feet of office space located at Innovation Centre No. 1, 3998 FAU Boulevard, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019 through January 1, 2025 in which the first three months of rent are abated. The following table illustrates the base rent amounts over the term of the lease:

Base
Rent Periods	Rent
February 1, 2020 to October 1, 2020	$4,367
November 1, 2020 to October 1, 2021	$4,498
November 1, 2021 to October 1, 2022	$4,633
November 1, 2021 to October 1, 2022	$4,771
November 1, 2023 to October 1, 2024	$4,915
November 1, 2024 to January 1, 2025	$5,063

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in other general and administrative expenses on the statements of operations. At inception the Company paid prepaid rent in the amount of $4,659, which was netted against the operating lease right-of-use asset balance until it was applied in February 2020.

Right-of- use asset is summarized below:

June 30, 2020
Office lease	$220,448
Less accumulated amortization	(14,337)
Right-of-use asset, net	$206,111

Operating lease liability is summarized below:
June 30, 2020
Office lease	$220,766
Less: current portion	(36,963)
Long term portion	183,803

Maturity of the lease liability is as follows:
Fiscal year ending June 30, 2021	$56,920
Fiscal year ending June 30, 2022	58,635
Fiscal year ending June 30, 2023	60,392
Fiscal year ending June 30, 2024	62,201
Fiscal year ending June 30, 2025	37,112
275,260
Present value discount	(54,494)
Lease liability	$220,766

Table of Content

NOTE 4 – EXCHANGE AGREEMENT

On April 18, 2019, Xeriant, Inc. (f/k/a Banjo & Matilda, Inc.), and American Aviation Technologies, LLC entered into a Share Exchange Agreement (“Agreement”). The agreement, which was effective on September 30, 2019, was pursuant to which Banjo acquired 100% of our issued and outstanding membership units in exchange for the issuance of Banjo shares of its Series A Preferred Stock constituting 86.39% of the total voting power of Banjo capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, the Company became a wholly owned subsidiary of Banjo.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount, as of June 30, 2020 was $32,734 as summarized below:

The following table illustrates the carrying values for the convertible notes payable as of June 30, 2020:

	June 30,	June 30,
Convertible Notes Payable, Related Party	2020	2019
Convertible notes payable issued March 2, 2020 (6% interest)	$22,000	$-
Convertible notes payable issued March 3, 2020 (6% interest)	10,000	-
Convertible notes payable issued March 7, 2020 (6% interest)	1,650	-
Convertible notes payable issued March 10, 2020 (6% interest)	15,000	-
Convertible notes payable issued April 9, 2020 (6% interest)	1,000	-
Convertible notes payable issued April 23, 2020 (6% interest)	2,000	-
Convertible notes payable issued May 11, 2020 (6% interest)	1,500	-
Convertible notes payable issued June 29, 2020 (6% interest)	8,000	-
Total face value	61,150	-
Less unamortized discount	(28,416)	-
Carrying value	$32,734	$-

Between September 27, 2019 and June 30, 2020, AAT issued convertible notes payable with an aggregate face value of $352,450 with a coupon rate of 6%. The notes have a maturity date of six months. The agreements provided that in the event AAT is merged into Banjo (“Company”), at any time prior to the Maturity Date, the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $.0033 per share. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock at a price of $.0033 per share.

Table of Content

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company recorded a beneficial conversion feature in the amount of $352,450 related to these notes. Additionally, for the year ended June 30, 2020 the Company recorded $324,034 in amortization of debt discount related to the BCF. For the year ended June 30, 2020 the Company recorded $9,722 in interest expense.

Between March 27, 2020 and June 30, 2020, holders of the convertible notes converted $291,300 in principal and $8,735 in accrued interest into 90,919,827 shares of common stock. Since the shares have not been issued as of June 30, 2020, these amounts were held in common stock to be issued.

NOTE 6 –RELATED PARTY TRANSACTIONS

Convertible Notes Payable, Related Party

The following table illustrates the carrying values for the convertible notes payable, related party as of June 30, 2020 and June 30, 2019:

	June 30,	June 30,
Convertible Notes Payable, Related Party	2020	2019
Convertible notes payable issued March 4, 2019 (8% interest)	$-	$25,000
Convertible notes payable issued May 31, 2019 (8% interest)	-	10,000
Total face value	-	35,000
Less unamortized discount	-	-
Carrying value	$-	$35,000

Between March 4, 2019 and September 23, 2019, AAT issued convertible notes payable with an aggregate face value of $68,000 with a coupon rate of 8% to a related party. The agreements provided that in the event AAT is merged into Banjo (“Company”), at any time prior to the Maturity Date the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $.0033 per share. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock at a price of $.0033 per share.

The Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company recorded a beneficial conversion feature in the amount of $27,243 related to these notes. Additionally, for the year ended June 30, 2020 the Company recorded $27,242 in amortization of debt discount related to the BCF. For the year ended June 30, 2020 the Company recorded $3,983 in interest expense.

Table of Content

NOTE 6 –RELATED PARTY TRANSACTIONS (CONTINUED)

Between March 27, 2020 and June 30, 2020, the holder of the convertible notes elected to convert $68,000 in principal and $4,361 in accrued interest into 21,927,636 shares of common stock. Since the shares have not been issued as of June 30, 2020, these amounts were held in common stock to be issued.

Other Related Party Transactions

During the year ended June 30, 2020, the Company paid Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, $73,400 for consulting services.

During the year ended June 30, 2020, the Company paid AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna, $35,700 for consulting services. As of June 30, 2020, the Company accrued $9,000 owed for May and June 2020 services.

During the year ended June 30, 2020, the Company paid Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey, $7,000 for consulting services.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

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

As of June 30, 2020 and 2019, the Company has 3,113,637 and 0 shares of Series A Preferred Stock issued and outstanding, respectively. The balance of Preferred Stock at June 30, 2020 and 2019 was $31 and $0, respectively.

Table of Content

NOTE 8 – EQUITY (CONTINUED)

Common Stock

The Company currently has 100,000,000 common shares authorized with a par value of $0.00001 per share. The number of shares outstanding at June 30, 2020 and 2019 was 69,584,149 and 0, respectively. The balance of Common Stock at June 30, 2020 and 2019 was $696 and $0, respectively.

Common Stock to be Issued

Between March 27, 2020 and June 30, 2020, holders of the convertible notes elected to convert $359,300 in principal and $13,097 in accrued interest into 112,847,463 shares of common stock. Since the shares have not been issued as of June 30, 2020, these amounts were held in common stock to be issued.

NOTE 9 – GOING CONCERN MATTERS

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2020 and 2019, the Company had $38,893 and $3,029 in cash and $53,532 and $33,848 in negative working capital, respectively. For the year ended June 30, 2020 and from inception (August 6, 2018) through June 30, 2019, the Company had a net loss of $699,564 and $84,755, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE 10 – INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At June 30, 2020 and 2019, the significant components of the deferred tax assets are summarized below:

	2020	2019

Deferred income tax asset
Net operation loss carryforwards	$2,929,710	$2,782,710
Book to tax differences in intangible assets	(95)	—
Total deferred income tax asset	2,929,615	2,782,710
Less: valuation allowance	(2,929,615)	(2,782,710)
Total deferred income tax asset	$—	$—

Table of Content

Income tax expense reflected in the consolidated statements of income consist of the following for 2020 and 2019:

	2020	2019
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	—	—
State	—	—

Income tax expense	$—	$—

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of June 30, 2020.

NOTE 11 – SUBSEQUENT EVENTS

Note conversions

Between September 2, 2020 and September 10, 2020, Notes with an aggregate principal balance of $49,650 plus $1,434 in accrued interest automatically converted into 15,480,000 shares of common stock. As of the date of the filing, these shares have not been issued and are classified in common stock to be issued.

Share Issuances

On August 26, 2020, the Company issued 4,090,909 shares of common stock for services valued at $13,500 or $0.033 per share.

On July 31, 2020 and September 8, 2020, the Company issued an aggregate 112,847,466 shares of common stock for the conversion of $359,300 in principal plus $13,096 in accrued interest. This debt was converted during the year ended June 30, 2020 but the conversion were categorized in common stock to be issued as of June 30, 2020.

On September 8, 2020, 63,249 shares of Series A Preferred Stock were converted into 36,358,000 shares of common stock.

Table of Content

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

Table of Content

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

At June 30, 2020, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2020, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

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

Our management has conducted an evaluation, under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of June 30, 2020. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Keith Duffy concluded that our internal controls over financial reporting are not effective due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our material weaknesses relate to the following:

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

Table of Content

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Table of Content

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Xeriant, Inc.

The following sets forth information about our directors and executive officers:

Name	Age	Position
Keith Duffy	59	Chairman of the Board and Chief Executive Officer

Brian Carey	47	Chief Financial Officer

Edward C. DeFeudis	47	Director

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

Table of Content

Brian Carey, CFO

Brian Carey is an entrepreneur and business development specialist who built and ran a successful accounting, tax and business management firm for over 30 years. He started a financial management/insurance and investment firm in 1984, then expanded it to add accounting, tax preparation and business planning and management services in 1986 called Carey Associates Accounting and Tax Services. More recently, Mr. Carey was the owner and manager of BCGR Tax and Financial Services. This company also provides business start-up and development services to a limited number of client/partner companies. He holds a Bachelor of Accounting Degree from Penn State University

Edward C. DeFeudis, Director

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

The Company’s common stock is traded on OTCPink under the symbol “XERI,” and is delinquent in its SEC filings. The OTCPink trading platform does not maintain any standards regarding the “independence” of the directors for our Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

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

Table of Content

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to our fiscal year ended June 30, 2020.

Table of Content

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

None.

Outstanding Equity Awards at Fiscal Year End

For the year ended June 30, 2020, no director or executive officer has received compensation from the Registrant pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

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

Option Exercises and Fiscal Year-End Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2020, or held any outstanding stock options as of June 30, 2020.

Incentive Plan

The Registrant does not have any equity compensation plans.

Employment Agreements

None

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The table below sets forth as of September 30, 2020, information with respect to beneficial ownership of the Company’s common stock by:

•	Each person known to the Company to own beneficially more than 5% of our outstanding common stock, either before or immediately after the merger.

•	Each of the post-Merger directors and executive officers of the Company.

•	All of our post-Merger directors and executive officers as a group.

Table of Content

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to any warrants or options that are presently exercisable or exercisable within 60 days of September 30, 2020, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The numbers reflected in the percentage ownership columns are based on a fully diluted basis of the Company’s common stock outstanding after a conversion of the Series A Preferred Stock into Common Shares. The persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Table of Content

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by BF Borgers CPA, PC for professional services rendered for the fiscal year ended June 30, 2020 and 2019:

Fiscal Year Ended
	June 30,	June 30,
	2020	2019
Audit Fees	$14,500	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$14,500	$-

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

Our Board of Directors has reviewed and discussed with BF Borgers CPA P.C. (“BF”), our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2020 and 2019. The Board of Directors also has discussed with BF the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from BF required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Farber Hass Hurley LLP its independence from our company.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2020 for filing with the SEC.

Table of Content

PART IV

Item 15. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

31.1

Certification of the principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

Table of Content

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XERIANT, INC.

Date: September 30, 2020	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive Officer)

Date: September 30, 2020	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

