Form 10-Q
period 2020-09-30
XERIANT, INC.
filed 2020-11-16
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2020, the Registrant had outstanding 225,880,524 shares of common stock.

XERIANT, INC. AND SUBSIDIARY

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

XERIANT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

XERIANT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2020 (Unaudited)	As of June 30, 2020
Assets
Current assets
Cash	$42,058	$38,893
Deposits and prepaids	13,321	13,893
Total current assets	55,379	52,786

Operating lease right-of-use asset	197,228	206,111
Total assets	$252,607	$258,897

Liabilities & stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$26,812	$27,621
Accrued liabilities, related party	12,000	9,000
Convertible notes payable, net of discount	29,046	32,734
Lease liability, current	38,320	36,963
Total current liabilities	106,178	106,318

Lease liability, long-term	173,826	183,803
Total liabilities	280,004	290,121

Commitments and contingencies (Note 7)

Stockholders’ deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 shares authorized; 3,500,000 designated; 3,074,279 and 3,113,637 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	31	31
Common stock, $0.00001 par value; 100,000,000 shares authorized; 225,880,524 and 69,584,149 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	2,256	696
Common stock to be issued	51,145	372,397
Additional paid in capital	1,030,562	379,971
Accumulated deficit	(1,111,391)	(784,319)
Total stockholders’ deficit	(27,397)	(31,224)
Total liabilities and stockholders’ deficit	$252,607	$258,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2020	For thethree months ended September 30, 2019

Operating expenses:
General and administrative expenses	$35,970	$834
Professional fees	20,600	10,560
Consulting fees - related party	36,500	-
Research and development expense	-	6,339
Total operating expenses	93,070	17,733

Operating loss	(93,070)	(17,733)

Other expenses:
Amortization of debt discount	(45,961)	-
Interest expense	(1,087)	(1,202)
Interest expense, related party	-	(230)
Loss on settlement of debt	(186,954)	-
Total other (expense)	(234,002)	(1,432)

Net loss	$(327,072)	$(19,165)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	118,378,360	69,584,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

					Additional	Common stock
	Preferred Stock		Common Stock		Paid in	to be	Accumulated
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Total
Balance June 30, 2020	3,113,637	$31	69,584,149	$696	$379,971	$372,397	$(784,319)	$(31,224)

Common stock issued for prior period conversions of principal and interest	-	-	112,847,466	1,127	371,270	(372,397)	-	-

Conversion of convertible notes and accrued interest	-	-	-	-	-	51,145	-	51,145

Conversion of Series A Preferred to Common Stock	(39,358)	-	39,358,000	393	(393)	-	-	-

Relative fair value of warrants issued with convertible debt	-	-	-	-	36,407	-	-	36,407

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	42,893	-	-	42,893

Common stock issued for services	-	-	4,090,909	40	200,414	-	-	200,454

Net Loss	-	-	-	-	-		(327,072)	(327,072)

Balance September 30, 2020	3,074,279	$31	225,880,524	$2,256	$1,030,562	$51,145	$(1,111,391)	$(27,397)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2019	-	$-	-	$-	$50,907	$(84,756)	$(33,849)

Effect of reverse merger	3,113,637	31	69,584,149	696	(50,629)	-	(49,902)

Net Loss	-	-	-	-	-	(19,165)	(19,165)

Balance September 30, 2019	3,113,637	$31	69,584,149	$696	$278	$(103,921)	$(102,916)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended September 30, 2020	For the three months ended September 30, 2019
Cash Flows from Operating Activities
Net Loss	$(327,072)	$(19,165)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of debt discount	45,961	-
Loss on settlement of debt	186,954
Operating lease right of use asset	262	-
Changes in operating assets & liabilities		-
Prepaid expenses	572
Accounts payable and accrued expenses	17,188	(332)
Accrued expenses, related parties	-	264
Net cash used by operating activities	(76,135)	(19,233)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	79,300	153,000
Proceeds from convertible notes payable, related party	-	33,000
Net cash provided by financing activities	79,300	186,000

Increase in Cash	3,165	166,767

Cash at beginning of period	38,893	3,029

Cash at end of period	$42,058	$169,796

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$51,145	$-
Warrants issued with convertible notes payable	$36,407	$-
Beneficial conversion feature arising from convertible notes payable	$42,893	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY (FORMERLY BANJO & MATILDA, INC.)

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

The holding and operating company structure has several advantages and will enable the Company to grow rapidly, acquiring its assets primarily through acquisitions, joint ventures, strategic investments and licensing arrangements. As a publicly-traded holding company, Xeriant offers its subsidiary such benefits as providing shareholder liquidity, improved access to capital, higher valuations and lower risk through the shared ownership of a diversified portfolio, while at the same time allowing these entities to maintain independence in their distinct operations to focus on their fields of expertise. Cost savings and efficiencies may be realized from sharing non-operational functions such as finance, legal, tax, marketing, human resources, purchasing power, as well as investor and public relations. In addition, leveraging the breadth of resources in a holding company structure provides increased access to financial markets with more favorable terms, allowing for the ability to invest in large-scale projects. Xeriant is selecting investments and acquisitions based on the potential impact of a company’s technology, the strength of its patents and other IP, the quality of its management team, and a demonstrated commitment to its vision with a clear path to profitability.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited consolidated condensed financial statements have been included. Such adjustments are of a normal, recurring nature. The unaudited condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These financial statements should be read in conjunction with the company’s latest annual financial statements.

Principles of Consolidation

The condensed consolidated unaudited financial statements include the accounts of Xeriant, Inc. and its wholly owned subsidiary American Aviation Technologies, LLC, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation. These financial statements should be read in conjunction with the company’s latest annual financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of beneficial conversion features and warrants associated with convertible debt. Actual results could differ from these estimates.

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of September 30, 2020 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of September 30, 2020 and June 30, 2019 there are no accounts receivable.

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

For the three months ended September 30, 2020 and 2019, the Company had no revenue.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the three months ended September 30, 2020, the Company recorded a BCF in the amount of $42,893.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $0 and $6,339 for the three months ended September 30, 2020 and 2019, respectively.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. There were no advertising costs during the three months ended September 30, 2020 and 2019.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs during the three months ended September 30, 2020 and 2019.

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

The ASU will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company has assessed the impact of this standard. The Company entered into a new lease agreement commencing on November 1, 2019 and implemented this guidance on November 1, 2019.

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

Right-of-use asset is summarized below:

September 30, 2020
Office lease	$220,448
Less: accumulated amortization	(23,220)
Right-of-use asset, net	$197,228

Operating lease liability is summarized below:
September 30, 2020
Office lease	$212,146
Less: current portion	(38,320)
Long term portion	173,826

Maturity of the lease liability is as follows:
Fiscal year ending June 30, 2021	$42,969
Fiscal year ending June 30, 2022	58,635
Fiscal year ending June 30, 2023	60,392
Fiscal year ending June 30, 2024	62,201
Fiscal year ending June 30, 2025	37,112
261,309
Present value discount	(49,163)
Lease liability	$212,146

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The carrying values of convertible notes payable, net of discount, as of September 30, 2020 and June 30, 2020 was $29,046 and $32,734, respectively, as summarized below.

Convertible Notes Payable	September 30, 2020	June 30, 2020
Convertible notes payable issued March 2, 2020 (6% interest)	$-	$22,000
Convertible notes payable issued March 3, 2020 (6% interest)	-	10,000
Convertible notes payable issued March 7, 2020 (6% interest)	-	1,650
Convertible notes payable issued March 10, 2020 (6% interest)	-	15,000
Convertible notes payable issued April 9, 2020 (6% interest)	-	1,000
Convertible notes payable issued April 23, 2020 (6% interest)	2,000	2,000
Convertible notes payable issued May 11, 2020 (6% interest)	1,500	1,500
Convertible notes payable issued June 29, 2020 (6% interest)	8,000	8,000
Convertible notes payable issued July 3, 2020 (6% interest)	2,000	-
Convertible notes payable issued July 20, 2020 (6% interest)	3,300	-
Convertible notes payable issued August 10, 2020 (6% interest)	20,000	-
Convertible notes payable issued August 25, 2020 (6% interest)	5,000	-
Convertible notes payable issued August 26, 2020 (6% interest)	5,000	-
Convertible notes payable issued September 15, 2020 (6% interest)	20,000	-
Convertible notes payable issued September 23, 2020 (6% interest)	4,000	-
Convertible notes payable issued September 24, 2020 (6% interest)	20,000	-
Total face value	90,800	61,150
Less unamortized discount	(61,754)	(28,416)
Carrying value	$29,046	$32,734

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Notes issued between September 27, 2019 and July 20, 2020

Between September 27, 2019 and July 20, 2020, AAT issued convertible notes payable with an aggregate face value of $357,750 with a coupon rate of 6%. The notes have a maturity date of six months. The agreements provided that in the event AAT is merged into Banjo (“Company”), at any time prior to the Maturity Date, the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $.0033 per share. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock at a price of $.0033 per share.

The Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company recorded a beneficial conversion feature in the amount of $357,750 related to these notes.

Between March 27, 2020 and September 10, 2020, holders of the convertible notes converted $340,950 in principal and $10,231 in accrued interest into 106,418,414 shares of common stock. As of September 30, 2020, 90,919,829 shares have been issued. The remaining 15,498,585 is recorded in common stock to be issued.

Notes issued between August 10, 2020 and September 24, 2020

Between August 10, 2020 and September 24, 2020, the Company issued convertible notes payable with an aggregate face value of $74,000 with a coupon rate of 6%. The notes have a maturity date of three months. The agreements provided the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $.025 per share. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock at a price of $.025 per share.

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

In connection with the notes, the Company issued warrants indexed to an aggregate 2,960,000 shares of common stock. The warrants have a term of three years and an exercise price of $.025. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $36,407.

The Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. After the allocation of $36,407 to the warrants, the remaining $37,593 in proceeds resulted in a beneficial conversion feature recorded in additional paid-in capital. Both the BCF and warrants resulted in a debt discount and are amortized over the life of the note.

Amortization of debt discount and interest expense related to all notes

For the three months ended September 30, 2020, the Company recorded $45,961 and $0 in amortization of debt discount related to the notes. For the three months ended September 30, 2020 and 2019, the Company recorded $1,087 and $1,202 in interest expense related to the notes, respectively.

NOTE 6 –RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2020, the Company paid Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy, $15,500 for consulting services.

During the three months ended September 30, 2020, the Company paid AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna, $4,500 for consulting services. On August 26, 2020, the Company issued 4,090,909 shares of common stock for payment of $13,500 for services performed in May, June and July 2020. As of September 30, 2020, $4,500 due for September services is recorded in accrued liabilities, related party.

During the three months ended September 30, 2020, the Company owed $7,500 to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. The amount owed is recorded in accrued liabilities, related party.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 8 – EQUITY

Common Stock

During the three months ended September 30, 2020, the Company issued 112,847,466 shares of common stock for the conversion of $359,300 in principal and $13,097 in accrued interest.

On August 26, 2020, the Company issued 4,090,909 shares of common stock for payment of $13,500 for services performed in May, June and July 2020. The shares were valued at $200,454 or $0.049 per share. As of result the Company recorded a loss on settlement in debt in the amount of $186,954.

During the three months ended September 30, 2020, certain holders of preferred stock converted 39,358 shares into 39,358,000 shares of common stock.

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

During the three months ended September 30, 2020, certain holders of preferred stock converted 39,358 shares into 39,358,000 shares of common stock.

As of September 30, 2020 and June 30, 2020, the Company has 3,074,279 and 3,113,637 shares of Series A Preferred Stock issued and outstanding, respectively. The balance of Preferred Stock at September 30, 2020 and June 30, 2020 was $31.

NOTE 9 – GOING CONCERN MATTERS

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2020 and June 30, 2020, the Company had $42,058 and $38,893 in cash and $50,799 and $53,532 in negative working capital, respectively. For the three months ended September 30, 2020 and 2019, the Company had a net loss of $327,072 and $19,165, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE 10 – SUBSEQUENT EVENTS

Convertible note

On October 5, 2020, the Company issued a convertible note payable with a face value of $10,000 with a coupon rate of 6%. The note has a maturity date of three months. The agreement provides the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $.025 per share. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock at a price of $.025 per share. In connection with the notes, the Company issued warrants indexed to 400,000 shares of common stock.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended June 30, 2020. The unaudited statements of operations for the three months ended September 30, 2020 and 2019 are compared in the sections below.

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

Principles of Consolidation

The condensed consolidated unaudited financial statements include the accounts of Xeriant, Inc. and its wholly owned subsidiary American Aviation Technologies, LLC, collectively referred to as the Company. All material intercompany accounts, transactions and profits were eliminated in consolidation. These financial statements should be read in conjunction with the company’s latest annual financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of beneficial conversion features and warrants associated with convertible debt. Actual results could differ from these estimates.

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of September 30, 2020 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of September 30, 2020 and June 30, 2019 there are no accounts receivable.

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

For the three months ended September 30, 2020 and 2019, the Company had no revenue.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the three months ended September 30, 2020, the Company recorded a BCF in the amount of $42,893.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $0 and $6,339 for the three months ended September 30, 2020 and 2019, respectively.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. There were no advertising costs during the three months ended September 30, 2020 and 2019.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs during the three months ended September 30, 2020 and 2019.

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

The ASU will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted, and is applicable on a modified. The Company entered into a new lease agreement commencing on November 1, 2019 and implemented this guidance on November 1, 2019.

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

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	Change ($)	Change (%)

Operating expenses:
General and administrative expenses	$35,970	$834	$35,136	4213%
Professional fees	20,600	10,560	10,040	95%
Related party consulting fees	36,500	0	36,500	100%
Research and development expense	0	6,339	(6,339)	-100%
Total operating expenses	93,070	17,733	75,337	425%

Loss from operations	(93,070)	(17,733)	(75,337)	425%

Other income (expense):
Amortization of debt discount	(45,961)	0	(45,961)	100%
Interest expense	(1,087)	(1,202)	115	-10%
Interest expense, related parties	0	(230)	230	-100%
Loss on settlement of debt	(186,954)	0	(186,954)	100%
Total other income (expense)	(234,002)	(1,432)	(232,570)	16241%

Net loss	$(327,072)	$(19,165)	$(307,908)	1607%

General and Administrative Expenses

Total general and administrative expenses were $35,970 for the three months ended September 30, 2020 compared to $834 for the three months ended September 30, 2019. The increase of $35,136 was due to the ramp up of operations including rent expense for a facilities lease and corporate and listing expenses.

Professional Fees

Total professional fees were $20,600 for the three months ended September 30, 2020 compared to $10,560 for the three months ended September 30, 2019. The increase of $10,040 was primarily due to fees incurred by our auditors in the three months ended September 30, 2020 compared to no fees during the prior period.

Related Party Consulting Fees

Total related party consulting fees were $36,500 for the three months ended September 30, 2020 compared to $0 for the three months ended September 30, 2019. The increase of $36,500 was because fees incurred by related parties didn’t begin until the quarter ended December 31, 2019.

Research and Development Expenses

Total research and development expenses were $0 for the three months ended September 30, 2020 compared to $6,339 for the three months ended September 30, 2019. The decrease of 100% was due to the fact there were no research and development projects in the current period.

Other Expenses

Total other expenses were $234,002 for the three months ended September 30, 2020 compared to $1,432 for the three months ended September 30, 2019. Total other expenses consist of interest expense on debt, amortization of debt discount and loss on settlement of debt. The increase of $232,571 was related to the incurrence of additional debt and the gain of $186,955 recorded on loss on settlement of debt.

Net loss

Total net loss was $327,072 for the three months ended September 30, 2020 compared to $19,165 for the three months ended September 30, 2019. The increase of $307,908 was primarily due to an increase of operational activities.

Operating Activities

Cash used in operations of $76,135 during the three months ended September 30, 2020 was primarily a result of our $327,072 net loss reconciled with our net non-cash expenses relating to amortization of debt discount, loss on settlement of debt, and our changes in operating assets and liabilities relating to prepaid expenses and accounts payable and accrued liabilities. Cash used in operations of $19,233 during the three months ended September 30, 2019 was primarily a result of our $19,165 net loss reconciled with our changes in operating assets and liabilities relating to accounts payable and accrued liabilities.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2020 was $79,300, which consisted of proceeds from the issuance of convertible debt. Net cash provided by financing activities for the three months ended September 30, 2019 was $186,000, which consisted of proceeds from the issuance of convertible debt in the amount of $153,000 and from the issuance of convertible debt, related party in the amount of $33,000.

Liquidity and Capital Resources

As of September 30, 2020, we had a cash balance of $42,058 and negative working capital of $50,799. Our net loss of $327,072 in the three months ended September 30, 2020 was mostly funded by proceeds raised from financings. We will need to raise working capital (or refinance existing short-term debt to long-term debt) to fund operations. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital will likely cause us to cease operations.

During the three months ended September 30, 2020, our operating activities used $76,135 of net cash compared to using $19,233 of net cash flow in our operating activities during three months ended September 30, 2019. This difference primarily resulted from the increase of operations.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of beneficial conversion features and warrants associated with convertible debt. Actual results could differ from these estimates.

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

At September 30, 2020, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at September 30, 2020, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

XERIANT, INC.

Date: November 13, 2020	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: November 13, 2020	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

