Form 10-Q
period 2020-12-31
XERIANT, INC.
filed 2021-02-16
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 16, 2021, the Registrant had outstanding 225,880,524 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

XERIANT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

4

XERIANT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2020	As of June 30, 2020
	(Unaudited)
Assets
Current assets
Cash	$19,636	$38,893
Deposits and prepaids	13,622	13,893
Total current assets	33,258	52,786

Operating lease right-of-use asset	188,124	206,111
Total assets	$221,382	$258,897

Liabilities & stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$26,783	$27,621
Accrued liabilities, related party	19,500	9,000
Convertible notes payable, net of discount	22,995	32,734
Lease liability, current	39,722	36,963
Total current liabilities	109,000	106,318

Lease liability, long-term	163,305	183,803
Total liabilities	272,305	290,121

Commitments and contingencies (Note 7)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 shares authorized; 3,500,000 designated; 3,074,279 and 3,113,637 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	31	31
Common stock, $0.00001 par value; 100,000,000 shares authorized; 249,580,524 and 69,584,149 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	2,493	696
Common stock to be issued	129,859	372,397
Additional paid in capital	2,121,434	379,971
Accumulated deficit	(2,304,740)	(784,319)
Total stockholders' deficit	(50,923)	(31,224)
Total liabilities and stockholders' deficit	$221,382	$258,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Operating expenses:
Sales and marketing expense	$1,027,109	$-	$1,027,109	$-
General and administrative expenses	37,469	38,126	73,439	38,960
Professional fees	14,637	85,433	35,237	95,993
Related party consulting fees	41,500	-	78,000	-
Research and development expense	-	-	-	6,339
Total operating expenses	1,120,715	123,559	1,213,785	141,292

Operating loss	(1,120,715)	(123,559)	(1,213,785)	(141,292)

Other expenses:
Amortization of debt discount	(66,449)	(133,952)	(112,410)	(133,952)
Amortization of debt discount, related party	(3,044)	(14,265)	(5,000)	(14,265)
Interest expense	(1,139)	(2,862)	(2,196)	(4,064)
Interest expense, related party	(46)	(2,393)	(76)	(2,623)
Loss on settlement of debt	-	-	(186,954)	-
Total other (expense)	(72,634)	(153,472)	(306,636)	(154,904)

Net loss	$(1,193,349)	$(277,031)	$(1,520,421)	$(296,196)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	234,451,953	69,584,149	176,685,459	69,584,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

	Preferred Stock		Common Stock		Additional	Common stock
	Shares	Amount	Shares	Amount	Paid in Capital	to be issued	Accumulated Deficit	Total
Balance June 30, 2020	3,113,637	$31	69,584,149	$696	$379,971	$372,397	$(784,319)	$(31,224)

Shares reclassed from common stock to be issued	-	-	112,847,466	1,127	371,270	(372,397)	-	-

Conversion of convertible notes and accrued interest	-	-	-	-	-	51,145	-	51,145

Conversion of Series A Preferred to Common Stock	(39,358)	-	39,358,000	393	(393)	-	-	-

Issuance of warrants with convertible notes	-	-	-	-	36,407	-	-	36,407

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	42,893	-	-	42,893

Stock issued for services	-	-	4,090,909	40	200,414	-	-	200,454

Net Loss	-	-	-	-	-		(327,072)	(327,072)

Balance September 30, 2020	3,074,279	31	225,880,524	2,256	1,030,562	51,145	(1,111,391)	(27,397)

Sale of common stock	-	-	3,400,000	34	50,966	-	-	51,000

Conversion of convertible notes and accrued interest	-	-	-	-	-	78,714	-	78,714

Issuance of warrants with convertible notes	-	-	-	-	6,388	-	-	6,388

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	6,612	-	-	6,612

Stock issued for services	-	-	20,300,000	203	1,012,997	-	-	1,013,200

Issuance of warrants for services	-	-	-	-	13,909	-	-	13,909

Net Loss	-	-	-	-	-	-	(1,193,349)	(1,193,349)

Balance December 31, 2020	3,074,279	$31	249,580,524	$2,493	$2,121,434	$129,859	$(2,304,740)	$(50,923)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance June 30, 2019	-	$-	-	$-	$50,907	(84,756)	$(33,849)

Effect of reverse merger	3,113,637	31	69,584,149	696	(50,629)		(49,902)

Net Loss	-	-	-	-	-	(19,166)	(19,166)

Balance September 30, 2019	3,113,637	31	69,584,149	696	278	(103,922)	(102,917)

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	318,543	-	318,543

Net Loss	-	-	-	-	-	(277,031)	(277,031)

Balance December 31, 2019	3,113,637	$31	69,584,149	$696	$318,821	(380,952)	$(61,404)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the six months ended December 31, 2020	For the six months ended December 31, 2019
Cash Flows from Operating Activities
Net Loss	$(1,520,421)	$(296,196)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock-based compensation	1,027,109	-
Amortization of debt discount	112,410	133,952
Amortization of debt discount, related party	5,000	14,265
Loss on settlement of debt	186,954
Operating lease right of use asset	247	-
Changes in operating assets & liabilities
Deposits and prepaids	271	(7,709)
Accounts payable and accrued liabilities	25,873	3,685
Accrued expenses, related parties	-	1,501
Net cash used by operating activities	(162,557)	(150,502)

Cash Flows from Financing Activities
Sale of common stock	51,000	-
Proceeds from convertible notes payable	92,300	291,300
Proceeds from convertible notes payable, related party	-	33,000
Net cash provided by financing activities	143,300	324,300

Increase in Cash	(19,257)	173,798

Cash at beginning of period	38,893	3,029

Cash at end of period	$19,636	$176,827

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$129,859	$-
Warrants issued with convertible notes payable	$42,795	$-
Beneficial conversion feature arising from convertible notes payable	$49,505	$-

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of December 31, 2020 and June 30, 2020, there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of December 31, 2020 and June 30, 2020 there are no accounts receivable.

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

For the six months ended December 31, 2020 and 2019, the Company had no revenue.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the six months ended December 31, 2020, the Company recorded a BCF in the amount of $49,505.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $0 and $6,339 for the six months ended December 31, 2020 and 2019, respectively.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. There were no advertising costs during the six months ended December 31, 2020 and 2019.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs during the six months ended December 31, 2020 and 2019.

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

NOTE 3 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leases 2,911 square feet of office space located at Innovation Centre No. 1, 3998 FAU Boulevard, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019 through January 1, 2025 in which the first three months of rent are abated. The following table illustrates the base rent amounts over the term of the lease:

Rent Periods	Base Rent
February 1, 2020 to October 1, 2020	$4,367
November 1, 2020 to October 1, 2021	$4,498
November 1, 2021 to October 1, 2022	$4,633
November 1, 2021 to October 1, 2022	$4,771
November 1, 2023 to October 1, 2024	$4,915
November 1, 2024 to January 1, 2025	$5,063

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

Right-of-use asset is summarized below:

December 31, 2020
Office lease	$220,448
Less: accumulated amortization	(32,324)
Right-of-use asset, net	$188,124

Operating lease liability is summarized below:

December 31, 2020
Office lease	$203,027
Less: current portion	(39,722)
Long term portion	163,305

Maturity of the lease liability is as follows:
Fiscal year ending June 30, 2021	$28,739
Fiscal year ending June 30, 2022	58,635
Fiscal year ending June 30, 2023	60,392
Fiscal year ending June 30, 2024	62,201
Fiscal year ending June 30, 2025	37,112
247,079
Present value discount	(44,052)
Lease liability	$203,027

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The carrying values of convertible notes payable, net of discount, as of December 31, 2020 and June 30, 2020 was $22,995 and $32,734, respectively, as summarized below.

	December 31,	June 30,
Convertible Notes Payable	2020	2020
Convertible notes payable issued March 2, 2020 (6% interest)	$-	$22,000
Convertible notes payable issued March 3, 2020 (6% interest)	-	10,000
Convertible notes payable issued March 7, 2020 (6% interest)	-	1,650
Convertible notes payable issued March 10, 2020 (6% interest)	-	15,000
Convertible notes payable issued April 9, 2020 (6% interest)	-	1,000
Convertible notes payable issued April 23, 2020 (6% interest)	-	2,000
Convertible notes payable issued May 11, 2020 (6% interest)	-	1,500
Convertible notes payable issued June 29, 2020 (6% interest)	8,000	8,000
Convertible notes payable issued July 3, 2020 (6% interest)	2,000	-
Convertible notes payable issued July 20, 2020 (6% interest)	3,300	-
Convertible notes payable issued October 5, 2020 (6% interest)	10,000	-
Convertible notes payable issued December 2, 2020 (6% interest)	3,000	-
Total face value	26,300	61,150
Less unamortized discount	(3,305)	(28,416)
Carrying value	$22,995	$32,734

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

Between March 27, 2020 and November 10, 2020, holders of the convertible notes converted $344,450 in principal and $10,336 in accrued interest into 107,510,927 shares of common stock. As of December 31, 2020, 90,919,829 shares have been issued. The remaining 16,591,097 is recorded in common stock to be issued.

Notes issued between August 10, 2020 and December 2, 2020

Between August 10, 2020 and December 2, 2020, the Company issued convertible notes payable with an aggregate face value of $82,000 with a coupon rate of 6%. The notes have a maturity date of three and six months. The agreements provided the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $.025 per share. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock at a price of $.025 per share.

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

In connection with the notes, the Company issued warrants indexed to an aggregate 4,280,000 shares of common stock. The warrants have a term of two years and an exercise price of $.025. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $42,795.

The Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. After the allocation of $42,795 to the warrants, the remaining $44,205 in proceeds resulted in a beneficial conversion feature recorded in additional paid-in capital. Both the BCF and warrants resulted in a debt discount and are amortized over the life of the note.

Amortization of debt discount and interest expense related to all notes

For the six months ended December 31, 2020, the Company recorded $112,410 and $0 in amortization of debt discount related to the notes. For the six months ended December 31, 2020 and 2019, the Company recorded $2,196 and $4,064 in interest expense related to the notes, respectively.

NOTE 6 –RELATED PARTY TRANSACTIONS

Consulting fees

During the six months ended December 31, 2020, the Company paid Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy, $36,000 for consulting services.

During the six months ended December 31, 2020, the Company paid AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna, $22,500 for consulting services. On August 26, 2020, the Company issued 4,090,909 shares of common stock for payment of $13,500 for services performed in May, June and July 2020. As of December 31, 2020, $4,500 due for December services is recorded in accrued liabilities, related party.

During the six months ended December 31, 2020, the Company owed $15,000 to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. The amount owed is recorded in accrued liabilities, related party.

Convertible notes

On August 25, 2020, the Company issued a convertible note payable with a face value of $5,000 with a coupon rate of 6% to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. The note has a maturity date of three months. The agreement provides the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $.025 per share. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock at a price of $.025 per share.

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

In connection with the note, the Company issued warrants indexed to an aggregate 200,000 shares of common stock. The warrants have a term of two years and an exercise price of $.025. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their relative fair value of $2,461.

The Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. After the allocation of $2,461 to the warrants, the remaining $2,539 in proceeds resulted in a beneficial conversion feature recorded in additional paid-in capital. Both the BCF and warrants resulted in a debt discount and are amortized over the life of the note.

For the six months ended December 31, 2020, the Company recorded $5,000 in amortization of debt discount related to the note. For the six months ended December 31, 2020, the Company recorded $76 in interest expense related to the note.

On November 25, 2020, Keystone Business Development Partners converted $5,000 in principal and $76 in accrued interest into 203,024 shares of common stock. As of December 31, 2020, the shares are recorded in common stock to be issued.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 8 – EQUITY

Common Stock

During the six months ended December 31, 2020, the Company issued 112,847,466 shares of common stock for the conversion of $359,300 in principal and $13,097 in accrued interest.

On August 26, 2020, the Company issued 4,090,909 shares of common stock for payment of $13,500 for services performed in May, June and July 2020. The shares were valued at $200,454 or $0.049 per share. As of result the Company recorded a loss on settlement in debt in the amount of $186,954.

During the six months ended December 31, 2020, certain holders of preferred stock converted 39,358 shares into 39,358,000 shares of common stock.

On October 30, 2020, the Company issued 300,000 shares of common stock to an advisory board member for services. The shares were valued at $13,200 or $0.044 per share.

On November 17, 2020, the Company sold 1,700,000 shares of common for $25,500, or $0.015 per share.

On November 24, 2020, the Company sold 1,700,000 shares of common for $25,500, or $0.015 per share.

On December 1, 2020, the Company issued 2,000,000 shares of common stock for investment relation services valued at $100,000, or $0.05 per share.

On December 1, 2020, the Company issued 18,000,000 shares of common stock for investment relation services valued at $900,000, or $0.05 per share.

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

During the six months ended December 31, 2020, certain holders of preferred stock converted 39,358 shares into 39,358,000 shares of common stock.

As of December 31, 2020 and June 30, 2020, the Company has 3,074,279 and 3,113,637 shares of Series A Preferred Stock issued and outstanding, respectively. The balance of Preferred Stock at December 31, 2020 and June 30, 2020 was $31.

NOTE 9 – GOING CONCERN MATTERS

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2020 and June 30, 2020, the Company had $19,636 and $38,893 in cash and $75,742 and $53,532 in negative working capital, respectively. For the six months ended December 31, 2020 and 2019, the Company had a net loss of $1,520,421 and $296,196, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE 10 – SUBSEQUENT EVENTS

Convertible notes

Between January 4, 2021 and January 19, 2021, the Company issued convertible notes payable with an aggregate face value of $197,550 with a coupon rate of 6%. The notes have maturity dates between three and six months. Of the $197,550 in notes, $180,550 of the notes provide the holder with the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $.03 per share. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock at a price of $.03 per share. The remaining $17,000 of the notes provide the holder with the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $.0033 per share. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock at a price of $.0033 per share. In connection with the notes, the Company issued warrants indexed to 5,018,333 shares of common stock with an exercise price of $0.03 per share and a time to expiration of 3 years.

Conversion of notes

Subsequent to December 31, 2020, holders converted $23,000 in principal and $853 in accrued interest into 3,664,944 shares of common stock.

Other

On January 29, 2021, the Company issued 50,000 shares of common stock to an advisory board member for services. The shares were valued at $25,500 or $0.51 per share. In connection with the board services agreement, the member also received 25,000 warrants with a two-year term.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended June 30, 2020. The unaudited statements of operations for the six months ended December 31, 2020 and 2019 are compared in the sections below.

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of December 31, 2020 and June 30, 2020 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of December 31, 2020 and June 30, 2019 there are no accounts receivable.

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

For the six months ended December 31, 2020 and 2019, the Company had no revenue.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the six months ended December 31, 2020, the Company recorded a BCF in the amount of $49,505.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $0 and $6,339 for the six months ended December 31, 2020 and 2019, respectively.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. There were no advertising costs during the six months ended December 31, 2020 and 2019.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs during the six months ended December 31, 2020 and 2019.

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

Three months ended December 31, 2020 compared to the three months ended December 31, 2019

	For the three months ended December 31, 2020	For the three months ended December 31, 2019	$	%

Operating expenses:
Sales and marketing expense	$1,027,109	$-	$1,027,109	100%
General and administrative expenses	37,469	38,126	(657)	-2%
Professional fees	14,637	85,433	(70,796)	-83%
Related party consulting fees	41,500	-	41,500	100%
Total operating expenses	1,120,715	123,559	997,156	807%

Loss from operations	(1,120,715)	(123,559)	(997,156)	807%

Other income (expense):
Amortization of debt discount	(68,405)	(133,952)	65,547	100%
Amortization of debt discount, related party	(3,044)	(14,265)	11,221	200%
Interest expense	(1,139)	(2,862)	1,723	-60%
Interest expense, related parties	(46)	(2,393)	2,347	-98%
Total other income (expense)	(72,634)	(153,472)	80,838	-53%

Net loss	$(1,193,349)	$(277,031)	$(916,318)	331%

Sales and Marketing Expense

Sales and marketing expense was $1,027,109 for the three months ended December 31, 2020 compared to $0 for the three months ended December 31, 2019. During the three months ended December 31, 2020, the Company issued 20,000,000 shares valued at $1,000,000 for investor relation services, 300,000 shares valued at $13,200 for advisory board services, and warrants issued to 300,000 shares valued at $13,909 for advisory board services.

General and Administrative Expenses

Total general and administrative expenses were $37,469 for the three months ended December 31, 2020 compared to $38,126 for the three months ended December 31, 2019.

Professional Fees

Total professional fees were $14,637 for the three months ended December 31, 2020 compared to $85,433 for the three months ended December 31, 2019. The decrease of $70,796 was primarily due to higher engineering and legal fees incurring in the prior period compared to the current period.

Related Party Consulting Fees

Total related party consulting fees were $41,500 for the three months ended December 31, 2020 compared to $0 for the three months ended December 31, 2019. The increase of $41,500 was because fees incurred by related parties didn’t begin until the quarter ended December 31, 2019.

Other Expenses

Total other expenses were $72,634 for the three months ended December 31, 2020 compared to $153,472 for the three months ended December 31, 2019. Total other expenses consist of interest expense on debt and amortization of debt. The decrease of $80,838 was related to due to higher amortization of debt discount in the prior period.

Net loss

Total net loss was $1,193,349 for the three months ended December 31, 2020 compared to $277,031 for the three months ended December 31, 2019. The increase of $916,318 was primarily due to the Company issuing stock for advisory board services valued at $1,000,000.

Six months ended December 31, 2020 compared to the six months ended December 31, 2019

	For the six months ended December 31, 2020	For the six months ended December 31, 2019	$	%

Operating expenses:
Sales and marketing expense	$1,027,109	$-	$1,027,109	100%
General and administrative expenses	73,439	38,960	34,479	88%
Professional fees	35,237	95,993	(60,756)	-63%
Related party consulting fees	78,000	-	78,000	100%
Research and development expense	-	6,339	(6,339)	-100%
Total operating expenses	1,213,785	141,292	1,072,493	100%

Loss from operations	(1,213,785)	(141,292)	(1,072,493)	759%

Other income (expense):
Amortization of debt discount	(112,410)	(133,952)	21,542	100%
Amortization of debt discount, related party	(5,000)	(14,265)	9,265	200%
Interest expense	(2,196)	(4,064)	1,868	-46%
Interest expense, related parties	(76)	(2,623)	2,547	-97%
Gain on forgiveness of accounts payable	(186,954)	-	(186,954)	100%
Total other income (expense)	(306,636)	(154,904)	(151,732)	98%

Net loss	$(1,520,421)	$(296,196)	$(1,224,225)	413%

Sales and Marketing Expense

Sales and marketing expense was $1,027,109 for the six months ended December 31, 2020 compared to $0 for the six months ended December 31, 2019. During the six months ended December 31, 2020, the Company issued 20,000,000 shares valued at $1,000,000 for investor relation services, 300,000 shares valued at $13,200 for advisory board services, and warrants issued to 300,000 shares valued at $13,909 for advisory board services.

General and Administrative Expenses

Total general and administrative expenses were $73,439 for the six months ended December 31, 2020 compared to $38,960 for the six months ended December 31, 2019. The increase of $34,479 was primarily due to the increase in operations compared to the prior period.

Professional Fees

Total professional fees were $35,237 for the six months ended December 31, 2020 compared to $95,433 for the six months ended December 31, 2019. The decrease of $60,756 was primarily due to higher engineering and legal fees incurring in the prior period compared to the current period.

Related Party Consulting Fees

Total related party consulting fees were $78,000 for the six months ended December 31, 2020 compared to $0 for the six months ended December 31, 2019. The increase of $78,000 was because fees incurred by related parties didn’t begin until the quarter ended December 31, 2019.

Research and Development Expenses

Total research and development expenses were $0 for the six months ended December 31, 2020 compared to $6,339 for the six months ended December 31, 2019. The decrease of 100% was due to the fact there were no research and development projects in the current period.

Other Expenses

Total other expenses were $306,636 for the six months ended December 31, 2020 compared to $154,904 for the six months ended December 31, 2019. Total other expenses consist of interest expense on debt, amortization of debt discount and loss on settlement of debt. The increase of $151,732 was primarily related to the $186,955 recorded on loss on settlement of debt.

Net loss

Total net loss was $1,520,421 for the six months ended December 31, 2020 compared to $296,196 for the six months ended December 31, 2019. The increase of $1,224,225 was primarily due to the Company issuing stock for advisory board services valued at $1,000,000.

Operating Activities

Cash used in operations of $162,557 during the six months ended December 31, 2020 was primarily a result of our $1,520,421 net loss reconciled with our net non-cash expenses relating to stock compensation, amortization of debt discount, loss on settlement of debt, and our changes in operating assets and liabilities relating to prepaid expenses and accounts payable and accrued liabilities. Cash used in operations of $150,502 during the six months ended December 31, 2019 was primarily a result of our $296,196 net loss reconciled with our net non-cash expenses relating to amortization of debt discount and our changes in operating assets and liabilities relating to accounts payable and accrued liabilities.

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2020 was $143,300, which consisted of proceeds from the sale of common stock of $51,000 and issuance of convertible debt of $92,300. Net cash provided by financing activities for the six months ended December 31, 2019 was $324,300, which consisted of proceeds from the issuance of convertible debt in the amount of $291,300 and from the issuance of convertible debt, related party in the amount of $33,000.

Liquidity and Capital Resources

As of December 31, 2020 and June 30, 2020, we had a cash balance of $19,636 and $38,893 and negative working capital of $75,742 and $53,352, respectively. Our net loss of $1,520,421 in the six months ended December 31, 2020 was mostly funded by proceeds raised from financings. We will need to raise working capital (or refinance existing short-term debt to long-term debt) to fund operations. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital will likely cause us to cease operations.

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

At December 31, 2020, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at December 31, 2020, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

XERIANT, INC.

Date: February 16, 2021	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: February 16, 2021	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

