Form 10-Q
period 2021-03-31
XERIANT, INC.
filed 2021-05-24
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number: 000-54277

XERIANT, INC.
(Exact name of registrant as specified in its charter).

Nevada	27-1519178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Innovation Centre #1 3998 FAU Boulevard, Suite 309 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (561) 491-9595

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 17, 2021, the Registrant had outstanding 287,807,041 shares of common stock.

 XERIANT, INC.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

 XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

4

XERIANT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2021 (Unaudited)	As of June 30, 2020
Assets
Current assets
Cash	$1,506,566	$38,893
Deposits	62,000	-
Prepaids	14,351	13,893
Total current assets	1,582,917	52,786

Operating lease right-of-use asset	178,786	206,111
Total assets	$1,761,703	$258,897

Liabilities & stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$18,740	$27,621
Accrued liabilities, related party	27,000	9,000
Convertible notes payable, net of discount	102,920	32,734
Lease liability, current	41,165	36,963
Total current liabilities	189,825	106,318

Lease liability, long-term	152,370	183,803
Total liabilities	342,195	290,121

Commitments and contingencies (Note 9)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 793,279 and 3,113,638 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	8	31
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 283,875,576 and 69,584,149 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	2,836	696
Common stock to be issued	298,000	372,397
Additional paid in capital	3,757,847	379,971
Accumulated deficit	(2,639,183)	(784,319)
Total stockholders' deficit	1,419,508	(31,224)
Total liabilities and stockholders' deficit	$1,761,703	$258,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Operating expenses:
Sales and marketing	$-	$-	$1,000,000	$-
General and administrative	141,897	73,409	242,445	141,945
Professional fees	32,160	48,250	67,397	114,668
Consulting fees – related party	54,500	-	132,500	-
Research and development	-	-	-	6,339
Total operating expenses	228,557	121,659	1,442,342	262,952

Operating loss	(228,557)	(121,659)	(1,442,342)	(262,952)

Other expenses:
Amortization of debt discount	(103,225)	(152,423)	(215,635)	(286,375)
Amortization of debt discount, related party	-	(12,977)	(5,000)	(27,242)
Interest expense	(2,661)	(4,545)	(4,857)	(8,609)
Interest expense, related party	-	(1,356)	(76)	(3,979)
Loss on settlement of debt	-	-	(186,954)	-
Total other (expense)	(105,886)	(171,301)	(412,522)	(326,205)

Net loss	$(334,443)	$(292,960)	$(1,854,864)	$(589,157)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	234,451,953	69,584,149	176,685,459	69,584,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021

					Additional	Common
	Preferred Stock		Common Stock		Paid in	stock to be	Accumulated
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Total
Balance June 30, 2020	3,113,638	$31	69,584,149	$696	$379,971	$372,397	$(784,319)	$(31,224)

Shares reclassed from common stock to be issued	-	-	112,847,466	1,127	371,270	(372,397)	-	-

Conversion of convertible notes and accrued interest	-	-	-	-	-	51,145	-	51,145

Conversion of Series A Preferred to Common Stock	(39,358)	-	39,358,000	393	(393)	-	-	-

Issuance of warrants with convertible notes	-	-	-	-	36,407	-	-	36,407

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	42,893	-	-	42,893

Stock issued for services	-	-	4,090,909	40	200,414	-	-	200,454

Net Loss	-	-	-	-	-	-	(327,072)	(327,072)

Balance September 30, 2020	3,074,280	31	225,880,524	2,256	1,030,562	51,145	(1,111,391)	(27,397)

Sale of common stock	-	-	3,400,000	34	50,966	-	-	51,000

Conversion of convertible notes and accrued interest	-	-	-	-	-	78,714	-	78,714

Issuance of warrants with convertible notes	-	-	-	-	6,388	-	-	6,388

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	6,612	-	-	6,612

Stock issued for services	-	-	20,300,000	203	1,012,997	-	-	1,013,200

Issuance of warrants for services	-	-	-	-	13,909	-	-	13,909

Net Loss	-	-	-	-	-	-	(1,193,349)	(1,193,349)

Balance December 31, 2020	3,074,280	$31	249,580,524	$2,493	$2,121,434	$129,859	$(2,304,740)	$(50,923)

Cancellation of Series A Preferred shares	(2,240,000)	(22)	-	-	22	-	-	-

Cancellation of Series A Preferred shares	(41,001)	(1)	-	-	1	-	-	-

Sale of common stock	-	-	9,991,667	100	1,198,900	298,000	-	1,497,000

Shares reclassed from common stock to be issued	-	-	19,595,442	195	129,660	(129,859)	-	(4)

Conversion of convertible notes and accrued interest	-	-	4,557,943	46	23,810	-	-	23,856

Issuance of warrants with convertible notes	-	-	-	-	75,097	-	-	75,097

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	122,453	-	-	122,453

Stock issued for services	-	-	150,000	2	62,048	-	-	62,050

Issuance of warrants for services	-	-	-	-	24,422	-	-	24,422

Net Loss	-	-	-	-	-	-	(334,443)	(334,443)
Balance March 31, 2021	793,279	$8	283,875,576	$2,836	$3,757,847	$298,000	$(2,639,183)	$1,419,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020
(UNAUDITED)

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

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine months ended March 31, 2021	For the nine months ended March 31, 2020

Cash Flows from Operating Activities
Net Loss	$(1,854,864)	$(589,157)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock compensation	1,113,583	-
Amortization of debt discount	215,635	286,375
Amortization of debt discount, related party	5,000	27,242
Loss on settlement of debt	186,954	-
Operating lease right of use asset	93	9,830
Changes in operating assets & liabilities		-
Deposits		(12,546)
Prepaid expenses	(62,458)	-
Accounts payable and accrued expenses	25,880	41,725
Accrued expenses, related parties	-	(1,143)
Net cash used by operating activities	(370,177)	(237,674)

Cash Flows from Financing Activities
Sale of common stock	1,548,000	-
Proceeds from convertible notes payable	289,850	339,950
Proceeds from convertible notes payable, related party	-	33,000
Net cash provided by financing activities	1,837,850	372,950

Increase in Cash	1,467,673	135,276

Cash at beginning of period	38,893	3,029

Cash at end of period	$1,506,566	$138,305

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$130,410	$135,739
Warrants issued with convertible notes payable	$117,892	$-
Beneficial conversion feature arising from convertible notes payable	$171,958	$48,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Xeriant, Inc. (“Xeriant”) is a holding and operating company focused on acquiring, developing and commercializing revolutionary, eco-friendly technologies and advanced materials, with applications in aerospace, including innovative aircraft concepts, namely those capable of vertical takeoff and landing (VTOL).  The Company is pursuing an active role in the “third wave of aeronautics,” which includes the electrification of aerial transport, advancements in structural design, propulsion systems, materials, sensors, artificial intelligence (AI), batteries, high-speed connectivity, and the development and integration of specialized aircraft with greatly reduced logistical footprints as well as the infrastructure needed to facilitate these aircraft. Xeriant is located at the Research Park at Florida Atlantic University in Boca Raton, Florida adjacent to the Boca Raton Airport, and trades on OTC Markets under the stock symbol, XERI.

The Company was incorporated in Nevada on December 18, 2009.

On April 16, 2019, Xeriant entered into a Share Exchange Agreement with American Aviation Technologies, LLC (“AAT”), an aircraft design and development company focused on the emerging segment of the aviation industry of autonomous and semi-autonomous vertical take-off and landing (VTOL) unmanned aerial vehicles (UAVs).

On September 30, 2019, the acquisition of AAT closed and AAT became a wholly owned subsidiary of Xeriant.

On June 22, 2020, the name of the Company was changed to Xeriant, Inc. in the State of Nevada and subsequently approved by FINRA effective July 30, 2020 for the name and symbol change.

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of March 31, 2021 and June 30, 2020, there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance, which is deducted from the total receivables balance in the balance sheet. As of March 31, 2021 and June 30, 2020 there are no accounts receivable.

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

For the nine months ended March 31, 2021 and 2020, the Company had no revenue.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the nine months ended March 31, 2021, the Company recorded a BCF in the amount of $171,958.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $0 and $6,339 for the nine months ended March 31, 2021 and 2020, respectively.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. There were no advertising costs during the nine months ended March 31, 2021 and 2020.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs during the nine months ended March 31, 2021 and 2020.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – DEPOSIT ON JOINT VENTURE

On January 8, 2021, the Company entered into a binding memorandum of understanding with Xeriant Europe s.r.o. for a joint venture (“JV”).  The Company paid a total of $62,000 in deposits to Xeriant Europe in February and March of 2021 for patent related fees.  The purpose of the JV with Xeriant Europe is to generate revenue by sourcing and accelerating breakthrough technologies, primarily from Central Europe, that can be commercialized and introduced to new markets, such as the United States. As of March 31, 2021, the joint venture agreement had not been finalized.

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. At March 31, 2021, the Company had $1,256,566 in excess of FDIC insurance.

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leases 2,911 square feet of office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Boulevard, Suite 309, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019 through January 1, 2025 in which the first three months of rent were abated. The following table illustrates the base rent amounts over the term of the lease:

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

Right-of-use asset is summarized below:

March 31, 2021
Office lease	$220,448
Less: accumulated amortization	(41,662)
Right-of-use asset, net	$178,786

Operating lease liability is summarized below:

March 31, 2021
Office lease	$193,535
Less: current portion	(41,165)
Long term portion	152,370

Maturity of the lease liability is as follows:
Fiscal year ending June 30, 2021	$14,370
Fiscal year ending June 30, 2022	58,635
Fiscal year ending June 30, 2023	60,392
Fiscal year ending June 30, 2024	62,201
Fiscal year ending June 30, 2025	37,112
232,710
Present value discount	(39,175)
Lease liability	$193,535

NOTE 6 – EXCHANGE AGREEMENT

On April 16, 2019, Xeriant, Inc., and the members of American Aviation Technologies, LLC (“AAT”) entered into a Share Exchange Agreement (“Agreement”). The agreement, which became effective on September 30, 2019, was pursuant to which the Company acquired 100% of the issued and outstanding membership units in exchange for the issuance of shares of the Company’s Series A Preferred Stock constituting 86.39% of the total voting power of the Company’s capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, AAT became a wholly owned subsidiary of the Company.

On September 30, 2019 just prior to the exchange, Xeriant issued 170,000 shares of preferred stock as compensation and 193,637 shares of preferred stock in satisfaction of $2,608,224 in liabilities.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The carrying values of convertible notes payable, net of discount, as of March 31, 2021 and June 30, 2020 was $102,920 and $32,734, respectively, as summarized below.

	March 31,	June 30,
Convertible Notes Payable	2021	2020
Convertible notes payable issued March 2, 2020 (6% interest)	$-	$22,000
Convertible notes payable issued March 3, 2020 (6% interest)	-	10,000
Convertible notes payable issued March 7, 2020 (6% interest)	-	1,650
Convertible notes payable issued March 10, 2020 (6% interest)	-	15,000
Convertible notes payable issued April 9, 2020 (6% interest)	-	1,000
Convertible notes payable issued April 23, 2020 (6% interest)	-	2,000
Convertible notes payable issued May 11, 2020 (6% interest)	-	1,500
Convertible notes payable issued December 2, 2020 (6% interest)	3,000	-
Convertible notes payable issued January 4, 2021 (6% interest)	20,000	8,000
Convertible notes payable issued January 5, 2021 (6% interest)	25,000	8,000
Convertible notes payable issued January 11, 2021 (6% interest)	142,550	8,000
Convertible notes payable issued January 19, 2021 (6% interest)	10,000	-
Total face value	200,550	61,150
Less unamortized discount	(97,630)	(28,416)
Carrying value	$102,920	$32,734

Notes issued between September 27, 2019 and July 20, 2020

Between September 27, 2019 and July 20, 2020, AAT issued convertible notes payable with an aggregate face value of $357,750 with a coupon rate of 6%. The notes have a maturity date of six months. The agreements provided that in the event AAT is merged into Xeriant (the “Company”), at any time prior to the Maturity Date, the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $.0033 per share. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock at a price of $.0033 per share.

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

Notes issued between August 10, 2020 and January 19, 2021

Between August 10, 2020 and January 19, 2021, the Company issued convertible notes payable with an aggregate face value of $284,550 with a coupon rate of 6%. The notes have a maturity date of three and six months. The agreements provided the holder has the option to convert the principal balance and any accrued interest to common stock of the Company. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock. Of the $284,550, $87,000 is convertible at $0.025 per share, $180,550 is convertible at $.03 per share, and the remaining $17,000 is convertible at $0.003 per share.

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

In connection with the notes, the Company issued warrants indexed to an aggregate 8,498,333 shares of common stock. The warrants have a term of two years and an exercise price of $.025. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $156,225.

The Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. After the allocation of $156,225 to the warrants, the remaining $169,956 in proceeds resulted in a beneficial conversion feature recorded in additional paid-in capital. Both the BCF and warrants resulted in a debt discount and are amortized over the life of the note.

Amortization of debt discount and interest expense related to all notes

For the nine months ended March 31, 2021 and 2020, the Company recorded $220,636 and $285,804 in amortization of debt discount related to the notes. For the nine months ended March 31, 2021 and 2020, the Company recorded $4,933 and $3,979 in interest expense related to the notes, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting fees

During the nine months ended March 31, 2021, the Company paid Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy, $66,000 for consulting services.

During the nine months ended March 31, 2021, the Company paid AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna, $32,500 for consulting services. On August 26, 2020, the Company issued 4,090,909 shares of common stock for payment of $13,500 for services performed in May, June and July 2020. As of March 31, 2021, $4,500 is due for March services and recorded in accrued liabilities, as a related party.

During the nine months ended March 31, 2021, the Company owed $22,500 to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. Of the amount owed, $22,500 is recorded in accrued liabilities, related party and the remaining $7,500 is recorded in accounts payable.

Convertible notes

On August 25, 2020, the Company issued a convertible note payable with a face value of $5,000 with a coupon rate of 6% to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. The note has a maturity date of three months. The agreement provides the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $.025 per share. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock at a price of $.025 per share.  The note was converted into 203,025 common shares on November 25, 2020, which were issued on February 8, 2021.

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

For the nine months ended March 31, 2021, the Company recorded $5,000 in amortization of debt discount related to the note. For the nine months ended March 31, 2021, the Company recorded $76 in interest expense related to the note.

On November 25, 2020, Keystone Business Development Partners converted $5,000 in principal and $76 in accrued interest into 203,024 shares of common stock.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2021, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 10 – EQUITY

Common Stock

During the nine months ended March 31, 2021, the Company issued 112,847,466 shares of common stock for the conversion of $359,300 in principal and $13,097 in accrued interest.

During the nine months ended March 31, 2021, the Company issued 24,153,385 shares of common stock for the conversion of $150,450 in principal and $3,260 in accrued interest.

On August 26, 2020, the Company issued 4,090,909 shares of common stock for payment of $13,500 for services performed in May, June and July 2020. The shares were valued at $200,454 or $0.049 per share. As of result the Company recorded a loss on settlement in debt in the amount of $186,954.

During the nine months ended March 31, 2021, certain holders of preferred stock converted 39,358 shares into 39,358,000 shares of common stock.

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

On March 22, 2021, the Company issued 50,000 shares of common stock to an advisory board member for services. The shares were valued at $13,800 or $0.28 per share.

On March 22, 2021, the Company issued 50,000 shares of common stock to an advisory board member for services. The shares were valued at $22,750 or $0.46 per share.

On March 22, 2021, the Company issued 9,991,667 shares for $1,199,000, or $0.12 per share.

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

During the nine months ended March 31, 2021, certain holders of preferred stock converted 39,358 shares into 39,358,000 shares of common stock.

As of March 31, 2021 and June 30, 2020, the Company has 793,279 and 3,113,638 shares of Series A Preferred Stock issued and outstanding, respectively.

On February 15, 2021, in accordance with Florida Law and conversations with counsel, the Board of Directors of the Company rescinded 990,000 Series A Preferred Shares, which represented all preferred shares issued to key man, Russell Randall, in the Share Exchange between American Aviation Technologies, LLC and Xeriant, Inc. entered into on April 19, 2019, due to breach of contract.

During March of 2021, the remaining former members of American Aviation Technologies, LLC agreed to allow the Company to rescind an aggregate of 1,250,001 of their 1,760,000 Series A Preferred Shares issued pursuant to the Share Exchange between American Aviation Technologies, LLC and Xeriant, Inc., as a result of said breach. As a result of the cancellation, the Company reduced the investment in AAT by the value of these preferred shares.

On March 25, 2021, the Certificate of Designation for the Series B Preferred was recorded by the State of Nevada.

On March 27, 2021, Spider Investments, LLC returned 41,000 Series A Preferred Shares to the treasury of the Company.

NOTE 11 – GOING CONCERN MATTERS

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2021 and June 30, 2020, the Company had $1,506,566 and $38,893 in cash and $1,393,092 in working capital and $53,532 in negative working capital, respectively.  For the nine months ended March 31, 2021 and 2020, the Company had a net loss of $1,854,864 and $334,443, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE 12 – SUBSEQUENT EVENTS

Common stock issuances

On April 1, 2021, the Company issued 2,083,334 shares for $250,000, or $0.12 per share. The $250,000 proceeds were received in March 2021.

On April 26, 2021, the Company issued 1,014,798 shares of common stock for the conversion of $30,000 in principal and $443 in accrued interest.

AAT membership unit adjustment

On May 12, 2021, on further advice of counsel and in good faith, the Company returned 3,600,000 membership units of American Aviation Technologies, LLC to Russell Randall, which was his consideration provided in the Share Exchange between American Aviation Technologies, LLC and Xeriant, Inc. As a result, Mr. Randall was restored to his original shareholding position in American Aviation Technologies, LLC.

AAT Subsidiary

On May 12, 2021, the Company’s position in American Aviation Technologies, LLC was reduced to 64%, and therefore the subsidiary is now classified as majority owned.

Subscription agreement

On April 3, 2021, the Company entered into a subscription agreement for the sale of 833,333 shares for $100,000 or $0.12 per share.

Trademark filings

On May 5, 2021, Xeriant filed trademark applications with the U.S. Patent and Trademark Office under four services classes for each application, including the name “Xeriant,” the Xeriant Aerospace logo, and the tag line “Innovation Soaring.”   On May 13, 2021, Xeriant filed trademark applications for the expressions “Evolution in Flight” and “Evolution of Flight” under the same classes for each application.

Employment agreement

On May 12, 2021, the Company executed an employment agreement with Keith Duffy to act as the Chief Executive Officer of the Company and AAT, with an annual base salary of $180,000 (subject to increases at the discretion of the Board of Directors) and the issuance of 1,000,000 Series B Preferred Shares. The Agreement provided that the term thereof commenced on May 12, 2021 and will end on December 31, 2022.

Directors

On May 12, 2021, the Company appointed Scott Duffy as director to fill a vacancy on the Board of Directors.

On May 14, 2021, the Company appointed Michael Harper and Lisa Ruth as directors to fill two additional vacancies on the Board of Directors.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended June 30, 2020. The unaudited statements of operations for the nine months ended March 31, 2021 and 2020 are compared in the sections below.

Brief Corporate History

Xeriant, Inc. is a holding and operating company focused on acquiring, developing and commercializing technologies with applications in aerospace, including innovative aircraft concepts. The Company is located at the Research Park at Florida Atlantic University in Boca Raton, Florida.

The Company was incorporated in Nevada on December 18, 2009. On April 16, 2019, Xeriant entered into a Share Exchange Agreement with American Aviation Technologies, LLC (“AAT”), an aircraft design and development company focused on the emerging segment of the aviation industry of autonomous and semi-autonomous vertical take-off and landing (VTOL) unmanned aerial vehicles (UAVs). On September 30, 2019, the acquisition of AAT closed and AAT became a wholly owned subsidiary of Xeriant, Inc.

Effective June 22, 2020 the Company changed its name to Xeriant, Inc. and the name and symbol change were approved by FINRA effective July 30, 2020.

Recent Developments

Exchange Agreement

On April 16, 2019, Xeriant, Inc. and the members of American Aviation Technologies, LLC (“AAT”) entered into a Share Exchange Agreement (the “Agreement”).  AAT, a Florida limited liability company, is an aircraft design and development company dedicated to advancing aeronautical safety and performance through new and innovative concepts. The agreement, which became effective on September 30, 2019, was pursuant to which Xeriant acquired 100% of the issued and outstanding membership units in exchange for the issuance of Xeriant Series A Preferred Stock constituting 86.39% of the total voting power of Xeriant capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, AAT became a wholly owned subsidiary of Xeriant.

The Exchange Agreement was subject to the satisfaction of certain conditions as set forth in the Exchange Agreement.

Between February 11 and March 19, 2021, the Company was engaged in discussions with former members of American Aviation Technologies, LLC (“AAT”) regarding the breach by such members of material provisions of the Share Exchange Agreement dated September 30, 2019 pursuant to which the Company acquired AAT. As a result of these negotiations and the acknowledgement by certain former members of such breach, such members agreed to return an aggregate of 1,250,001 Series A Preferred Shares to the treasury of the Company. Additionally, the Company canceled 990,000 Series A Preferred Shares allocated to Russell Randall, a former member of AAT.

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

	For the three months ended
	March 31, 2021	March 31, 2020	$	%

Operating expenses:
General and administrative expenses	$141,897	$73,409	$68,488	93%
Professional fees	32,160	48,250	(16,090)	-33%
Related party consulting fees	54,500	-	54,500	100%
Research and development expense	-	-	-	100%
Total operating expenses	228,557	121,659	106,898	88%

Loss from operations	(228,557)	(121,659)	(106,898)	88%

Other income (expense):
Amortization of debt discount	(103,225)	(152,423)	49,198	100%
Amortization of debt discount, related party	-	(12,977)	12,977	200%
Interest expense	(2,661)	(4,545)	1,884	-41%
Interest expense, related parties	-	(1,356)	1,356	-100%
Total other income (expense)	(105,886)	(171,301)	65,415	-38%

Net loss	$(334,443)	$(292,960)	$(41,483)	14%

General and Administrative Expenses

Total general and administrative expenses were $141,897 for the three months ended March 31, 2021 compared to $73,409 for the three months ended March 31, 2020. The increase of $68,488 primarily relates to additional Company costs such as insurance expenses, advisory board fees and corporate listing expenses.

Professional Fees

Total professional fees were $32,160 for the three months ended March 31, 2021 compared to $48,250 for the three months ended March 31, 2020. The decrease of $16,090 primarily is due to additional accounting expenses incurred in the period ended March 31, 2020 related to the filing of delinquent SEC reports.

Related Party Consulting Fees

Total related party consulting fees were $54,500 for the three months ended March 31, 2021 compared to $0 for the three months ended March 31, 2020. The increase of $54,500 was because fees incurred by related parties did not begin until the quarter ended June 30, 2020.

Other Expenses

Total other expenses were $105,886 for the three months ended March 31, 2021 compared to $171,301 for the three months ended March 31, 2020. Total other expenses consist of interest expense on debt and amortization of debt. The decrease of $65,415 was related to due to higher amortization of debt discount in the prior period.

Net loss

Total net loss was $334,443 for the three months ended March 31, 2021 compared to $292,960 for the three months ended March 31, 2020. The increase of $41,483 was primarily due to related party consulting fees and higher General and administrative expenses.

Nine months ended March 31, 2021 compared to the nine months ended March 31, 2020

	For the nine months ended
	March 31, 2021	March 31, 2020	$	%

Operating expenses:
Sales and marketing expense	$1,000,000	$-	$1,000,000	100%
General and administrative expenses	242,445	141,945	100,500	71%
Professional fees	67,397	114,668	(47,271)	-41%
Related party consulting fees	132,500	-	132,500	100%
Research and development expense	-	6,339	(6,339)	-100%
Total operating expenses	1,442,342	262,952	1,179,390	130%

Loss from operations	(1,442,342)	(262,952)	(1,179,390)	449%

Other income (expense):
Amortization of debt discount	(215,635)	(286,375)	70,740	100%
Amortization of debt discount, related party	(5,000)	(27,242)	22,242	200%
Interest expense	(4,857)	(8,609)	3,752	-44%
Interest expense, related parties	(76)	(3,979)	3,903	-98%
Loss on settlement of debt	(186,954)	-	(186,954)	100%
Total other income (expense)	(412,522)	(326,205)	(86,317)	26%

Net loss	$(1,854,864)	$(589,157)	$(1,265,707)	215%

Sales and Marketing Expense

Sales and marketing expense was $1,000,000 for the nine months ended March 31, 2021 compared to $0 for the nine months ended March 31, 2020. During the nine months ended March 31, 2021, the Company issued 20,000,000 shares valued at $1,000,000 for investor relation services.

General and Administrative Expenses

Total general and administrative expenses were $242,445 for the nine months ended March 31, 2021 compared to $141,945 for the nine months ended March 31, 2020. The increase of $100,500 primarily relates to additional Company costs such as insurance expenses, advisory board fees and corporate listing expenses.

Professional Fees

Total professional fees were $67,397 for the nine months ended March 31, 2021 compared to $114,668 for the nine months ended March 31, 2020. The decrease of $47,271 is due to additional accounting expenses incurred in the period ended March 31, 2020 related to the filing of delinquent SEC reports as well as engineering and legal fees.

Related Party Consulting Fees

Total related party consulting fees were $132,500 for the nine months ended March 31, 2021 compared to $0 for the nine months ended March 31, 2020. The increase of $132,500 was because fees incurred by related parties didn’t begin until the quarter ended March 31, 2020.

Research and Development Expenses

Total research and development expenses were $0 for the nine months ended March 31, 2021 compared to $6,339 for the nine months ended March 31, 2020. The decrease of 100% was due to the fact there were no research and development projects in the current period.

Other Expenses

Total other expenses were $412,522 for the nine months ended March 31, 2021 compared to $326,205 for the nine months ended March 31, 2020. Total other expenses consist of interest expense on debt, amortization of debt and loss on settlement of debt. The increase of $86,317 was primarily related a loss on settlement of debt.

Net loss

Total net loss was $1,854,864 for the nine months ended March 31, 2021 compared to $589,157 for the nine months ended March 31, 2020. The increase of $1,265,707 was primarily due to related party consulting fees, higher general and administrative expenses and shares issued for investor relations.

Operating Activities

Cash used in operations of $370,177 during the nine months ended March 31, 2021 was primarily a result of our $1,854,864 net loss reconciled with our net non-cash expenses relating to stock compensation, amortization of debt discount, loss on settlement of debt, and our changes in operating assets and liabilities relating to prepaid expenses and accounts payable and accrued liabilities. Cash used in operations of $237,674 during the nine months ended March 31, 2020 was primarily a result of our $589,157 net loss reconciled with our net non-cash expenses relating to amortization of debt discount and our changes in operating assets and liabilities relating to accounts payable and accrued liabilities.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2021 was $1,837,850, which consisted of proceeds from the sale of common stock of $1,548,000 and issuance of convertible debt of $289,850. Net cash provided by financing activities for the nine months ended March 31, 2020 was $372,950, which consisted of proceeds from the issuance of convertible debt in the amount of $339,950 and from the issuance of convertible debt, related party in the amount of $33,000.

Liquidity and Capital Resources

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2021 and June 30, 2020, the Company had $1,506,566 and $38,893 in cash and $1,393,092 in working capital and $53,532 in negative working capital, respectively.  For the nine months ended March 31, 2021 and 2020, the Company had a net loss of $1,854,864 and $334,443, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

Commitments for Capital Expenditures

To date, our operations have been funded primarily through private investors.  Some of these investors have verbally committed additional funding for the Company, as needed.  We have had a number of discussions with broker-dealers regarding the funding required to execute the Company’s business plan, which is to acquire and develop breakthrough technologies or business interests in those companies that have developed these technologies.  We are in the process of issuing an offering document to obtain the funding for certain acquisitions that are in the discussion stages.  There is no assurance that the Company will be able to obtain such funding and/or working capital.  To the extent that funding is not available, the Company will be required to scale back or discontinue its business plan.  Even if the Company is able to obtain financing, it may contain undue restrictions of the Company’s operations, or there may be substantial dilution for our shareholders in the case of equity financing or convertible debt financing.

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

At March 31, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at March 31, 2021, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following exhibits are filed herewith

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

XERIANT, INC.

Date: May 24, 2021	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: May 24, 2021	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

