Form 10-K
period 2021-06-30
XERIANT, INC.
filed 2021-10-13
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54277

XERIANT, INC.
(Exact name of registrant as specified in its charter).

Nevada	90-1790910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Innovation Centre 1 3998 FAU Boulevard, Suite 309 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (561) 491-9595

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2020, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock as reported by the OTC:QB Marketplace on such date, was approximately $36.6 million. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of October 7, 2021, the registrant had 322,574,504 outstanding shares of common stock.

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

PART I.

Item 1. Business

Xeriant, Inc. d.b.a. Xeriant Aerospace (“Xeriant” or the “Company”) is an aerospace company dedicated to the emerging aviation market called Advanced Air Mobility (AAM), the transition to eco-friendly, on demand flight, making air transportation more accessible and a greater part of our daily lives. Xeriant is focused on the acquisition, development, and proliferation of next generation hybrid-electric and fully electric aircraft with vertical takeoff and landing (eVTOL) capabilities, performance enhancing aerospace technologies and advanced materials, as well as critical support infrastructure. Some advanced materials impact global industries beyond aerospace, and Xeriant is also focused on securing near-term cash flow opportunities with major national and international companies. Xeriant is located at the Research Park at Florida Atlantic University in Boca Raton, Florida adjacent to the Boca Raton Airport.

Corporate History

The Company was originally incorporated in Nevada on December 18, 2009 under the name Eastern World Solutions, Inc. The name changed to Banjo & Matilda, Inc. on September 24, 2013. Effective June 22, 2020, the Company changed its name from Banjo & Matilda, Inc. to Xeriant, Inc.

On November 14, 2013, The Company entered into a share exchange agreement (the “Exchange Agreement”) with Banjo & Matilda Pty Ltd, (“Banjo & Matilda”) and the shareholders of Banjo & Matilda (“B&M Shareholders”). Pursuant to the Exchange Agreement, 100% of the issued and outstanding capital stock of Banjo & Matilda was acquired, making it a wholly owned subsidiary. In consideration for the purchase of 100% of the issued and outstanding capital stock of Banjo & Matilda under the Exchange Agreement, the Company issued B&M Shareholders an aggregate of 24,338,872 restricted shares of common stock of the Company.

On July 1, 2015, the operations of Banjo & Matilda Pty Ltd were transferred to Banjo & Matilda (Australia) Pty Ltd., a wholly owned subsidiary of the Company.

Following the global transition of the retail clothing business from an in-store experience to an online direct-to-consumer model, in June of 2017, Banjo & Matilda began to seek additional business opportunities to expand and refocus its operations to generate more revenue and profit.

On April 16, 2019, the Company entered into a Share Exchange Agreement with American Aviation Technologies, LLC (“AAT”), an aircraft design and development company focused on the emerging segment of the aviation industry of autonomous and semi-autonomous vertical take-off and landing (VTOL) and unmanned aerial vehicles (UAVs).

On June 28, 2019, the Company spun out two wholly owned subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD.

Effective September 30, 2019, the acquisition of AAT closed and AAT became a wholly owned subsidiary of the Company. On June 22, 2020, the name was changed from Banjo & Matilda, Inc. to Xeriant, Inc. The Company will be referred to as “Xeriant, Inc.” and or “Xeriant” throughout the document.

On May 31, 2021, the Company entered into a 50-50 Joint Venture Agreement with XTI Aircraft Company, to form a new company, called Eco-Aero, LLC, for purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff and landing (eVTOL) fixed wing aircraft.

OUR BUSINESS SUMMARY

Introduction

Throughout history, aerospace has been at the leading edge of many important technological, design and engineering breakthroughs. The ability to evolve and innovate has been a critical factor in the industry’s tremendous growth and has led to a more prosperous and interconnected global economy. Aerospace continues to adapt to ongoing challenges and opportunities with technology-based solutions in the areas of design, safety, efficiency, maintenance and environmental impact. These advancements are producing next generation aircraft with more specialized features to create niche markets to improve service in response to changing consumer demands, further demonstrating the industry’s ability to impact and disrupt the global economy.

Company Overview

Xeriant, Inc. (d.b.a. Xeriant Aerospace) is an aerospace technology dedicated to the emerging aviation market called Advanced Air Mobility (AAM), the transition to eco-friendly on-demand flight. The Company plans to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant is focused on the development and deployment of next-generation electrically powered aircraft capable of vertical takeoff and landing (VTOL), breakthrough technologies and advanced materials which can be successfully integrated and commercialized, and the critical infrastructure components needed to support operations. The Company plans to source and acquire complementary and strategic interests in visionary companies developing, integrating, and commercializing critical breakthrough technologies which enhance performance, increase safety, and enable and support more efficient, autonomous, and sustainable flight operations, including electrically powered passenger and cargo transport aircraft capable of vertical takeoff and landing.

Through its joint venture agreement with XTI Aircraft Company (“XTI”) based in Englewood, Colorado, Xeriant is involved in completing the preliminary design of their TriFan 600 eVTOL aircraft. XTI is a privately owned OEM and developer of next generation, cleantech VTOL aircraft. The TriFan 600 is being designed to become the fastest, longest-range VTOL hybrid-electric aircraft in the world and the first commercial fixed-wing VTOL airplane, with current pre-orders exceeding $1.3 billion in gross revenues upon delivery of those aircraft. This aircraft will be an important component in Xeriant plan to further its position in AAM.

Advancements in structural design, propulsion systems, materials, sensors, artificial intelligence (AI), batteries and high-speed connectivity have dramatically enhanced energy efficiency, acoustics, emissions, safety and autonomy, making feasible a broad range of electrically powered VTOL capable aircraft, and transitioning aviation into a new era.

Subject to available capital, Xeriant intends to acquire strategic interests in the most promising of these technological breakthroughs and next-generation aircraft configurations to accelerate the development of economically viable products that address specific market demands.

The Company is an OTC Markets publicly traded company trading under the stock symbol, XERI. As a holding and operating company, Xeriant is positioned to own a portfolio of assets in a number of entities at various stages of maturity, including well-established revenue-generating enterprises. Currently, the Company is in active negotiations with several parties and performing due diligence on these opportunities.

The holding and operating company structure has several advantages and will enable the Company to grow rapidly, acquiring assets primarily through acquisitions, joint ventures, strategic investments, and licensing arrangements. As a publicly traded company, Xeriant offers its subsidiaries such benefits as providing shareholder liquidity, improved access to capital, higher valuations and lower risk through the shared ownership of a diversified portfolio, while allowing these entities to maintain independence in their distinct operations to focus on their fields of expertise. Cost savings and efficiencies may be realized from sharing non-operational functions such as finance, legal, tax, marketing, human resources, purchasing power, as well as investor and public relations. Xeriant is focused on the impact of technology, the strength of patents and IP, the quality of management, and a clear path to profitability.

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

All of the game-changing trends and technical challenges cited above represent significant areas of opportunity for Xeriant, which plans to play a leadership role in this critical transitional period in the evolution of aviation, and specifically the rapidly growing eVTOL aircraft industry. Below are some compelling statistics and forecasts in support of the development and future growth of electrically powered aircraft:

•	Investment bank Morgan Stanley forecasts a $1 trillion total addressable market for electrically powered autonomous passenger and cargo air transport vehicles by 2040, and $9 trillion by 2050.

•	Nearly half of all flights globally are short-haul routes, less than 500 miles, which presents a significant opportunity for electrically powered aircraft.

•	Almost 3,000 general aviation airports in the U.S. have no scheduled passenger flights but are being maintained by the federal government through funds appropriated by Congress.

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

The Research Park at Florida Atlantic University

In August 2019, Xeriant was approved by the Florida Atlantic Research and Development Authority to become a member and tenant of the Research Park at Florida Atlantic University (FAU) in Boca Raton, Florida, which is part of the university and adjacent to the Boca Raton Airport. FAU is one of the top engineering schools in the state, and part of the National Science Foundation’s Industry/University Cooperative Research Center Program called the Center for Advanced Knowledge Enablement (CAKE). The 70-acre Research Park, home to many technology companies and research-based organizations, is the site of Xeriant’s main office. FAU recently opened a center for Artificial Intelligence and Connected Assured Autonomy through their College of Engineering and Computer Science, which is applicable to advanced aircraft systems. The Company is engaging with FAU’s academic team, both faculty and students, to assist in screening and validating various technologies and to work together in a series of joint research initiatives. The relationship with FAU gives Xeriant credibility, since few companies are selected for membership in its research park and may provide access to grant programs and financing opportunities. Universities continue to be an indispensable source for novel discoveries in science and technology, with an impressive history of innovations that changed the world. Research parks have become the intermediaries between these academic institutions and industry, a hybrid of two diverse cultures that fosters a dynamic innovation ecosystem of technology transfer, economic development and the generation of skilled labor. Faculty members often play a direct role in furthering the commercialization of technologies by launching new companies.

Intellectual Property

Xeriant owns a 64% interest in its subsidiary, American Aviation Technologies, LLC (AAT). AAT owns a patented VTOL drone/aircraft concept called Halo. All intellectual property rights to Halo, including patents and applications for patents, were acquired on October 2, 2018. A Halo utility patent was filed on September 28, 2018, which was a continuation of U.S. Patent Application Serial No. 12/157,180, filed June 5, 2008, which claimed the benefit of and priority to U.S. Patent Application Serial No. 60/941,965, filed June 5, 2007, with both prior applications fully incorporated in their entireties and for all purposes. The Company received a Notice of Allowance from the U.S. Patent and Trademark Office dated June 10, 2019 on the major claims in the patent application, which indicated the agency’s intent to issue a patent. Xeriant received an additional Notice of Allowance dated June 22, 2020 covering additional Halo claims. AAT received patent US 2020/0062385 A1 on February 27, 2020 and patent US 10,814,974 B2 on October 27, 2020.

Xeriant has filed trademark applications with the U.S. Patent and Trademark office for the following marks, including names, logos and slogans: Xeriant name, Xeriant logo, “Innovation Soaring,” “Evolution in Flight,” and “Evolution of Flight.” The Company is in the process of filing trademark applications for “Sustainable Aerospace” and “EcoFlite.”

Market Opportunity

Xeriant has identified emerging areas of technology with exceptional market opportunity, which is the basis for potential acquisitions, strategic partnerships or licensing arrangements. The Company has identified early-stage technology companies, as well as established companies that have been confined to a limited geographical area, have developed breakthrough, high-market-potential technologies, and that are past the concept/seed capital stage. Some companies are already generating revenue while others have a clear path to revenue. Many are acquisition targets or have the potential for a combination or roll-up. In some cases, their technology originated and was developed out of an academic environment. Most of these companies have dynamic management teams that would prefer to focus on their areas of expertise rather than the financial market or non-operational demands. As a strategic and financial partner, Xeriant could provide these companies with access to capital, liquidity through an exchange of equity, new market opportunities and synergistic contacts, and university relationships for research and grants, while maintaining their operational independence. Xeriant understands entrepreneurial spirit, passion, and vision are critical to success, and can provide an extension of the affiliated company’s management team, with strategic guidance, access to financial markets, and investor liquidity.

Xeriant entered a 50-50 joint venture with XTI Aircraft Company to complete the development of the TriFan 600, a hybrid-electric fixed-wing VTOL aircraft that uses three ducted fans for vertical lift. The TriFan 600 would be the fastest and longest-range eVTOL aircraft in the world, and the first commercial fixed-wing VTOL airplane. The TriFan 600 has a maximum cruise speed of 345 mph and a range of 1,380 miles with conventional takeoff and landing, and 750 miles when taking off and landing vertically, which is far superior to other leading eVTOL aircraft in development. In comparison, Lilium Jet, Joby Aviation’s S4, and the Archer Maker have maximum cruise speeds of 175 mph, 200 mph, and 200 mph respectively, with ranges of 150 miles, 150 miles, and 60 miles. The TriFan 600 can be configured with the standard six seats (5 passengers + pilot), nine seats for air taxi routes (8 passengers + pilot), or as an emergency medical aircraft. As a scalable platform, there is also a cargo variant called the TriFan 200 and a 12-15 seat model. XTI’s management team includes the former top executives of AgustaWestland North America, Cessna Aircraft, and AVX Aircraft who, combined, have developed and certified over 40 new aircraft designs over their careers. There are over 200 presales for the TriFan 600 representing over $1.3 billion, with $260 million in firm purchases.

Target companies will have disruptive technologies with applications in aerospace or innovative aircraft concepts with improved capabilities, efficiency, performance, sustainability, and safety. Categories of technology include a broad range of disciplines impacting areas such as structural design, aerodynamics, propulsion systems, advanced materials, autonomy, artificial intelligence (AI), sensors, communications, and navigation. Target companies also should have significant upside potential, unique I/P, roll up or combination potential, have a quality team in place to execute their business plan, and need funding for execution or growth, etc.

An emerging segment of the aviation industry attracting significant investment is the development of autonomous and semi-autonomous vertical take-off and landing (VTOL) unmanned aerial vehicles (UAVs). The quintessence of contemporary aeronautical science and engineering, these mostly electric or hybrid-electric aircraft include small remotely controlled UAVs as well as larger passenger and cargo UAVs, which are targeting the short-haul, on-demand transport of passengers and freight, called urban aerial mobility (UAM). The feasibility of these more lightweight and efficient aircraft designs is made possible through advancements in composite materials, additive manufacturing (3D printing), miniaturization of electronics, computer processing speed, battery power and electromagnetic propulsion. The UAV has become a viable, low-cost alternative in many VTOL applications previously dominated by the helicopter, including aerial photography and videography. Because of UAVs’ explosive growth over the past few years and their anticipated ubiquity in the future, new regulations are being formulated to allow their safe integration into low altitude civil airspace. Stakeholders shaping this integration process include aircraft manufacturers, ridesharing companies, governmental regulatory agencies, and civil transportation authorities, all of whom are working toward establishing standards and overcoming the variety of issues involved with its implementation. Key technologies impacting the development and implementation of this VTOL aircraft segment for fully autonomous applications include high speed (5G) data transmission and artificial intelligence. Also drawing interest is the development of VTOL and hover capable rotorcraft that can accomplish many of the civilian and military transport functions of a helicopter, but are faster, quieter, less complex to operate, and safer on the ground. Helicopters have served this mission for over 80 years and have improved significantly with advanced flight control systems but remain extremely complicated to fly and have performance limitations based on their fundamental flight principles. Due to a condition called retreating blade stall, also known as dissymmetry of lift, helicopters have a maximum forward speed of approximately 250 miles per hour. Additionally, helicopters produce high noise levels, due primarily to rotor blade vortex interaction and vibration, and have high operating costs. Most modernization in vertical lift aircraft design over the past few decades has been directed toward the modification of existing platforms.

The UAV industry has experienced remarkable growth worldwide over the past decade, across the military, civilian governmental and commercial sectors. Industry forecasters view the booming UAV market as early-stage with significant potential, and as a result, expect the strong performance to extend well into the foreseeable future. A November 2018 market study by Teal Group Corporation, a leading U.S. aerospace and defense market analysis firm, predicts that UAVs will be the most dynamic growth sector of the global aerospace industry, more than tripling over the next decade. Critical factors driving the market’s continuing fast-paced surge include worldwide military adoption of UAVs, increased use of UAVs in commercial and civil government applications, ongoing high capital investments in UAV technologies, consolidation of UAV businesses through acquisitions and synergistic partnerships, and the changing regulatory environment for UAVs’ operation in manned airspace. The commercial sector is forecast to register the fastest compound annual growth rate (CAGR), outpacing both the military and civilian sectors; however, military spending will continue to be dominant, representing over 70 percent of all UAV industry revenue.

The U.S. is the world’s leader in the deployment and development of military UAVs, with some of the most sought-after systems in the world. A decade of extensive operational work with UAVs has given the U.S. military tremendous experience with the architecture, design, and deployment of UAV technology. Based on an assessment by Global Market Insights, the larger, higher value systems procured by the U.S. will drive the relative strength of the U.S. military market in the coming years. Military UAV manufacturing in the U.S. is led by General Atomics and Northrop Grumman with over 50 percent of the market. Spurred by new venture capital funding, UAV startups are continuing to enter the market while existing companies are consolidating, introducing new products and components, and shifting toward software and end-to end-solutions for niche markets to maintain market relevance. As UAVs become more widely deployed and accepted, regulatory agencies will need to begin identifying and tracking them as with other aircraft, ultimately bringing them into the air traffic networks. While there are 195 countries in the world, each at a different stage of UAV implementation, the UAV industry will likely be dominated by the largest economies, led by the U.S., China, Japan, Germany and the U.K. India will become the fastest growing commercial market for UAVs, having legalized their use in December 2018. According to Fortune Business Insights, the global unmanned aerial vehicle (UAV) market size was valued at $10.72 Bn in 2019 & is projected to reach $25.13 Bn by 2027, with a CAGR of 12.23%. Military activities represent the most significant market share, followed by the growth in the commercial sectors like the construction and agriculture industries, which require UAVs for mapping, inspections, surveying and maintenance.

UAVs were originally developed by the military to provide aerial surveillance without risk to personnel and evolved into highly capable aircraft for deployment in a variety of missions, including combat, replacing more expensive aircraft. The foundational technologies pioneered and implemented in military UAV programs, as well as smartphone technology and other advancements within the past decade, have enabled UAVs to become powerful tools and a cost effective, reliable, and safer option in an expanding list of business applications across almost every industry. Among the areas experiencing dramatic improvements in recent years are electric propulsion, batteries, navigation systems, computer processing, camera systems, stabilization equipment, imaging sensors and analytics software. Many companies, realizing the value of UAVs, are incorporating them into their business processes, through purchasing complete hardware and software packages or through third party service providers. The growing commercial use of UAVs has led to the FAA and other agencies to begin formulating standards and regulations which will enable these aircraft to be identified by air traffic control and integrated into the National Airspace System. The benefits of UAV technology for commercial use will only be optimized, however, when both technological capabilities and regulations allow for fully autonomous operation beyond visual line of sight. Smart UAVs are the next big evolution in UAV technology, particularly with the arrival of 5G’s high-speed transmission across mobile networks. High-speed, secure wireless network connectivity, such as 5G, is required to safely expand UAV operations and unlock the true potential of UAVs in commercial applications. Latency, or transmission delay, is one of the technical issues which has limited fully autonomous deployment but can be almost completely overcome through 5G.

An application whose implementation will be dependent upon the development of autonomous enabling technologies is the use of UAVs in delivery services, or logistics. This application field is receiving significant attention and investment worldwide, and progress is being made on several fronts. According to analysts at Research and Markets, the market for delivery UAV services is projected to reach $29.06 billion by 2027. UAVs have the potential to change last-mile delivery economics for smaller and lighter packages as they could replace many deliveries currently made by traditional delivery vehicles. Since UAVs are not constrained by road infrastructure and congestion, they can theoretically deliver packages faster than a car/truck from a close-by storage location. UAVs can fly over difficult terrain, water or rural areas with poor infrastructure in many cases or take a much shorter route. Improving the speed of package delivery with lower cost of operation and environmentally friendly technology using unmanned aerial transport systems is currently an area of intense interest among major e-commerce and mass market retailers like Amazon and Walmart, tech giants like IBM and Google, and logistics companies like DHL and UPS. Even some fast-food restaurant chains like Domino’s are looking at the potential for food delivery using UAVs. Leading aircraft manufacturers, including Boeing, Airbus and Bell, are designing unmanned vehicles and systems for package and cargo transport and delivery, with several prototypes in the process of field testing. Over the past few years, thousands of patents and applications for patents relating to UAV package delivery systems have been granted and filed.

In addition to participating in the small UAV market, the Company is exploring larger, scaled-up aircraft, both manned or unmanned, and other potential applications in aviation. The prospective VTOL applications include short-haul on-demand or scheduled passenger or cargo transport, called urban aerial mobility (UAM). Urban aerial transport vehicles are designed for efficient, low-altitude, inter- and intra-city flights through electrically powered VTOL aircraft (eVTOL). UAM is receiving the attention of major aircraft manufacturers like Airbus, Bell and Boeing, and transportation services companies like Uber, with several prototypes already built. While the technology to develop, produce and fly these aircraft on a manned or semi-autonomous basis is available today, and a number of companies are well along in the process, like Lilium, Archer and Joby, the actual implementation will likely take many years due to lagging regulatory and infrastructure reforms. Most of the major issues related to regulations, airspace integration and infrastructure that will impact the rollout and penetration of these UAM systems are being addressed and seem to be moving in the right direction. Fully autonomous versions are dependent on real time data transmission, such as 5G technology, and would be even further out. Given the expected lag in federal regulations, integration policies and infrastructure, the Company believes that it has the opportunity to become one of the early players in the urban aerial mobility (UAM) market, which may include air taxi service, personal air travel, air ambulance and cargo transportation. Anticipating the materialization of this new market, well-established aircraft manufacturers and entrepreneurial entries, are in the process of designing and developing short and medium range VTOL-capable aerial vehicles for civilian on-demand and scheduled point-to-point urban transport. These companies are vying for the billions of dollars being invested into the space and want to be part of this emerging aviation segment, which is considered to represent the next frontier in commercial aviation. The convergence of several key trends has enabled the viability of lightweight VTOL aircraft as an option in urban transit, if only on a limited or niche basis. Morgan Stanley predicts Urban Air Mobility could have a total addressable market of $1tn by 2040 and $9tn by 2050

Another VTOL market that may be targeted is the more powerful long-range, heavy lift manned commercial or military transport aircraft, which is dominated by the helicopter. New aircraft designed for this market would be built for payload capacity, higher altitude and endurance, and would likely be powered by engines used for conventional manned aircraft with similar performance outcomes. There have been very few successful aircraft designs in this general category, particularly designs that have matched the capabilities of heavy lift helicopters, however the U.S. military’s adoption of the V-22 Osprey and V-280 Valor, as well as the AW609’s anticipated entry in civilian transport service, have renewed the interest in powered lift aircraft configurations. According to research firms ReportBuyer and GlobalData, the global helicopter market, which includes both military and commercial aircraft, was valued at $31.5 billion in 2017 and is projected to increase to $40.4 billion by 2027.

Development Strategy

Xeriant is an aerospace technology and advanced materials holding and operating company focused on Advanced Air Mobility (“AAM”) and the transition to green aerospace. The Company plans to source and acquire complementary and strategic interests in visionary companies developing, integrating, and commercializing critical breakthrough technologies which enhance performance, increase safety, and enable and support more efficient, autonomous, and sustainable flight operations, including electrically powered passenger and cargo transport aircraft capable of vertical takeoff and landing. To date, the Company has signed Letters of Intent with companies specializing in advanced aircraft concepts, artificial intelligence, satellite retrieval technology, and ultra-high efficiency airfoil technology. Some green technologies related to advanced materials and chemicals, have potential uses impacting multiple global industries beyond aerospace. The Company is pursuing immediate cash flow opportunities with both its fire protectant and nano-lubricant technologies and is in the process of testing them with national and international companies.

Xeriant is taking a comprehensive approach to the various operational challenges in AAM, understanding that the economic feasibility and widespread implementation of on-demand aerial mobility, the main purpose of which is to provide convenience and time savings through greater accessibility to aviation services, requires the establishment of a supporting ecosystem, including a distributed network of public access points. In addition to the almost 19,000 existing commercial and general aviation airports and helipads (vertipads), both public and private, Xeriant is considering locations such as parking garage roofs and vacant land near highways for potential VTOL sites. Xeriant is seeking to collaborate with leading companies in the aviation industry that have the relationships, facilities, logistics expertise, and capabilities to supply, maintain and support this emerging VTOL aviation segment.

Additionally, Xeriant is leveraging its relationship with Florida Atlantic University to provide a collaborative research arm for technologies that require additional validation and the backing of a respected research institution for credibility. The university also may provide access to various grants through the SBIR (Small Business Innovation Research), STTR (Small Business Technology Transfer, NSF (National Science Foundation) and other programs, and if warranted, introductions into a number of government agencies, such as DOD (Department of Defense) and DARPA (Defense Advanced Research Projects Agency). Xeriant is pursuing strategic alliances with companies that provide complementary technologies and access to new markets.

CONSIDERATIONS RELATED TO OUR BUSINESS

Item 1A. Risk Factors

The Company is in its development stage and has limited operating history.

The Company is a development-stage enterprise with a limited operating history with no sales, and operating losses since its inception. The Company will need to continue building its organization and team to competently evaluate and secure business opportunities for the development of sophisticated aerospace and other technologies, including new aircraft. As an early-stage business we will likely encounter unforeseen costs, expenses, competition and other problems to which such businesses are often subject. Our likelihood of success will depend on the problems, uncertainties, unexpected costs, difficulties, complications and delays frequently encountered in developing and expanding a new business and the competitive environment in which we plan to operate. If we fail to successfully address these risks, our business, financial condition and results of operations would be materially harmed.

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

There is no assurance that the Company or its affiliates will be able to accomplish the design and engineering needed to demonstrate that the technologies that are undertaken, including new aircraft in development, will perform or operate as planned.

Because of unanticipated technological hurdles or the inability to assemble a qualified team to address these challenges, the Company may not be able to meet the technology development and performance objectives that are needed to be competitive in the various targeted markets.

The development timeline for the development of certain technologies, including new aircraft, could expand.

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

Some technologies are still being developed and specific market applications have not been finalized.

Because some of the anticipated technologies will be in an early stage of development, there is no certainty as to which market applications will be prioritized and targeted as well as the associated timelines and costs involved when the Company reaches that point of determination after a technology has been proven. There is no assurance that the required selling price of our technologies will be competitive.

The Company will face significant industry competition.

Most of the targeted technologies will face significant competition from industry leaders who control most of the aerospace industry or from well-funded entrants in the marketplace. The Company will compete with hundreds of domestic and international aircraft companies, many well-capitalized, including some who are among the largest aerospace companies in the world, developing VTOL aircraft. The Company could face significant competition from companies who have developed or are developing alternative technologies that could render any acquired technologies, including the Halo aircraft, less competitive than planned. Many existing potential competitors are well-established, have or may have longer-standing relationships with customers and potential business partners, have or may have greater name recognition, and have or may have access to substantially greater financial, technical and marketing resources.

If we are unable to effectively manage our growth, our ability to implement our business strategy and our operating results will likely be materially adversely affected.

Implementation of our business plan will likely place a significant strain on our management who must develop administrative, operating and financial infrastructures. To manage our business and planned growth effectively, we must successfully develop, implement, maintain and enhance our financial and accounting systems and controls, identify, hire and integrate new personnel and manage expanded operations. Salary and benefits of additional personnel can be expected to place significant stress on our financial condition, and the availability of such qualified personnel may be limited. There is no assurance that we will be able to manage the operational requirements related to implementing our business strategy

The Company is dependent on key personnel.

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

Changes in the economy could have a detrimental impact on the Company.

Changes in the general economic climate could have a detrimental impact on the Company’s revenue. It is possible that recessionary pressures and other economic factors (such as declining incomes, future potential rising interest rates, higher unemployment and tax increases) may adversely affect the Company. A worsening economy such as we are currently experiencing due to the Covid-19 pandemic may have a material adverse effect on the Company’s financial results and on your investment.

Our business, results of operations and financial condition may be adversely impacted by the recent COVID-19 pandemic.

The COVID-19 pandemic has negatively affected the U.S. and global economy, resulting in significant travel restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of supply chains and the financial markets. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our employees and customers. We are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows.

The extent to which our operations may eventually be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to a number of potential economic conditions. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in these risk factors, any of which could have a material effect on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Success of the Company is dependent upon it keeping pace with the advances in technology.

The Company is positioned as a technology company. Some of its initiatives will be dependent on the technology of other companies. Systems and components may be impacted by rapid changes in technology, including the emergence of new industry standards and practices that could require the Company to make modifications to its platform. The performance of the Company will depend, in part, on its ability to continue to enhance its existing technology or develop new technology that addresses the increasingly sophisticated and varied needs of the market, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of the Company’s proprietary technology entails significant technical as well as business risks. The Company may be unsuccessful in using new technologies effectively or adapting its systems or other proprietary technology to the requirements of emerging industry standards. If the Company is unable to adapt to these changes and demands, the results of operations and financial condition could be materially and adversely affected.

The Company could face liability or disruption from security breaches.

The Company’s technology and development process involves the storage of critical, secure and proprietary information. The Company’s communications and computer infrastructure is potentially vulnerable to both physical and electronic invasions, such as cyberattacks and security breaches. The Company may be required to expend significant capital and other resources to defend against and lessen or correct the adverse effects of these invasions. Any such invasion could result in significant damage to the Company. A person who is able to circumvent the security measures employed by the Company could capture proprietary information; alter or destroy the information of the Company; or cause interruptions of the operations of the Company.

Misappropriation of the intellectual property and proprietary rights of the Company could impair the competitive position of the Company.

The success of the Company will depend to some extent upon its proprietary patented technology. The legal protections available to the Company can afford only limited protection, and these means of protecting the intellectual property of the Company may be inadequate. The Company relies and will continue to rely on patent, trademark, trade secret and copyright laws, confidentiality agreements, employment agreements, work for hire agreements, and technical measures to protect its intellectual property. The Company cannot assure that the steps taken by it will prevent misappropriation of its technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, copyright and trade secret protection may not be available in every jurisdiction in which the Company’s products and services are made available online. The intellectual property of the Company may be subject to even greater risk in foreign jurisdictions, as the laws of many countries do not protect intellectual property to the same extent as the laws of the United States. As part of its confidentiality procedures, the Company generally will enter into agreements with its employees and consultants and limit access to its trade secrets and technology. The Company cannot assure or assume, however, that former employees will not seek to start or enhance other competing products or services to the detriment of the Company, its business, results of operations and financial condition. Nevertheless, management believes that the technical and creative skills of its personnel, continued development of its proprietary systems and technology, as well as brand name recognition and development are more essential in establishing and maintaining a competitive market position.

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

The Company has broad discretion in the use of capital.

The Company has broad discretion with respect to the specific application of capital. There can be no assurance that determinations made by the Company relating to the specific allocation of capital will permit the Company to achieve its business objectives.

Many of the regulations involving Advanced Air Mobility (AAM), including VTOL (Vertical Takeoff and Landing) aircraft and Unmanned Aerial Vehicles (UAV) are still being established.

The USDOT, FAA (Federal Aviation Administration) and other agencies at the federal, state and local levels are beginning to address some of the numerous certification, regulatory and legal challenges associated with AAM, including VTOL aircraft, UAV and unmanned aerial systems (UAS). A comprehensive set of standards and enforcement procedures for these new transport systems will need to be developed. New aircraft and their operators must undergo rigorous testing and certification, which may require new or modified airworthiness certification standards. These aircraft will also need to comply with existing regulations or be the subject of new regulations to cover their activities. Current regulations govern operating BVLOS (beyond visual line of sight), passenger transport, operating over people and public streets, privacy, transporting commercial cargo across state lines and instrument-based flight. The integration of UAS and UAM into the National Airspace System and air traffic management is a critical factor, requiring a remote identification process for these aircraft. The FAA’s Unmanned Aircraft System Integration Pilot Program (IPP) will provide certification necessary to operate UAVs for certain applications. It is uncertain how new or changed laws and regulations will affect the introduction of new aerial platforms into the marketplace. The time and costs involved in obtaining these certifications and regulatory compliance may adversely impact the development process.

There are demanding regulatory requirements involved in producing, testing and certifying a new aircraft.

Aircraft must go through a detailed design phase, prototype manufacturing and flight testing, to achieve FAA will be required. The process to obtain such certification is expensive and time consuming and has inherent engineering risks, which includes testing for structural strength and fatigue resistance under various conditions, flight tests to assess stability and handling, performance under various extremes controllability, and failure safety. Delays in FAA certification of aircraft or aircraft related technology that the Company develops will likely incur increased costs in attempting to correct any issues to obtain the necessary certification.

There is no assurance that there will be a liquid public market for our stock.

Our common stock trades on the OTCQB, which is not a qualified exchange. There can be no assurance that a regular and established market will be developed and maintained and there can also be no assurance as to the level of liquidity of any market for our common stock or the prices at which our stockholders may be able to sell their shares.

We will need to raise additional capital that may not be available on acceptable terms.

We will require substantial additional capital over the next several years in order to implement our business plan, especially as it relates to developing new aircraft. We expect capital outlays and operating expenditures to increase as we expand our product offerings and marketing activities. Our business or operations may change in a manner that would consume available funds more rapidly than anticipated, and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products or services, acquire complementary products, businesses or technologies or otherwise respond to competitive pressures and opportunities.

We will raise additional capital through a variety of sources, including the public equity markets, additional private equity financings, collaborative arrangements, and/or private debt financings. Additional capital may not be available on terms acceptable to us, if at all. If additional capital is raised through the issuance of equity securities, our stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional capital through the issuance of debt securities, the debt securities would have rights, preferences and privileges senior to holders of common stock, and the terms of that debt could impose restrictions on our operations.

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

Our common stock is expected to continue to trade on the over-the-counter (OTC) market in the near future. The Company is a development-stage company with no present revenues, so the trading price of our common stock may remain below $5.00. So long as our common stock trades below $5.00 per share, the stock will be treated as a “penny stock.” Broker-dealers who sell penny stocks to their established customers must deliver a disclosure schedule explaining the penny stock market and the risks associated with investing in penny stocks prior to any transaction. Additional restrictions apply to broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided by the broker-dealer to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers may be discouraged from dealing with our common stock if they have to bear these additional burdens, which could severely limit the market liquidity of the common stock and the ability of our stockholders to sell their shares.

Our stock price is likely to be volatile.

The market price for our common stock will be influenced by many factors and will be subject to significant fluctuations in response to variations in our operating results and other factors such as investor perceptions of the prospects for the aerospace industry, especially as it relates to Advanced Air Mobility (AAM), including VTOL (Vertical Takeoff and Landing) aircraft, UAV (Unmanned Aerial Vehicles, UAS (Unmanned Aerial Systems), as well as economic conditions, the financial markets, the regulatory environment, and/or changes in management.

There will be a substantial number of common shares eligible for future sale from the conversion of Series A Preferred shares.

There were 788,270 shares of our Series A Preferred Stock outstanding as of June 30, 2021. Each preferred share is convertible into 1,000 common shares. Once converted, these shares are eligible for resale under Rule 144. The sale, or availability for sale, for the foregoing shares could adversely affect the market price of our common stock or impair our ability to raise capital through future sales of our common stock.

Litigation may adversely affect our business, financial condition, and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

Our insurance coverage may be inadequate to cover all significant risk exposures.

While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations. We do not have any business interruption insurance. Any business disruption could result in substantial costs and diversion from the Company executing its business plan.

Item 1B. Unresolved Staff Comments

N/A.

Item 2. Properties

The Company’s headquarters consists of 2,911 square feet of leased office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Blvd., Suite 309 Boca Raton, FL 33431.

Item 3. Legal Proceedings

There is no pending litigation against the Company and to our knowledge no litigation is contemplated or threatened. To our knowledge, none of our directors, officers, 5% shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on our business, financial condition, or operating results.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on OTC Markets under the symbol “XERI.”

Shares of our common stock have historically been thinly traded, and as a result, our stock price as quoted by OTC Markets may not reflect an actual or perceived value. The following table sets forth the approximate high and low bid prices for our common stock for the last two fiscal years and interim periods. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Bid	Low Bid

July 1, 2020 through September 30, 2020	$0.2535	$0.0355
October 1, 2020 through December 31, 2020	$0.2400	$0.0331
January 1, 2021 through March 31, 2021	$0.5700	$0.1251
April 1, 2021 through June 30, 2021	$0.3725	$0.1300

Period	High Bid	Low Bid

July 1, 2019 through September 30, 2019	$0.0610	$0.0038
October 1, 2019 through December 31, 2019	$0.0499	$0.0220
January 1, 2020 through March 31, 2020	$0.0370	$0.0150
April 1, 2020 through June 30, 2020	$0.0899	$0.0165

Our Transfer Agent

Olde Monmouth Stock Transfer Company, with offices at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716, is the transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of June 30, 2021, there were approximately 219 holders of record of our common stock.

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

Financial Results

The following discussion of the results of operations constitutes management's review of the factors that affected the financial and operating performance for the fiscal years ended June 30, 2021 and 2020. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

Executive summary

Xeriant is an aerospace technology and advanced materials holding and operating company focused on Advanced Air Mobility (“AAM”) and the transition to green aerospace. The Company plans to source and acquire complementary and strategic interests in visionary companies developing, integrating, and commercializing critical breakthrough technologies which enhance performance, increase safety, and enable and support more efficient, autonomous, and sustainable flight operations, including electrically powered passenger and cargo transport aircraft capable of vertical takeoff and landing. The Company is located at the Research Park at Florida Atlantic University in Boca Raton, Florida.

The Company was originally incorporated in Nevada on December 18, 2009 under the name Eastern World Solutions, Inc. The name changed to Banjo & Matilda, Inc. on September 24, 2013. Effective June 22, 2020 the Company changed its name from Banjo & Matilda, Inc. to Xeriant, Inc.

On April 16, 2019, the Company entered into a Share Exchange Agreement with American Aviation Technologies, LLC (“AAT”), an aircraft design and development company focused on the emerging segment of the aviation industry of autonomous and semi-autonomous vertical take-off and landing (VTOL) and unmanned aerial vehicles (UAVs).

On June 28, 2019, the Company spun out two wholly owned subsidiaries: Banjo & Matilda (USA), Inc. and Banjo & Matilda Australia Pty LTD.

On September 30, 2019, the acquisition of AAT closed, and AAT became a wholly owned subsidiary of the Company.. On June 22, 2020, the name was changed from Banjo & Matilda, Inc. to Xeriant, Inc.

On May 31, 2021, the Company entered into a Joint Venture Agreement with XTI Aircraft Company, to form a new company, called Eco-Aero, LLC, for purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff and landing (eVTOL) fixed wing aircraft.

Recent Developments

Stock Sales

During the period of August 10, 2021 through August 24, 2021, the Company received $853,000 by selling 11,555,000 shares common stock, which includes 4,305,000 shares issued based on the exercise of warrants.

During the period of September 13, 2021 through September 29, 2021, the Company received $943,500 by selling 23,716,667 shares of common stock.

Convertible Notes Issued

On August 9, 2021, a 3-month, 6 percent interest convertible note was issued in the amount of $100,000.

On August 10, 2021, a 3-month, 6 percent interest convertible note was issued in the amount of $150,000.

Litigation

On September 1, 2021, Xeriant Inc. brought a cause of action in the Southern District of Florida against a former shareholder for claims, including but not limited to, breach of contract, misrepresentation, and asserting claims to recoup monetary and in-kind distributions made to the shareholder by the Company. The defendant in the above-mentioned action has not asserted any counterclaims to-date.

Fiscal Year 2021 Results of Operations Compared with Fiscal Year 2020

	For the years ended
	June 30, 2021	June 30, 2020	$	%

Operating expenses:
Sales and marketing expense	$1,047,120	$0	$1,047,120	100%
General and administrative expenses	406,296	94,013	312,283	332%
Professional fees	190,693	137,250	53,443	39%
Related party consulting fees	182,000	125,100	56,900	100%
Research and development expense	373,112	6,376	366,736	5752%
Total operating expenses	2,199,221	362,739	1,836,482	6323%

Loss from operations	(2,199,221)	(362,739)	(1,836,482)	506%

Other income (expense):
Amortization of debt discount	(303,912)	(324,034)	20,122	100%
Amortization of debt discount, related party	(5,000)	(27,242)	22,242	200%
Interest expense	(7,439)	(9,722)	2,283	-23%
Interest expense, related parties	(76)	(3,983)	3,907	-98%
Gain on forgiveness of accounts payable	0	28,156	(28,156)	-100%
Loss on settlement of debt	(186,954)	0	(186,954)	100%
Total other income (expense)	(503,381)	(336,825)	(166,556)	49%

Net loss	$(2,702,602)	$(699,564)	$(2,003,038)	286%

Sales and marketing expenses

Total sales and marketing expenses were $1,047,120 for the year ended June 30, 2021 compared to $0 for the year ended June 30, 2020. During the year ended June 30, 2021, the Company issued 20,000,000 shares valued at $1,000,000 to advisors that assist the Company with raising capital. Additionally, during the year ended June 30, 2021 the Company had expenses associated with social media marketing campaigns, events and press releases, and videography expenses.

General and administrative expenses

Total general and administrative expenses were $406,296 for the year ended June 30, 2021 compared to $94,013 for the year ended June 30, 2020. The increase of 332% was primarily due to an increase in consulting fees, advisory board fees, and an increase in travel, meetings and conferences to promote the company.

Professional Fees

Total professional fees were $190,693 for the year ended June 30, 2021 compared to $137,250 for the year ended June 30, 2020, an increase of 39%. The increase was due to legal fees.

Related Party Consulting Fees

Total related party consulting fees were $220,000 for the year ended June 30, 2021 compared to $125,100 for the year ended June 30, 2020. The consulting fees for June 30, 2021 consisted of i) $98,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $54,000 for AMP Web services, a company owned by Pablo Lavigna, CTO, $38,000 to Edward DeFeudis, Director, $38,000 to Edward C. DeFeudis and (iii) $30,000 for Keystone Business Development Partners, a company owned by Brian Carey, CFO. The consulting fees for June 30, 2020 consisted of (i) $73,400 for Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $44,700 for AMP Web services, a company owned by Pablo Lavigna, CTO and (iii) $7,000 paid for Keystone Business Development Partners, a company owned by Brian Carey, CFO.

Research and Development Expenses

Total research and development expenses were $373,112 for the year ended June 30, 2021 compared to $6,376 for the year ended June 30, 2020. The research and development expenses of $373,112 paid during the year ended June 30, 2021 were in connection with our Eco-Aero joint venture for the development of an aircraft. The research and development expenses of $6,376 paid during the year ended June 30, 2020 was paid for work on the Vertical Takeoff and Landing (“VTOL”) Halo aircraft technology.

Other Income (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes, gain on forgiveness of accounts payable and a loss on settlement of debt. Total other income (expenses) was $503,381 for the year ended June 30, 2021 compared to $336,825 for the year ended June 30, 2020. The increase was primarily due to recording a loss on settlement of debt in the amount of 186,954.

Net loss

Total net loss was $2,702,602 for the year ended June 30, 2021 compared to $699,564 for the year ended June 30, 2020. The increase of 286% was due to sales and marketing expenses of $1,047,120, increased general and administrative expenses and a loss on settlement of debt.

Liquidity and Capital Resources

As of June 30, 2021, we had a cash balance of $962,540 and working capital of $677,257. Our net loss of $2,702,602 in the year ended June 30, 2021 was mostly funded by proceeds raised from financings. We will need to raise working capital (or refinance existing short-term debt to long-term debt) to fund operations. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best-efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital will likely cause us to cease operations.

During the fiscal year 2021, our operating activities used $1,012,233 of net cash compared to using $349,586 of net cash flow in our operating activities during fiscal year 2020. This difference primarily resulted from the increase of operations.

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

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements, which include the accounts of the Company and American Aviation Technologies, LLC, its subsidiary, and Eco-Aero, LLC, its joint venture, and are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiary, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in US dollars. The fiscal year end is June 30.

Principles of Consolidation

The consolidated financial statements include the accounts of Xeriant, Inc., and American Aviation Technologies, LLC, and Eco-Aero, LLC. All significant intercompany balances and transactions have been eliminated.

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of June 30, 2021 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of June 30, 2021 and 2020 there are no accounts receivable.

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

For the years ended June 30, 2021 and 2020, the Company had no revenue.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the year ended June 30, 2021, the Company recorded a BCF in the amount of $171,957.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $311,112 and $6,376 for the years ended June 30, 2021 and 2020, respectively.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $1,047,120 and $1,211 for the years ended June 30, 2021 and 2020, respectively.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs for the years ended June 30, 2021 and 2020, respectively.

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

JUNE 30, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Xeriant, Inc. f/k/a Banjo & Matilda, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xeriant, Inc. f/k/a Banjo & Matilda, Inc. (the "Company") as of June 30, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2021 and for the period from inception (August 6, 2018) through June 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the year ended June 30, 2021 and for the period from inception (August 6, 2018) through June 30, 2019, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2019

Lakewood, CO

October __, 2021

XERIANT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2021	As of June 30, 2020
Assets
Current assets
Cash	$962,540	$38,893
Deposits	12,546	-
Prepaids	1,234	13,893
Total current assets	976,320	52,786

Operating lease right-of-use asset	169,209	206,111
Total assets	$1,145,529	$258,897

Liabilities & stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$73,224	$27,621
Accrued liabilities, related party	25,000	9,000
Convertible notes payable, net of discount	158,196	32,734
Lease liability, current	42,643	36,963
Total current liabilities	299,063	106,318

Lease liability, long-term	141,160	183,803
Total liabilities	440,223	290,121

Commitments and contingencies (Note 9)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 788,270 and 3,113,637 shares issued and outstanding at June 30, 2021 and 2020, respectively	8	31
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 and 0 shares issued and outstanding at June 30, 2021 and 2020, respectively	10	-
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 292,815,960 and 69,584,149 shares issued and outstanding at June 30, 2021 and 2020, respectively	2,925	696
Common stock to be issued	51,090	372,397
Additional paid in capital	4,138,194	379,971
Accumulated deficit	(2,327,544)	(784,319)
Controlling interest	1,864,683	(31,224)
Non-controlling interest	(1,159,377)	-
Total stockholders' deficit	705,306	(31,224)
Total liabilities and stockholders' deficit	$1,145,529	$258,897

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30, 2021	June 30, 2020

Operating expenses:
Sales and marketing expense	$1,047,120	$-
General and administrative expenses	406,296	94,013
Professional fees	190,693	137,250
Related party consulting fees	182,000	125,100
Research and development expense	373,112	6,376
Total operating expenses	2,199,221	362,739

Operating loss	(2,199,221)	(362,739)

Other expenses:
Amortization of debt discount	(303,912)	(324,034)
Amortization of debt discount, related party	(5,000)	(27,242)
Interest expense	(7,439)	(9,722)
Interest expense, related party	(76)	(3,983)
Gain on forgiveness of accounts payable	-	28,156
Loss on settlement of debt	(186,954)	-
Total other (expense)	(503,381)	(336,825)

Net loss attributable:
Non-controlling interest	(1,159,377)	-
Common stockholders	(1,543,225)	-
Net loss	$(2,702,602)	$(699,564)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	225,497,197	52,426,414

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Common stock to	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	be issued	Deficit	Interest	Total
Balance July 1, 2019	-	$-	-	$-	-	$-	$50,907	$-	$(84,755)	$-	(33,848)

Effect of reverse merger	3,113,637	31	-	-	69,584,149	696	(50,629)	-	-	-	(49,902)

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	-	-	379,693	-	-	-	379,693

Convertible notes and accrued interest converted into common stock	-	-	-	-	-	-	-	-	-	-	-

Convertible notes and accrued interest, related party converted into common stock	-	-	-	-	-	-	-	372,397	-	-	372,397

Net Loss	-	-	-	-	-	-	-		(699,564)	-	(699,564)

Balance June 30, 2020	3,113,637	$31	-	$-	69,584,149	$696	$379,971	$372,397	$(784,319)	$-	$(31,224)

Sale of common stock	-	-	-	-	16,308,334	163	1,599,837	48,000	-	-	1,648,000

Conversion of convertible notes and accrued interest	-	-	-	-	25,168,183	251	183,905	-	-	-	184,156

Conversion of convertible notes and accrued interest	-	-	-	-	-	-	-	3,090	-	-	3,090

Conversion of Series A Preferred to Common Stock	(44,367)	-	-	-	44,366,919	443	(443)	-	-	-	-

Cancellation of Series A Preferred shares issued in AAT merger	(2,240,000)	(22)	-	-	-	-	22	-	-	-	-

Cancellation of Series A Preferred shares issued for compensation in prior year	(41,000)	(1)	-	-	-	-	1	-	-	-	-

Stock issued for services	-	-	-	-	24,540,909	244	1,275,459	-	-	-	1,275,703

Issuance of warrants with convertible notes	-	-	-	-	-	-	117,893	-	-	-	117,893

Issuance of warrants for advisory board services	-	-	-	-	-	-	38,332	-	-	-	38,332

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	-	-	171,957	-	-	-	171,957

Shares reclassed from common stock to be issued	-	-	-	-	112,847,466	1,128	371,270	(372,397)	-	-	1

Issuance of Series B Preferred Stock in connection with CEO's Employment Agreement	-	-	1,000,000	10	-	-	(10)	-	-	-	-

Net Loss	-	-	-	-	-	-	-		(1,543,225)	(1,159,377)	(2,702,602)

Balance June 30, 2021	788,270	$8	1,000,000	$10	292,815,960	$2,925	$4,138,194	$51,090	$(2,327,544)	$(1,159,377)	$705,306

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30, 2021	June 30, 2020

Cash Flows from Operating Activities
Net Loss	$(2,702,602)	$(699,564)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	1,275,703	-
Warrants issued for services	38,332	-
Amortization of debt discount	303,912	324,034
Amortization of debt discount, related party	5,000	27,242
Loss on settlement of debt	186,954	-
Gain on forgiveness of accounts payable	-	(28,156)
Operating lease right of use asset	(62)	14,654
Changes in operating assets & liabilities		-
Deposits	(12,546)	(13,893)
Prepaid expenses	12,659	-
Accounts payable and accrued expenses	(124,553)	4,892
Accrued expenses, related parties	-	21,205
Net cash used by operating activities	(1,012,203)	(349,586)

Cash Flows from Financing Activities
Sale of common stock	1,648,000	-
Proceeds from convertible notes payable	287,850	352,450
Proceeds from convertible notes payable, related party	-	33,000
Net cash provided by financing activities	1,935,850	385,450

Increase in Cash	923,647	35,864

Cash at beginning of period	38,893	3,029

Cash at end of period	$962,540	$38,893

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$187,246	$372,397
Warrants issued with convertible notes payable	$117,893	$-
Beneficial conversion feature arising from convertible notes payable	$171,957	$397,693

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Xeriant, Inc. (“Xeriant” or the “Company”) is an aerospace company dedicated to the emerging aviation market called Advanced Air Mobility (AAM), the transition to eco-friendly, on demand flight, making air transportation more accessible and a greater part of our daily lives. Xeriant is focused on the acquisition, development, and proliferation of next generation hybrid-electric and fully electric aircraft with vertical takeoff and landing (eVTOL) capabilities, performance enhancing aerospace technologies and advanced materials, as well as critical support infrastructure. Xeriant is located at the Research Park at Florida Atlantic University in Boca Raton, Florida adjacent to the Boca Raton Airport, and trades on OTC Markets under the stock symbol, XERI.

The Company was incorporated in Nevada on December 18, 2009.

On April 16, 2019, the Company entered into a Share Exchange Agreement with American Aviation Technologies, LLC (“AAT”), an aircraft design and development company focused on the emerging segment of the aviation industry of autonomous and semi-autonomous vertical take-off and landing (VTOL) unmanned aerial vehicles (UAVs).

On September 30, 2019, the acquisition of AAT closed, and AAT became a wholly owned subsidiary of the Company.

On June 22, 2020, the name of the Company was changed to Xeriant, Inc. in the State of Nevada and subsequently approved by FINRA effective July 30, 2020 for the name and symbol change (XERI).

On May 27, 2021, the Company entered into a Joint Venture Agreement with XTI Aircraft Company, to form a new company, called Eco-Aero, LLC, for purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff and landing (eVTOL) fixed wing aircraft.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements, which include the accounts of the Company, American Aviation Technologies, LLC, and Eco-Aero, LLC, its subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in US dollars. The fiscal year end is June 30.

Principles of Consolidation

The consolidated financial statements include the accounts of Xeriant, Inc., American Aviation Technologies, LLC, and Eco-Aero, LLC. All significant intercompany balances and transactions have been eliminated.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of June 30, 2021 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of June 30, 2021 and 2020 there are no accounts receivable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the years ended June 30, 2021 and 2020, the Company has no revenue.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the year ended June 30, 2021, the Company recorded a BCF in the amount of $171,957.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $373,112 and $6,376 for the years ended June 30, 2021 and 2020, respectively.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $1,047,120 and $1,211 for the years ended June 30, 2021 and 2020, respectively.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs for the years ended June 30, 2021 and 2020, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – JOINT VENTURE

On May 31, 2021, the Company entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”), a Delaware corporation, to form a new company, called Eco-Aero, LLC (the “JV”), a Delaware limited liability company, with the purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff, and landing (eVTOL) fixed wing aircraft. Under the Agreement, Xeriant is contributing capital, technology, and strategic business relationships, and XTI is contributing intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the JV. The JV is managed by a management committee consisting of five members, three appointed by the Company and two by XTI. The Agreement was effective on June 4, 2021, with an initial deposit of $1 million into the JV. Xeriant’s financial commitment is $10 million, contributed over a period of less than one year, as required by the aircraft development timeline and budget.

The Company analyzed the transaction under ASC 810 Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The Joint Venture qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from Xeriant. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests are 50/50. However, the agreement provides for a Management Committee of five members. Three of the five members are from Xeriant. Additionally, Xeriant has an obligation to invest $10,000,000 into the JV. As such, Xeriant has substantial capital at risk. Based on these two factors, the conclusion is that Xeriant is the primary beneficiary of the VIE. Accordingly, Xeriant will consolidate the VIE.

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On June 30, 2021, the Company had $712,540 in excess of FDIC insurance.

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leases 2,911 square feet of office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Boulevard, Suite 309, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019 through January 1, 2025 in which the first three months of rent were abated. Due to the COVID-19 pandemic, the company decided to have all employees work from home and intends to build out the office space by the end of 2021 to allow employees to work from the office in January of 2022. The following table illustrates the base rent amounts over the term of the lease:

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

Right-of-use asset is summarized below:

June 30, 2021
Office lease	$220,448
Less: accumulated amortization	(51,239)
Right-of-use asset, net	$169,209

Operating lease liability is summarized below:

June 30, 2021
Office lease	$183,803
Less: current portion	(42,644)
Long term portion	141,160

Maturity of the lease liability is as follows:
Fiscal year ending June 30, 2022	$58,635
Fiscal year ending June 30, 2023	60,392
Fiscal year ending June 30, 2024	62,201
Fiscal year ending June 30, 2025	37,112
218,340
Present value discount	(34,537)
Lease liability	$193,535

NOTE 6 – EXCHANGE AGREEMENT

On April 16, 2019, the Company and the members of American Aviation Technologies, LLC (“AAT”) entered into a Share Exchange Agreement (“Agreement”). The agreement, which became effective on September 30, 2019, was pursuant to which the Company acquired 100% of the issued and outstanding membership units in exchange for the issuance of shares of the Company’s Series A Preferred Stock constituting 86.39% of the total voting power of the Company’s capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, AAT became a wholly owned subsidiary of the Company.

On September 30, 2019 just prior to the exchange, the Company issued 170,000 shares of preferred stock as compensation and 193,637 shares of preferred stock in satisfaction of $2,608,224 in liabilities.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount, as of June 30, 2021 and 2020 was $158,196 and $32,734, respectively, as summarized below:

The following table illustrates the carrying values for the convertible notes payable as of June 30, 2021 and 2020:

	June 30,	June 30,
Convertible Notes Payable	2021	2020
Convertible notes payable issued March 2, 2020 (6% interest)	$-	$22,000
Convertible notes payable issued March 3, 2020 (6% interest)	-	10,000
Convertible notes payable issued March 7, 2020 (6% interest)	-	1,650
Convertible notes payable issued March 10, 2020 (6% interest)	-	15,000
Convertible notes payable issued April 9, 2020 (6% interest)	-	1,000
Convertible notes payable issued April 23, 2020 (6% interest)	-	2,000
Convertible notes payable issued May 11, 2020 (6% interest)	-	1,500
Convertible notes payable issued January 4, 2021 (6% interest)	-	8,000
Convertible notes payable issued January 5, 2021 (6% interest)	25,000	8,000
Convertible notes payable issued January 11, 2021 (6% interest)	142,550	8,000
Total face value	167,550	61,150
Less unamortized discount	(9,354)	(28,416)
Carrying value	$158,196	$32,734

Between September 27, 2019 and April 23, 2020, AAT issued convertible notes payable with an aggregate face value of $342,950 with a coupon rate of 6%. The notes have a maturity date of six months. The agreements provided that in the event AAT is merged into Xeriant (“Company”), at any time prior to the Maturity Date, the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $.0033 per share. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock at a price of $.0033 per share.

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company recorded a beneficial conversion feature in the amount of $342,950 related to these notes. Additionally, for the years ended June 30, 2021 and 2020 the Company recorded $19,368 and $323,582 in amortization of debt discount related to the BCF, respectively. For the years ended June 30, 2021 and 2020, the Company recorded $584 and $9,708 in interest expense.

Between March 27, 2020 and October 23, 2020, holders of the convertible notes converted $342,950 in principal and $10,290 in accrued interest into 107,042,708 shares of common stock.

Notes issued between August 10, 2020 and January 19, 2021

Between May 11, 2020 and January 19, 2021, the Company issued convertible notes payable with an aggregate face value of $299,350 with a coupon rate of 6%. The notes have a maturity date of three and six months. The agreements provided the holder has the option to convert the principal balance and any accrued interest to common stock of the Company. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock. Of the $299,350, $87,000 is convertible at $0.025 per share, $180,550 is convertible at $.03 per share, and the remaining $31,800 is convertible at $0.003 per share.

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

In connection with the notes, the Company issued warrants indexed to an aggregate 8,848,333 shares of common stock. The warrants have a term of two years and an exercise price of $.025. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $156,225.

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

Amortization of debt discount and interest expense related to all notes excluding related party notes

For the years ended June 30, 2021 and 2020, the Company recorded $284,544 and $453 in amortization of debt discount related to the notes. For the years ended June 30, 2021 and 2020, the Company recorded $6,856 and $14 in interest expense related to the notes, respectively.

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

For the years ended June 30, 2021, the Company recorded $5,000 in amortization of debt discount related to the note. For the years ended June 30, 2021, the Company recorded $76 in interest expense related to the note.

On November 25, 2020, Keystone Business Development Partners converted $5,000 in principal and $76 in accrued interest into 203,024 shares of common stock.

Consulting fees

During the years ended June 30, 2021 and 2020, the Company recorded $98,000 and $73,300 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy.

For the years ended June 30, 2021 and 2020, the Company recorded $38,000 and $7,000 respectively, in consulting fees to Edward DeFeudis, a Director of the Company.

During the years ended June 30, 2021 and 2020, the Company recorded $54,000 and $44,700 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. On August 26, 2020, the Company issued 4,090,909 shares of common stock for payment of $13,500 for services performed in May, June and July 2020.

During the years ended June 30, 2021 and 2020, the Company recorded $30,000 and $7,000 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. As of June 30, 2021, $25,000 was recorded in accrued liabilities.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2021, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 10 – EQUITY

Common Stock

Fiscal Year 2021 Issuances

On July 30, 2020, the Company issued 16,011,818 shares of common stock related to conversions of debt from the previous fiscal year, which were previously recorded in common stock to be issued.

On August 26, 2020, the Company issued 4,090,909 shares of common stock for payment of $13,500 for services performed in May, June and July 2020. The shares were valued at $200,454 or $0.049 per share. As of result the Company recorded a loss on settlement in debt in the amount of $186,954.

On September 8, 2020, the Company issued 96,835,648 shares of common stock related to conversions of debt from the previous fiscal year, which were previously recorded in common stock to be issued.

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

On February 9, 2021, the Company issued 19,595,442 shares of common stock for the conversion of $127,150 in principal and $2,709 in accrued interest.

In March of 2021, the Company sold 12,075,001 shares of common for $1,497,000, or $0.12 per share.

On March 22, 2021, the Company issued 50,000 shares of common stock to an advisory board member for services. The shares were valued at $13,800 or $0.28 per share.

On March 22, 2021, the Company issued 50,000 shares of common stock to an advisory board member for services. The shares were valued at $22,750 or $0.46 per share.

On March 22, 2021, the Company issued 4,557,943 shares of common stock for the conversion of $23,000 in principal and $853 in accrued interest.

NOTE 10 – EQUITY (CONTINUED)

On April 26, 2021, the Company issued 1,014,798 shares of common stock for the conversion of $30,000 in principal and $444 in accrued interest.

On May 7, 2021, the Company sold 833,333 shares of common for $100,000, or $0.12 per share.

During the year ended June 30, 2021, certain holders of preferred stock converted 44,367 shares into 44,366,919 shares of common stock.

Common Stock to be Issued

On March 12, 2021, the Company sold 400,000 shares of common stock for $48,000, or $0.12 per share. As of June 30, 2021, the shares were not yet issued. As a result, these amounts were held in common stock to be issued.

In April 2021, a holder converted $3,000 in principal and $90 in accrued interest into 123,590 shares of common stock. As of June 30, 2021, the shares were not yet issued. As a result, these amounts were held in common stock to be issued.

Series B Preferred Stock

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

As of June 30, 2021 and 2020, the Company has 788,270 and 3,113,638 shares of Series A Preferred Stock issued and outstanding, respectively.

On February 15, 2021, in accordance with Florida Law and conversations with counsel, the Board of Directors of the Company rescinded 990,000 Series A Preferred Shares, which represented all preferred shares issued to one of the shareholders in the Share Exchange between American Aviation Technologies, LLC and Xeriant, Inc. entered into on April 19, 2019, due to breach of contract.

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

On March 27, 2021, Spider Investments, LLC returned 41,000 Series A Preferred Shares to the treasury of the Company.

Series A Preferred Stock

On March 25, 2021, the Certificate of Designation for the Series B Preferred was recorded by the State of Nevada. There are 100,000,000 shares authorized as preferred stock, of which 1,000,000 are designated as Series B Preferred Stock having a par value of $0.00001 per share. The Series B preferred stock is not convertible, does not have any voting rights and no liquidation preference.

During the year ended June 30, 2021, the Company issued 1,000,000 shares of Series B Preferred Stock to the Company’s CEO as part of his employment agreement.

AAT membership unit adjustment

On May 12, 2021, on further advice of counsel and in good faith, the Company returned 3,600,000 membership units of American Aviation Technologies, LLC to a former shareholder, which was his consideration provided in the Share Exchange between American Aviation Technologies, LLC and Xeriant, Inc. As a result, this former shareholder was restored to his original shareholding position in American Aviation Technologies, LLC.

AAT Subsidiary

On May 12, 2021, the Company’s position in American Aviation Technologies, LLC was reduced to 64%, and therefore the subsidiary is now classified as majority owned.

NOTE 11 – GOING CONCERN MATTERS

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2021 and 2020, the Company had $962,540 and $38,893 in cash and $677,257 in working capital and $53,532 in negative working capital, respectively. For the year ended June 30, 2021 and 2020, the Company had a net loss of $2,702,602 and $699,564, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE 12 – INCOME TAXES

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

At June 30, 2021 and 2020, the significant components of the deferred tax assets are summarized below:

	2021	2020

Deferred income tax asset
Net operating loss carryforwards	$3,237,960	$2,929,710
Book to tax differences in intangible assets	-	(95)
Total deferred income tax asset	3,237,960	2,929,615
Less: valuation allowance	(3,237,960)	(2,929,615)
Total deferred income tax asset	$—	$—

Income tax expense reflected in the consolidated statements of income consist of the following for 2021 and 2020:

	2021	2020
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	—	—
State	—	—

Income tax expense	$—	$—

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of June 30, 2021.

NOTE 13 – SUBSEQUENT EVENTS

Legal Proceedings

On September 1, 2021, Xeriant Inc. brought a cause of action in the Southern District of Florida against a former shareholder for claims, including but not limited to, breach of contract, misrepresentation, and asserting claims to recoup monetary and in-kind distributions made to the shareholder by the Company. The defendant in the above-mentioned action has not asserted any counterclaims to-date.

Sale of common stock

Subsequent to June 30, 2021, the Company sold an aggregate 30,966,667 shares of common stock to multiple investors for $1,668,500.

Exercise of warrants

Subsequent to June 30, 2021, an aggregate 4,185,000 warrants were exercised for $125,550.

Convertible notes

On August 9, 2021, the Company issued a convertible note with a face value of $100,000. The note matures on November 9, 2021, has an interest rate of 6% and has a conversion price of $0.06 per share.

On August 10, 2021, the Company issued a convertible note with a face value of $150,000. The note matures on November 10, 2021, has an interest rate of 6% and has a conversion price of $0.06 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective December 4, 2019, the Company engaged BF Borgers CPA P.C. (“BF”), as the Company’s independent registered public accounting firm. The engagement was approved by the Company’s Board of Directors.

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

At June 30, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2021, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

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

Our management has conducted an evaluation, under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of June 30, 2021. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Keith Duffy concluded that our internal controls over financial reporting are not effective due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our material weaknesses relate to the following:

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Xeriant, Inc.

The following sets forth information about our directors and executive officers:

Name	Age	Position

Keith Duffy	60	Chairman of the Board and CEO

Scott Duffy	60	Executive Director

Edward C. DeFeudis	48	Director

Pablo Lavigna	50	Chief Information Officer

Brian Carey	48	Chief Financial Officer

Michael Harper	56	Director

Lisa Ruth	56	Director

Keith Duffy, Chairman of the Board and CEO

Mr. Duffy has over thirty years of experience in investment banking, management, finance, strategic planning and operations, and has been a principal in a number of start-up companies. He arranged the merger of American Aviation Technologies with a public company and established the relationship with Florida Atlantic University (FAU), preparing the white paper that was presented to the Research Park at FAU Authority. He was formerly the founder and CEO of a public company and the founder and CEO of two bank holding companies, a software development company and a biotech company now trading on NASDAQ. Mr. Duffy trained to be a private pilot when he was 16 years old and worked at an FBO at the Palm Beach International Airport after college to further his knowledge of the aviation industry. He has held a variety of management, accounting, and finance positions over the years. He has been a licensed securities broker and currently holds a real estate license and a NMLS mortgage broker’s license in Florida. He has also served on the Florida Bar Grievance Committee. Mr. Duffy attended Wake Forest University and Rollins College, where he earned a B.A. Degree in Business Administration and Mathematics in 1982.

Scott M. Duffy, Executive Director, Corporate Operations

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

Edward C. DeFeudis, Director

Mr. DeFeudis is a venture investor and serial entrepreneur spanning multiple industries. His investments focus on late seed, bridge, and Series A rounds. He has a knack for understanding complex disruptive technology and enjoys finding rare opportunities that create first mover advantage. Mr. DeFeudis is a financial professional who has served on the executive management team and board of directors of several early-stage companies. He has structured and secured multiple financings while serving as point person to investors, funds, and investments banks, which has led to hundreds of millions of dollars in capital formation. He is extremely detail oriented and understands complex legal positioning.

Pablo Lavigna, Chief Information Officer

Pablo Lavigna has over twenty years of experience in the Information Technology and Software Engineering field. He developed extensive experience as Director of Information Technology operations at a private firm. Mr. Lavigna has developed and implemented network security procedures and developed software for multiple industries. He holds several Microsoft and CompTIA certifications including Microsoft Certified System Engineer (MCSE), Microsoft Certified System Administrator (MCSA), and Microsoft Certified Professional (MCP), and CompTIA Security+. Mr. Lavigna attended Florida International University where he earned his degree in Information Technology and Business with Magna Cum Laude Honors.

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

Michael Harper, Director

Michael Harper is a 36-year technology veteran operating within emerging and highly competitive technology markets. Mr. Harper began his career at IBM and went on to lead four companies to successful exits with AT&T, CitiBank, Actimize, and Red Hat. Currently, Mr. Harper is the Executive VP, COO & CMO of zSpace, which improves STEAM and CTE performance by delivering zSpace Experiential Learning™ with AR/VR 2000 to schools around the globe, over 200 Higher Ed institutions and numerous enterprises ranging from Healthcare to the Military. Inc. listed zSpace one of the 500 fastest growing companies for two consecutive years. Mr. Harper received a Bachelor of Science in Electrical Engineering from Tulane University and graduated with Summa cum Laude, Departmental Honors, and the EE Merit Award, Tau Beta Pi, Phi Eta Sigma, Eta Kappa Nu, and then attended the Wharton School of Business at University of Pennsylvania and received his Master of Business Administration where he Graduated with Distinction.

Lisa M. Ruth, Director

Lisa M. Ruth is a 35-year professional intelligence, operations, and analysis expert. She maintains an exceptional global network of intelligence, operations, and security professionals, and is highly regarded in all phases of intelligence, counterintelligence, security and investigations. Ms. Ruth is recognized by intelligence, media, and professionals as a top international security and intelligence officer and is regularly quoted in press and on television regarding international and security developments. For the past 20 years, Ms. Ruth has worked as an executive at CTC International Group, Inc. and currently serves as its President and CEO, where she manages a global resource team of 8,500 individuals in every country in the world with the exception of North Korea. She has been an expert witness on more than 100 cases involving death squad activity, peace and reconciliation commissions, human trafficking, trade secret violations, espionage, and conducted security assessments, counter-espionage assessments, and cyber assessments for Disney, Apple, Google, and other major companies. In the 15 years prior to CTC, Ms. Ruth worked as an intelligence officer for the Central Intelligence Agency and served in both the intelligence and operations directorates. She was deployed in 26 countries in Latin America, Asia, the Middle East, and Africa to track and monitor terrorist activities, their financial networks, and communications networks and provided reporting and analysis to the highest levels of the US government. She was called from the field on four occasions to brief the President of the United States and the Joint Chiefs of Staff regarding highly classified information in my programs of expertise. Ms. Fuller received a Bachelor of Arts in International Relations from George Mason University, a Master of Arts in International Relations from University of Virginia, and PhD coursework in Conflict Resolution from George Mason University.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors.

Director Independence; Standing Committees

The Company has two independent directors serving on its Board of Directors, including Michael Harper and Lisa Ruth, as defined under the Nasdaq Stock Market’s listing standards, effective they joined the Board of Directors in May 2021 upon reconstitution of the Board as described in this Information Statement.

The Company’s common stock is traded on OTCQB under the symbol “XERI.” The OTCQB trading platform does not maintain any standards regarding the “independence” of the directors for our Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

The Company’s Board presently has no functioning standing committees.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles due to the small size and early stage of the Company

Family Relationships

Keith Duffy, Chairman and CEO, and Scott Duffy, Executive Director, are brothers.

Board Committees

Audit Committee

We do not have a separately designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. Two directors also hold positions as our officers. Our Board of Directors is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Registrant's board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to our fiscal year ended June 30, 2021.

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

Item 11. Executive Compensation.

For the year ended June 30, 2021, no director or executive officer has received compensation from the Registrant pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Executive Compensation Policies as They Relate to Risk Management

Management have considered whether our compensation policies might encourage inappropriate risk taking by the Company's executive officers and other employees. The Compensation Committee has determined that the current compensation structure aligns the interests of the executive officers with those of the Company without providing rewards for excessive risk taking by awarding a mix of fixed and performance based or discretionary bonuses with the performance-based compensation focused on profits as opposed to revenue growth.

Option Exercises and Fiscal Year-End Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2021 or held any outstanding stock options as of June 30, 2021.

Incentive Plan

The Registrant does not have any equity compensation plans.

Employment Agreements

On February 19, 2021, the Company executed an employment agreement with Keith Duffy to act as the Chief Executive Officer of the Company and AAT, with an annual base salary of $180,000 (subject to increases at the discretion of the Board of Directors) and the issuance of 1,000,000 Series B Preferred Shares.

Consulting Agreements

None, although some of the officers are currently paid as consultants of the Company.

Director Compensation

Edward DeFeudis, one of the Company’s Directors, was compensated $38,000 during the fiscal year ended June 30, 2021 because of the amount of involvement in assisting management of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The table below sets forth as of June 31, 2021, information with respect to beneficial ownership of the Company’s common stock by:

•	Each person known to the Company to own beneficially more than 5% of our outstanding common stock, either before or immediately after the merger.

•	Each of the post-Merger directors and executive officers of the Company.

•	All of our post-Merger directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to any warrants or options that are presently exercisable or exercisable within 60 days of June 30, 2021, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The numbers reflected in the percentage ownership columns are based on a fully diluted basis of the Company’s common stock outstanding after a conversion of the Series A Preferred Stock into Common Shares. The persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Series A Preferred Stock	Percentage Represented on a Fully Diluted Basis
Micha Holdings, LLC (1)	99,000	9.16%
Ancient Investments, LLC (2)	200,000	18.68%
Basil Consulting, LLC (3)	100,000	9.25%
Christopher Sawchuk	100,000	11.28%
Spider Investments, LLC (4)	100,000	9.25%
All directors and executive officers as a group (four persons)	300,000	29.01%

_____________

(1)	Mr. Alberto Silva has control and dispositive power over Micha Holdings, LLC and is the beneficial owner of Micha Holdings, LLC.
(2)	Mr. Keith Duffy is the Chairman and Chief Executive Officer of the Company, and is a beneficial owner of Ancient Investments, LLC.
(3)	Mr. Cameron Cox is an Advisor to the Company and has control and dispositive power over the shares owned by Basil Consulting, LLC and is the beneficial owner of Basil Consulting, LLC.
(4)	Mr. Edward C. DeFeudis is a Director of the Company, and has control and dispositive power over Spider Investments, LLC and is the beneficial owner of Spider Investments, LLC.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by BF Borgers CPA, PC for professional services rendered for the fiscal year ended June 30, 2021 and 2020:

	Fiscal Year Ended
	June 30,	June 30,
	2021	2020
Audit Fees	$34,900	$14,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$34,900	$14,500

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

Our Board of Directors has reviewed and discussed with BF Borgers CPA P.C. (“BF”), our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2021 and 2020. The Board of Directors also has discussed with BF the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from BF required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Farber Hass Hurley LLP its independence from our company.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2021 for filing with the SEC.

Item 15. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

2.1	Joint Venture Agreement dated May 31, 2021, by and between Xeriant, Inc. and XTI (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 9, 2021 (with redactions).

3.1	Articles of Incorporation for Eastern World Solutions, Inc. dated December 18, 2009 (incorporated by reference to Exhibit 3.1 to Current Report on Form S-1 dated January 25, 2010.

3.2	ByLaws of Eastern World Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form S-1 dated January 25, 2010.

4.2	Certificate of Designation of Series A Preferred shares effective September 30, 2019.

4.3	Certificate of Designation of Series B Preferred shares effective February 22. 2021.

10.1

Exchange Agreement by and among Banjo & Matilda, Inc. American Aviation Technologies, LLC, and the Members of American Aviation Technologies, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 23, 2019.

10.6	Employment Agreement for Keith Duffy dated February 19, 2021.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on February 15. 2011.

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

XERIANT, INC.

Date: October ___, 2021	By:	/s/ Keith Duffy
Keith Duffy
Chief Executive Officer
(Principal Executive)

Date: October ___, 2021	By:	/s/ Brian Carey
Brian Carey
Chief Financial Officer

