Form 10-K/A
period 2021-06-30
XERIANT, INC.
filed 2021-10-15
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Xeriant, Inc. is filing this Amendment on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 13, 2021 (the “Original Filing”), to amend its previously-issued audited consolidated financial statements and related financial information for the fiscal year ended June 30, 2021 for the purpose of inserting or correcting certain amounts which changes are in the aggregate not material, and to provide a corrected audit opinion.

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

Fiscal Year 2021 Results of Operations Compared with Fiscal Year 2020

	For the years ended
	June 30, 2021	June 30, 2020	$	%

Operating expenses:
Sales and marketing expense	$1,047,120	$0	$1,047,120	100%
General and administrative expenses	368,296	94,013	274,283	292%
Professional fees	190,693	137,250	53,443	39%
Related party consulting fees	220,000	125,100	94,900	100%
Research and development expense	373,112	6,376	366,736	5752%
Total operating expenses	2,199,221	362,739	1,836,482	6323%

Loss from operations	(2,199,221)	(362,739)	(1,836,482)	506%

Other income (expense):
Amortization of debt discount	(303,912)	(324,034)	20,122	100%
Amortization of debt discount, related party	(5,000)	(27,242)	22,242	200%
Interest expense	(7,439)	(9,722)	2,283	-23%
Interest expense, related parties	(76)	(3,983)	3,907	-98%
Gain on forgiveness of accounts payable	0	28,156	(28,156)	-100%
Loss on settlement of debt	(186,954)	0	(186,954)	100%
Total other income (expense)	(503,381)	(336,825)	(166,556)	49%

Net loss	$(2,702,602)	$(699,564)	$(2,003,038)	286%

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

General and administrative expenses

Total general and administrative expenses were $368,296 for the year ended June 30, 2021 compared to $94,013 for the year ended June 30, 2020. The increase of 292% was primarily due to an increase in consulting fees, advisory board fees, and an increase in travel, meetings and conferences to promote the company.

Professional Fees

Total professional fees were $190,693 for the year ended June 30, 2021 compared to $137,250 for the year ended June 30, 2020, an increase of 39%. The increase was due to legal fees.

Related Party Consulting Fees

Total related party consulting fees were $220,000 for the year ended June 30, 2021 compared to $125,100 for the year ended June 30, 2020. The consulting fees for June 30, 2021 consisted of i) $98,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $54,000 for AMP Web services, a company owned by Pablo Lavigna, CTO, $38,000 to Edward DeFeudis, Director, and (iii) $30,000 for Keystone Business Development Partners, a company owned by Brian Carey, CFO. The consulting fees for June 30, 2020 consisted of (i) $73,400 for Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $44,700 for AMP Web services, a company owned by Pablo Lavigna, CTO and (iii) $7,000 paid for Keystone Business Development Partners, a company owned by Brian Carey, CFO.

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

JUNE 30, 2021  and 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Xeriant, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xeriant, Inc. (the "Company") as of June 30, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years ended June 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Creation of Variable Interest Entity

As described in Note 3 to the consolidated financial statements, management applied FASB Topic 810, Consolidation (“ASC 810”) to recognize if a Joint Venture (“JV”) classifies as a Variable Interest Entity (“VIE”). Management recognizes a VIE when the Company has a controlling financial interest in the VIE and, thus, is the VIE’s primary beneficiary.  The Company’s assessment includes determining the characteristics of the reporting entity’s variable interest(s) and other involvements (including involvement of related parties and de facto agents), if any, in the VIE, as well as the involvement of other variable interest holders. Additionally, the assessment, considers the VIE’s purpose and design, including the risks that the VIE was designed to create and pass through to its variable interest holders.

The principal considerations for our determination that performing procedures over determination if a VIE relationship exits is a critical audit matter as there are more significant risks associated with no recognition of. This in turn led to significant effort in performing our audit procedures which were designed to evaluate whether the beneficiary has the power, through voting rights or similar right, to direct the activities of an entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity and the right to receive the expected residual returns of the entity were appropriately considered by management under ASC 810.

Our audit procedures included, among others, determining the activities that most significantly affect the VIE’s economic performance and the Company retaining the power to most affect those activities, whether the Company’s economic interest, including its obligation to absorb losses or receive benefits, “is disproportionately greater than its power to direct the activities of the VIE that significantly influence its economic performance and if the JV has sufficient equity to operate without financial support from the Company.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2019

Lakewood, CO

October 15, 2021

XERIANT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2021	As of June 30, 2020
Assets
Current assets
Cash	$962,540	$38,893
Deposits	12,546	-
Prepaids	1,234	13,893
Total current assets	976,320	52,786

Operating lease right-of-use asset	169,209	206,111
Total assets	$1,145,529	$258,897

Liabilities & stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$73,224	$27,621
Accrued liabilities, related party	25,000	9,000
Convertible notes payable, net of discount	158,196	32,734
Lease liability, current	42,643	36,963
Total current liabilities	299,063	106,318

Lease liability, long-term	141,160	183,803
Total liabilities	440,223	290,121

Commitments and contingencies (Note 9)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 788,270 and 3,113,637 shares issued and outstanding at June 30, 2021 and 2020, respectively	8	31
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 and 0 shares issued and outstanding at June 30, 2021 and 2020, respectively	10	-
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 292,815,960 and 69,584,149 shares issued and outstanding at June 30, 2021 and 2020, respectively	2,925	696
Common stock to be issued	51,090	372,397
Additional paid in capital	4,138,194	379,971
Accumulated deficit	(3,270,235)	(784,319)
Controlling interest	921,992	(31,224)
Non-controlling interest	(216,686)	-
Total stockholders' deficit	705,306	(31,224)
Total liabilities and stockholders' deficit	$1,145,529	$258,897

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30, 2021	June 30, 2020

Operating expenses:
Sales and marketing expense	$1,047,120	$-
General and administrative expenses	368,296	94,013
Professional fees	190,693	137,250
Related party consulting fees	220,000	125,100
Research and development expense	373,112	6,376
Total operating expenses	2,199,221	362,739

Operating loss	(2,199,221)	(362,739)

Other expenses:
Amortization of debt discount	(303,912)	(324,034)
Amortization of debt discount, related party	(5,000)	(27,242)
Interest expense	(7,439)	(9,722)
Interest expense, related party	(76)	(3,983)
Gain on forgiveness of accounts payable	-	28,156
Loss on settlement of debt	(186,954)	-
Total other (expense)	(503,381)	(336,825)

Net loss attributable:
Non-controlling interest	(216,686)	-
Common stockholders	(2,485,916)	-
Net loss	$(2,702,602)	$(699,564)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	225,497,197	52,426,414

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Common stock to	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	be issued	Deficit	Interest	Total
Balance July 1, 2019	-	$-	-	$-	-	$-	$50,907	$-	$(84,755)	$-	(33,848)

Effect of reverse merger	3,113,637	31	-	-	69,584,149	696	(50,629)	-	-	-	(49,902)

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	-	-	379,693	-	-	-	379,693

Convertible notes and accrued interest converted into common stock	-	-	-	-	-	-	-	-	-	-	-

Convertible notes and accrued interest, related party converted into common stock	-	-	-	-	-	-	-	372,397	-	-	372,397

Net Loss	-	-	-	-	-	-	-		(699,564)	-	(699,564)

Balance June 30, 2020	3,113,637	$31	-	$-	69,584,149	$696	$379,971	$372,397	$(784,319)	$-	$(31,224)

Sale of common stock	-	-	-	-	16,308,334	163	1,599,837	48,000	-	-	1,648,000

Conversion of convertible notes and accrued interest	-	-	-	-	25,168,183	251	183,905	-	-	-	184,156

Conversion of convertible notes and accrued interest	-	-	-	-	-	-	-	3,090	-	-	3,090

Conversion of Series A Preferred to Common Stock	(44,367)	-	-	-	44,366,919	443	(443)	-	-	-	-

Cancellation of Series A Preferred shares issued in AAT merger	(2,240,000)	(22)	-	-	-	-	22	-	-	-	-

Cancellation of Series A Preferred shares issued for compensation in prior year	(41,000)	(1)	-	-	-	-	1	-	-	-	-

Stock issued for services	-	-	-	-	24,540,909	244	1,275,459	-	-	-	1,275,703

Issuance of warrants with convertible notes	-	-	-	-	-	-	117,893	-	-	-	117,893

Issuance of warrants for advisory board services	-	-	-	-	-	-	38,332	-	-	-	38,332

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	-	-	171,957	-	-	-	171,957

Shares reclassed from common stock to be issued	-	-	-	-	112,847,466	1,128	371,270	(372,397)	-	-	1

Issuance of Series B Preferred Stock in connection with CEO's Employment Agreement	-	-	1,000,000	10	-	-	(10)	-	-	-	-

Net Loss	-	-	-	-	-	-	-		(2,485,916)	(216,686)	(2,702,602)

Balance June 30, 2021	788,270	$8	1,000,000	$10	292,815,960	$2,925	$4,138,194	$51,090	$(3,270,235)	$(216,686)	$705,306

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

The Company analyzed the transaction under ASC 810 Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The Joint Venture qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from Xeriant. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests are 50/50. However, the agreement provides for a Management Committee of five members. Three of the five members are from Xeriant. Additionally, Xeriant has an obligation to invest $10,000,000 into the JV. As such, Xeriant has substantial capital at risk. Based on these two factors, the conclusion is that Xeriant is the primary beneficiary of the VIE. Accordingly, Xeriant  has consolidated the VIE.

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

Right-of-use asset is summarized below:

June 30, 2021
Office lease	$220,448
Less: accumulated amortization	(51,239)
Right-of-use asset, net	$169,209

Operating lease liability is summarized below:

June 30, 2021
Office lease	$183,803
Less: current portion	(42,644)
Long term portion	141,160

Maturity of the lease liability is as follows:
Fiscal year ending June 30, 2022	$58,635
Fiscal year ending June 30, 2023	60,392
Fiscal year ending June 30, 2024	62,201
Fiscal year ending June 30, 2025	37,112
218,340
Present value discount	(34,537)
Lease liability	$183, 803

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

Amortization of debt discount and interest expense related to all notes excluding related party notes

For the years ended June 30, 2021 and 2020, the Company recorded $304,121 and $453 in amortization of debt discount related to the notes. For the years ended June 30, 2021 and 2020, the Company recorded $ 7,409 and $14 in interest expense related to the notes, respectively.

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

Series  A Preferred Stock

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

Series  B Preferred Stock

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The table below sets forth as of June 30, 2021, information with respect to beneficial ownership of the Company’s common stock by:

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

XERIANT, INC.

Date: October 15, 2021	By:	/s/ Keith Duffy
Keith Duffy
Chief Executive Officer
(Principal Executive)

Date: October 15, 2021	By:	/s/ Brian Carey
Brian Carey
Chief Financial Officer

