Form 10-Q
period 2021-09-30
XERIANT, INC.
filed 2021-11-22
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 18, 2021, the Registrant had outstanding 322,574,504 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

4

XERIANT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2021	As of June 30, 2021
Assets
Current assets
Cash	$281,847	$962,540
Deposits	12,546	12,546
Prepaids	36,088	1,234
Total current assets	330,481	976,320

Operating lease right-of-use asset	159,387	169,209
Total assets	$489,868	$1,145,529

Liabilities & stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$26,180	$73,224
Accrued liabilities, related party	27,500	25,000
Convertible notes payable, net of discount	139,674	158,196
Lease liability, current	44,159	42,643
Total current liabilities	237,513	299,063

Lease liability, long-term	129,667	141,160
Total liabilities	367,180	440,223

Commitments and contingencies (Note 8)

Stockholders' equity
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 784,270 and 788,270 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	8	8
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 322,574,504 and 292,815,960 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	3,221	2,925
Common stock to be issued	1,263,400	51,090
Additional paid in capital	6,790,885	4,138,194
Accumulated deficit	(6,540,344)	(3,270,235)
Controlling interest	1,517,190	921,992
Non-controlling interest	(1,394,502)	(216,686)
Total stockholders' equity	122,688	705,306
Total liabilities and stockholders' equity	$489,868	$1,145,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	September 30, 2021	September 30, 2020

Operating expenses:
Sales and marketing expense	$598,595	$-
General and administrative expenses	1,201,002	35,970
Professional fees	29,541	20,600
Related party consulting fees	82,500	36,500
Research and development expense	2,340,575	-
Total operating expenses	4,252,213	93,070

Operating loss	(4,252,213)	(93,070)

Other expenses:
Amortization of debt discount	(149,028)	(45,961)
Financing fees	(43,750)	(45,961)
Interest expense	(2,389)	(1,087)
Loss on settlement of debt	(535)	(186,954)
Total other (expense)	(195,702)	(234,002)

Net loss attributable:
Non-controlling interest	(1,177,816)	-
Common stockholders	(3,270,099)	-
Net loss	$(4,447,915)	$(327,072)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	225,497,197	118,378,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Series A		Series B				Additional	Common		Non-
	Preferred Stock		Preferred Stock		Common Stock		Paid in	stock to	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	be issued	Deficit	Interest	Total
Balance June 30, 2021	788,270	8	1,000,000	10	292,815,960	2,925	4,138,194	51,090	(3,270,235)	(216,686)	705,306

Issuance of common stock committed in prior period	-	-	-	-	400,000	4	47,996	(48,000)	-	-	-

Sale of common stock	-	-	-	-	7,500,000	75	499,925	1,168,500	-	-	1,668,500

Shares issued as equity kicker	-	-	-	-	250,000	3	43,750	-	-	-	43,753

Exercise of warrants	-	-	-	-	4,185,000	41	125,509	3,000	-	-	128,550

Conversion of Series A Preferred to Common Stock	(4,000)	-	-	-	4,000,000	40	(40)	-	-	-	-

Conversion of convertible notes and accrued interest	-	-	-	-	10,598,544	106	176,054	(3,090)	-	-	173,070

Stock issued for services	-	-	-	-	2,825,000	27	449,173	91,900	-	-	541,100

Stock option compensation	-	-	-	-	-	-	1,060,324	-	-	-	1,060,324

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	-	-	250,000	-	-	-	250,000

Net Loss	-	-	-	-	-	-	-	-	(3,270,099)	(1,117,816)	(4,447,915)

Balance September 30, 2021	784,270	$8	1,000,000	$10	322,574,504	$3,221	$6,790,885	$1,263,400	$(6,540,334)	$(1,394,502)	$122,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

					Additional	Common
	Preferred Stock		Common Stock		Paid in	stock to	Accumulated
	Shares	Amount	Shares	Amount	Capital	be issued	Deficit	Total
Balance June 30, 2020	3,113,637	$31	69,584,149	$696	$379,971	$372,397	$(784,319)	$(31,224)

Common stock issued for prior period conversions of principal and interest	-	-	112,847,466	1,127	371,270	(372,397)	-	-

Conversion of convertible notes and accrued interest	-	-	-	-	-	51,145	-	51,145

Conversion of Series A Preferred to Common Stock	(39,358)	-	39,358,000	393	(393)	-	-	-

Relative fair value of warrants issued with convertible debt	-	-	-	-	36,407	-	-	36,407

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	42,893	-	-	42,893

Common stock issued for services	-	-	4,090,909	40	200,414	-	-	200,454

Net Loss	-	-	-	-	-		(327,072)	(327,073)

Balance September 30, 2020	3,074,279	$31	225,880,524	$2,256	$1,030,562	$51,145	$(1,111,391)	$(27,398)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	September 30, 2021	September 30, 2020

Cash Flows from Operating Activities
Net Loss	$(4,447,915)	$(327,072)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock compensation	1,060,324	-
Stock issued for services	494,700	-
Amortization of debt discount	149,028	45,961
Loss on settlement of debt	535	186,954
Operating lease right of use asset	(155)	262
Changes in operating assets & liabilities
Prepaid expenses	(34,850)	572
Accounts payable and accrued expenses	50,191	17,188
Net cash used in operating activities	(2,727,742)	(76,135)

Cash Flows from Financing Activities
Sale of common stock	1,668,500	-
Cash from exercise of warrants	128,549	-
Proceeds from convertible notes payable	250,000	79,300
Net cash provided by financing activities	2,047,090	79,300

Increase (Decrease) in Cash	(680,693)	3,165

Cash at beginning of period	962,540	38,893

Cash at end of period	$281,847	$42,058

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$187,246	$51,145
Warrants issued with convertible notes payable	$117,893	$36,402
Beneficial conversion feature arising from convertible notes payable	$171,957	$42,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The condensed consolidated unaudited financial statements include the accounts of Xeriant, Inc., American Aviation Technologies, LLC, and Eco-Aero, LLC. All material intercompany accounts, transactions and profits were eliminated in consolidation. These financial statements should be read in conjunction with the company’s latest annual financial statements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of September 30, 2021 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of September 30, 2021 and 2020 there are no accounts receivable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the years ended September 30, 2021 and 2020, the Company has no revenue.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the three months ended September 30, 2021, the Company recorded a BCF in the amount of $250,000.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $2,340,575 and $0 for the three months ended September 30, 2021 and 2020, respectively.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $168,087 and $0 for the three months ended September 30, 2021 and 2020, respectively. These expenses are included within sales in marketing expenses in the statements of operations.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs for the three months ended September 30, 2021 and 2020, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - JOINT VENTURE

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

NOTE 4 - CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On September 30, 2021, the Company had $31,847 in excess of FDIC insurance.

NOTE 5 - OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

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

Right-of-use asset is summarized below:

September 30,
2021
Office lease	$220,448
Less: accumulated amortization	(61,061)
Right-of-use asset, net	$159,387

Operating lease liability is summarized below:

September 30, 2021
Office lease	$173,826
Less: current portion	(44,160)
Long term portion	129,667

Maturity of the lease liability is as follows:

Fiscal year ending June 30, 2022	$44,266
Fiscal year ending June 30, 2023	60,392
Fiscal year ending June 30, 2024	62,201
Fiscal year ending June 30, 2025	37,112
203,971
Present value discount	(30,144)
Lease liability	$173,826

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount, as of September 30, 2021 and June 30, 2021 was $139,674 and $158,196, respectively, as summarized below:

The following table illustrates the carrying values for the convertible notes payable as of September 30, 2021 and June 30, 2021:

	September 30,	June 30,
Convertible Notes Payable	2021	2021
Convertible notes payable issued January 5, 2021 (6% interest)	$-	$25,000
Convertible notes payable issued January 11, 2021 (6% interest)	-	142,550
Convertible notes payable issued August 9, 2021 (6% interest)	100,000	-
Convertible notes payable issued August 10, 2021 (6% interest)	150,000	-
Total face value	250,000	167,550
Less unamortized discount	(110,326)	(9,354)
Carrying value	$139,674	$158,196

Between September 27, 2019 and August 10, 2021, the Company issued convertible notes payable with an aggregate face value of $892,300, of which $342,950 were issued by our subsidiary AAT. The notes have a coupon rate of 6% and maturity dates between three and six months. The agreements provided the holder has the option to convert the principal balance and any accrued interest to common stock of the Company. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock. Of the $892,300, $342,950 is convertible at $.0033 per share, $87,000 is convertible at $0.025 per share, $180,550 is convertible at $.03 per share, $31,800 is convertible at $0.003 per share, and the remaining $250,000 is convertible at $.06 per share

Between March 27, 2020 and July 11, 2021, holders of the convertible notes converted the $342,950 in principal (the full balance of the AAT Notes) and $10,290 in accrued interest into 107,042,708 shares of common stock. Between November 10, 2020 and July 11, 2021, holders of the convertible notes converted $299,350 in principal and $7,224 in accrued interest into 19,641,327 shares of common stock. During the three months ended September 30, 2021, holders of the convertible notes converted $167,550 in principal and $5,520 in accrued interest into 10,598,544 shares of common stock. The remaining principal balance of the notes as of September 30, 2021 was $250,000.

The Company evaluated these notes under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification. However, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance.

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

The Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. After the allocation of $156,225 to the warrants, the remaining $512,906 in proceeds resulted in a beneficial conversion feature recorded in additional paid-in capital. Both the BCF and warrants resulted in a debt discount and are amortized over the life of the note.

For the three months ended September 30, 2021 and 2020, the Company recorded $149,028 and $45,961 in amortization of debt discount related to the notes. For the three months ended September 30, 2021 and 2020, the Company recorded $2,391 and $1,087 in interest expense related to the notes, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

For the three months ended September 30, 2021 and 2020, the Company recorded $0 and $1,957 in amortization of debt discount related to the note. For the three months ended September 30,2021 and 2020, the Company recorded $0 and $30 in interest expense related to the note, respectively.

On November 25, 2020, Keystone Business Development Partners converted $5,000 in principal and $76 in accrued interest into 203,024 shares of common stock.

Consulting fees

During the three months ended September 30, 2021 and 2020, the Company recorded $33,000 and $15,500 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy.

For the three months ended September 30, 2021 and 2020, the Company recorded $24,000 and $13,500 respectively, in consulting fees to Edward DeFeudis, a Director of the Company.

During the three months ended September 30, 2021 and 2020, the Company recorded $18,000 and $44,700 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna.

During the three months ended September 30, 2021 and 2020, the Company recorded $7,500 and $7,500 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. As of September 30, 2021 and June 30, 2021, $27,500 and $25,000 was recorded in accrued liabilities related to Keystone Business Development Partners, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Joint Venture

In connection with the Eco-Aero, LLC Joint Venture, discussed in Note 3, the Company is obligated to invest $10,000,000 into the joint venture.

Financial Advisory Agreements

On August 10, 2021, the Company entered into an Advisory Agreement with a firm to assist the Company with fundraising activities. In connection with the agreement, the Company has the following commitments:

•	to issue 500,000 shares payable at the date of the agreement, 500,000 shares payable three months from the date of the agreement, 500,000 shares payable six months from the date of the agreement.

•

Pay a financing fee of 1.5% of gross proceeds received by the Company up to $100,000,000; a financing fee of 1.25% of gross proceeds received by the Company from $100,000,000-$200,000,000, and a financing fee of 1% of gross proceeds received by the Company over $200,000,000

•

M&A fee of 1.5% of the value of a business or asset sold up to $50,000,000; an M&A fee of 1.25% of value of a business or asset sold from $50,000,000-$100,000,000, an M&A fee of 1% of value of a business or asset sold from $100,000,000-$200,000,000, and an M&A fee of 0.5% of value of a business or asset sold over $200,000,000

During the three months ended September 30, 2021, the Company issued the initial 500,000 shares.

On August 19, 2021, the Company entered into an Advisory Agreement with a firm to assist the Company with fundraising activities. In connection with the agreement, the Company has the following commitments:

•	Issue 2,225,000 common shares payable at the date of the agreement, and 2,225,000 common shares payable upon an uplisting of the Company’s common stock to a national exchange.

•

Pay a cash fee of seven percent 7% of the amount of capital raised, invested or committed; and deliver a warrant (the “Agent Warrant”) to purchase shares of the Common Stock equal to seven percent (7%) of the number of shares of Common Stock underlying the securities issued in the Financing.

•

Pay a cash fee for entering into a transaction including, without limitation, a merger, acquisition or sale of stock or assets equal to one and one half percent (1.5%), or in the event a transaction is consummated with a party that was in communication with the Company prior to the date of this contract, then the fee shall equal one half percent (0.5%).

During the three months ended September 30, 2021, the Company issued the initial 2,225,000 shares.

Litigation

On September 1, 2021, Xeriant Inc. brought a cause of action in the Southern District of Florida against a former shareholder for claims, including but not limited to, breach of contract, misrepresentation, and asserting claims to recoup monetary and in-kind distributions made to the shareholder by the Company. The defendant submitted an affirmative defense and counterclaim on October 29, 2021.

Board of Advisor Agreements

The Company has entered into advisor agreements with various advisory board members. The agreements provide for the following:

On October 27, 2020, the Company agreed to issue 300,000 common shares immediately, 2-year cashless warrants to purchase 300,000 common shares at the current price, and $2,500 per meeting paid 50% in cash and 50% in common shares.

On January 18, 2021, the Company agreed to issue 50,000 common shares, two-year cashless warrants to purchase 25,000 common shares at the current price, and $2,500 per meeting paid in cash, common shares, or a combination.

On January 22, 2021, the Company agreed to issue 50,000 common shares, two-year cashless warrants to purchase 25,000 common shares at the current price, and $2,500 per meeting paid in cash, common shares, or a combination.

On March 7, 2021 the Company paid an advisor $2,500 and issued 50,000 common shares

On July 1, 2021, the Company agreed to issue 100,000 common shares, and $2,500 per meeting paid in cash, common shares, or a combination, an additional bonus of $25,000 paid in common shares issued at the end of each year of service, an option to purchase 5,000,000 common shares at $0.12 per share, vesting quarterly over 24 months, and for each of the following three years (beginning July 1, 2022), an option to purchase an additional 1,000,000 common shares per year thereafter at a 25% discount to the average market price for the preceding 10 trading days.

On July 6, 2021, provided an option to purchase 5,000,000 common shares at $0.12 per share, vesting quarterly over 24 months, a bonus of 250,000 common shares issued upon a strategic partnership with a major airline, $2,500 per formal meeting paid in common shares, and an additional bonus of $25,000 paid in common shares issued at the end of each year of service.

On July 28, 2021, the Company agreed to issue 250,000 common shares immediately, an option to purchase 5,000,000 common shares at $0.12 per share, vesting quarterly over 24 months, a bonus of 5,000,000 common shares for bringing in a strategic partner that significantly strengthens the Company’s market position, $2,500 per formal meeting paid in cash, common shares or a combination, and an additional bonus of $25,000 paid in common shares issued at the end of each year of service

On August 9, 2021, the Company agreed to issue 50,000 common shares, $2,500 per meeting paid in cash, common shares, or a combination, and an additional bonus of $25,000 paid in common shares issued at the end of each year of service.

On August 20, 2021, the Company agreed to issue 100,000 common shares, and $2,500 per meeting paid in cash, common shares, or a combination, an additional bonus of $25,000 paid in common shares issued at the end of each year of service, an option to purchase 4,000,000 common shares at $0.12 per share, vesting quarterly over 24 months.

Other Previously Announced Joint Ventures and Letters of Intent

The Company has announced its intention to enter into certain joint ventures and partnerships over the past 12 months, namely Praga Avia, CoFlow Jet, Xeriant Europe, and TheIncLab. Due to the Company's focus on its joint development with XTI Aircraft Company, and ongoing efforts with Movychem s.r.o., the advancement of these partnerships has been put on hold. The Company anticipates revisiting these opportunities after the completion of a public offering when the Company is fully staffed and adequately financed.

NOTE 9 - EQUITY

Common Stock

During the three months ended September 30, 2021, the Company issued 400,000 shares of common stock related to a subscription agreement from the previous fiscal year, which were previously recorded in common stock to be issued at $48,000.

During the three months ended September 30, 2021, the Company sold 2,500,000 shares of common stock for aggregate proceeds of $250,000, or $0.10 per share.

During the three months ended September 30, 2021, the Company sold 5,000,000 shares of common stock for aggregate proceeds of $250,000, or $0.05 per share.

In connection with one of the subscription agreements, the Company issued 250,000 shares as an equity kicker valued at $43,750, which has been expensed as a financing costs.

During the three months ended September 30, 2021, the Company issued 4,185,000 shares of common stock as a result of warrant exercises in the aggregate proceeds of $125,550.

During the three months ended September 30, 2021, the Company issued 4,000,000 shares of common stock in exchange for the conversion of 4,000 shares of Series A Preferred Stock.

During the three months ended September 30, 2021, the Company issued 10,598,544 shares of common stock for the conversion of $167,550 in principal and $4,985 in accrued interest. This resulted in a loss on extinguishment of debt in the amount of $535.

During the three months ended September 30, 2021, the Company issued 2,825,000 shares of common stock for services, valued at $449,200.

Common Stock to be Issued

During the three months ended September 30, 2021, the Company sold 4,750,000 shares of common stock for aggregate proceeds of $475,000, or $0.10 per share. As of September 30, 2021, these shares are categorized in common stock to be issued.

During the three months ended September 30, 2021, the Company sold 6,600,000 shares of common stock for aggregate proceeds of $330,000, or $0.05 per share. As of September 30, 2021, these shares are categorized in common stock to be issued.

During the three months ended September 30, 2021, the Company sold 12,116,667 shares of common stock for aggregate proceeds of $363,500, or $0.03 per share. As of September 30, 2021, these shares are categorized in common stock to be issued.

During the three months ended September 30, 2021, the Company issued 400,000 shares of common stock related to a subscription agreement from the previous fiscal year, which were previously recorded in common stock to be issued at $48,000.

During the three months ended September 30, 2021, the Company received $3,000 for the exercise of warrants into 120,000 shares of common stock. As of September 30, 2021, these shares are categorized in common stock to be issued.

During the three months ended September 30, 2021, the Company agreed to pay a consultant 250,000 shares in exchange to $45,500 in services. As of September 30, 2021, these shares are categorized in common stock to be issued.

During the three months ended September 30, 2021, the Company agreed to issue advisory board members 250,000 shares in exchange for $46,400 in services. 200,000 shares vest on a quarterly basis over one year and 50,000 shares vest completely after a year. As of September 30, 2021, these shares are categorized in common stock to be issued.

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

As of September 30, 2021 and June 30, 2021, the Company has 784,270 and 788,270 shares of Series A Preferred Stock issued and outstanding, respectively.

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

During the three months ended September 30, 2021, the Company issued 4,000,000 shares of common stock in exchange for the conversion of 4,000 shares of Series A Preferred Stock.

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

Stock Options

In connection with certain advisory board compensation agreements, the Company issued an aggregate 19,000,000 options at an exercise price of $0.12 per share. These options vest quarterly over twenty-four months and have a term of three years. The grant date fair value was $3,543,787. The Company recorded compensation expense in the amount of $1,060,324 for these options.

As of September 30, 2021, there are 19,000,000 options outstanding, of which 2,375,000 are exercisable. The weighted averaged remaining term is 2.8 years.

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.56 Years – 2.50 Years
Range of market volatility:
Range of equivalent volatility	215.35% - 275.73%
Range of interest rates	0.20% - 0.47%

Warrants

As of September 30, 2021 and June 30, 2021, the Company had 4,543,333 and 8,848,333 warrants outstanding, respectively. The warrants were issued in connection with the Convertible Notes (See Note 7). The warrants have a term of two years and an exercise price of $.025. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $156,225. During the three months ended September 30, 2021, holders of warrants exercised warrants for 4,305,000 shares of common stock for aggregate proceeds of $128,550. As of September 30, 2021, the weighted average remaining useful life of the warrants was 1.33.

NOTE 10 - NON-CONTROLLING INTEREST

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

NOTE 11 - GOING CONCERN MATTERS

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2021 and June 30, 2021, the Company had $281,847 and $962,540 in cash and $92,968 and $677,257 in working capital, respectively. For the three months ended September 30, 2021 and 2020, the Company had a net loss of $4,447,915 and $327,072, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE 12 - SUBSEQUENT EVENTS

Sale of common stock

Subsequent to September 30, 2021, the Company sold 31,466,666 shares of common stock for aggregate proceeds of $1,572,500.

Exercise of warrants

Subsequent to September 30, 2021, an aggregate 4,308,600 warrants were exercised for $128,500.

Conversion of Series A Preferred Stock

Subsequent to Sepember 30, 2021, an aggregate of 3,138 shares of Series A Preferred stock were converted into 3,138,000 common share.

Convertible notes

Effective November 1, 2021 (the “Effective Date”), Xeriant, Inc. (the “ Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Auctus Fund, LLC (the “Fund”) pursuant to which the Company issued to the Fund a Senior Secured Promissory Note (the “Note”) in the principal amount of $6,050,000 secured by the grant of a first priority security interest in the assets of the Company under a Security Agreement (the “Security Agreement”). Pursuant to the Purchase Agreement, the Company also issued to the Fund a warrant (the “Warrant”) to purchase up to 50,968,828 shares of the Company's Common Stock (the “Warrant Shares”). The Purchase Agreement also provides for piggyback registration rights for the shares issuable pursuant to the conversion of the Note and the Warrant Shares. The Note is for a term of 12 months and bears an original issue discount of $907,500. On or after six months from the issue date, the holder has the right to convert all or any portion of the principal amount and any interest, if applicable, into shares of the Company’s Common Stock at a conversion rate equal to the lesser of $0.1187 or 75% of the offering price at which the Company consummates a public offering which results in an immediate listing on a national securities exchange. The right to convert is qualified by customary blocker provisions in the case where the holder would beneficially own in excess of 4.99% of the shares outstanding (the “Blocker Provision”). The conversion rate is subject to adjustment for stock splits, dividends, recapitalizations and similar events, as well as full ratchet protection from dilutive issuances as defined in the Note. The Warrant has a term of five years from the issuance date. The initial exercise price is $0.1187 with the number of Warrant Shares issuable and the exercise price subject to adjustment for stock splits, dividends, recapitalizations and similar events, and full ratchet protection for anti-dilution issuances. The exercise of the Warrants is subject to the Blocker Provision. Maxim Group LLC acted as the exclusive placement agent for the offering.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended June 30, 2021. The unaudited statements of operations for the three months ended September 30, 2021 and 2020 are compared in the sections below.

Brief Corporate History

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

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

	For the three months ended
	September 30, 2021	September 30, 2020	$	%

Operating expenses:
Sales and marketing expense	$598,595	$0	$598,595	100%
General and administrative expenses	1,201,002	35,970	1,165,032	97%
Professional fees	29,541	20,600	8,941	30%
Related party consulting fees	82,500	36,500	46,000	56%
Research and development expense	2,340,575	0	2,340,575	100%
Total operating expenses	4,252,213	93,070	4,159,143	98%

Loss from operations	(4,252,213)	(93,070)	(4,159,143)	98%

Other income (expense):
Amortization of debt discount	(149,028)	(45,961)	(103,067)	69%
Financing fees	(43,750)	-	(43,750)	100%
Interest expense	(2,389)	(1,087)	(1,302)	54%
Loss on settlement of debt	(535)	(186,954)	186,419	34845%
Total other income (expense)	(195,702)	(234,002)	38,300	-20%

Net loss	$(4,447,915)	$(327,072)	$(4,120,843)	93%

Sales and Marketing Expense

Sales and marketing expense was $598,595 for the three months ended September 30, 2021 compared to $0 for the three months ended September 30, 2020. During the three months ended September 30, 2021, the Company was putting money into sales and marketing expenses to actively market the brand.

General and Administrative Expenses

Total general and administrative expenses were $1,201,002 for the three months ended September 30, 2021 compared to $35,970 for the three months ended September 30, 2020. The increase of $1,165,032 primarily relates to options valued at $1,060,324 for advisory board services.

Professional Fees

Total professional fees were $29,541 for the three months ended September 30, 2021 compared to $20,600 for the three months ended September 30, 2020 for an increase of $8,941.

Related Party Consulting Fees

Total related party consulting fees were $82,500 for the three months ended September 30, 2021 compared to $36,500 for the three months ended September 30, 2020. The increase of $46,000 was primarily related to $24,000 in new related party expenses coupled an increase in the pay of existing related party.

Research and Development Expenses

Total research and development expenses were $2,340,575 for the three months ended September 30, 2021 compared to $0 for the three months ended September 30, 2020. The research and development costs were related to the development of an aircraft through our Eco-Aero joint venture.

Other Expenses

Total other income (expenses) were ($195,702) for the three months ended September 30, 2021 compared to ($327,072) for the three months ended September 30, 2020. Total other expenses consist of interest expense on debt, amortization of debt and loss on settlement of debt. The decrease of $38,300 was primarily related the Company recording a loss on settlement of debt during the three months ended September 30, 2020 in the amount of $186,954.

Net loss

Total net loss was $4,447,915 for the three months ended September 30, 2021 compared to $327,072 for the three months ended September 30, 2020. The increase of $4,120,843 was primarily due to research and development expenses and equity based compensation.

Operating Activities

Cash used in operations of $2,727,742 during the three months ended September 30, 2021 was primarily resulted from the increase cash used in operations resulted from increased expenditures on sales and marketing and on R&D. Cash used in operations of $76,135 during the three months ended September 30, 2020 was primarily a result of our $327,072 net loss reconciled with our net non-cash expenses relating to amortization of debt discount and our changes in operating assets and liabilities relating to accounts payable and accrued liabilities.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2021 was $2,047,049, which consisted of proceeds from the sale of common stock of $1,668,500, cash in the amount of $128,549 from the exercise of warrants, and issuance of convertible debt of $250,000. Net cash provided by financing activities for the three months ended September 30, 2020 was $79,300, which consisted of proceeds from the issuance of convertible debt in the amount of $79,300.

Liquidity and Capital Resources

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2021 and June 30, 2021, the Company had $281,847 and $962,540 in cash and $92,968 and $677,257 in working capital, respectively. For the three months ended September 30, 2021 and 2020, the Company had a net loss of $4,447,915 and $327,072, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

At September 30, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at September 30, 2021, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XERIANT, INC.

Date: November 22, 2021	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: November 22, 2021	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

