Form 10-Q/A
period 2021-09-30
XERIANT, INC.
filed 2021-11-24
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

 Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 18, 2021, the Registrant had outstanding 362,387,770 shares of common stock.

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 22, 2021 (the “Form 10-Q”) for the sole purposes of (a) changing the number of shares of common stock outstanding as of November 18, 2021 on the cover page from 322,574,504 to 362,387,770 and (b) deleting the reference to Xeriant Europe on page F-15 in the paragraph with the title “Other Previously Announced Joint Ventures and Letters of Intent” as the discussions between the Company and Xeriant Europe are continuing. The Company considers these changes as correcting typographical errors. No other changes have been made to the Form 10-Q. This Amendment No.1 speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

Other Previously Announced Joint Ventures and Letters of Intent

The Company has announced its intention to enter into certain joint ventures and partnerships over the past 12 months, namely Praga Avia, CoFlow Jet, and TheIncLab. Due to the Company's focus on its joint development with XTI Aircraft Company, and ongoing efforts with Movychem s.r.o., the advancement of these partnerships has been put on hold. The Company anticipates revisiting these opportunities after the completion of a public offering when the Company is fully staffed and adequately financed.

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

XERIANT, INC.

Date: November 24, 2021	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: November 24, 2021	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

