Form 10-Q
period 2021-12-31
XERIANT, INC.
filed 2022-02-15
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number: 000-54277

XERIANT, INC.
(Exact name of registrant as specified in its charter).

Nevada	27-1519178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Innovation Centre #13998 FAU Boulevard, Suite 309 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (561) 491-9595

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
N/A	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 12, 2022, the Registrant had outstanding 364,278,386 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

4

XERIANT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2021	As of June 30, 2021
Assets	(Unaudited)
Current assets
Cash	$2,110,549	$962,540
Deposits	12,546	12,546
Prepaids	2,823	1,234
Total current assets	2,125,918	976,320
Property & equipment, net	4,907
Operating lease right-of-use asset	149,310	169,209
Total assets	$2,280,135	$1,145,529

Liabilities & stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$23,744	$73,224
Accrued liabilities, related party	30,000	25,000
Convertible notes payable, net of discount	721,055	158,196
Lease liability, current	45,720	42,643
Total current liabilities	820,519	299,063

Lease liability, long-term	117,585	141,160
Total liabilities	938,104	440,223

Commitments and contingencies (Note 8)	-	-

Stockholders’ deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 781,132 and 793,279 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	8	8
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 358,202,770 and 292,815,960 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	3,577	2,925
Common stock to be issued	347,900	51,090
Additional paid in capital	14,451,855	4,138,194
Accumulated deficit	(10,029,764)	(3,270,235)
Total Xeriant stockholder’s deficit	4,773,586	921,992
Non-controlling interest	(3,431,555)	(216,686)
Total stockholders’ deficit	1,342,031	705,306
Total liabilities and stockholders’ deficit	$2,280,135	$1,145,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended	For the six months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Operating expenses:
Sales and marketing expense	$46,623	$1,027,109	$645,218	$1,027,109
General and administrative expenses	1,120,250	37,469	2,321,252	73,439
Professional fees	102,484	14,637	132,025	35,237
Related party consulting fees	130,925	41,500	213,425	78,000
Research and development expense	2,859,644	0	5,200,219	0
Total operating expenses	4,259,926	1,120,715	8,512,139	1,213,785

Operating loss	(4,259,926)	(1,120,715)	(8,512,139)	(1,213,785)

Other expenses:
Amortization of debt discount	(1,264,931)	(66,449)	(1,413,959)	(112,410)
Amortization of debt discount, related party	(0)	(3,044)	(0)	(5,000)
Financing fees	0		(43,750)	0
Interest expense	(1,625)	(1,139)	(4,014)	(2,196)
Interest expense, related party	0	(46)	0	(76)
Gain on forgiveness of accounts payable	0	(1,956)	0	0
Loss on settlement of debt	(4)	0	(536)	(186,954)
Total other (expense)	(1,266,560)	(72,634)	(1,462,259)	(306,636)

Net loss attributable:
Non-controlling interest	(2,037,053)		(3,214,869)	0
Common stockholders	(3,489,430)		(6,759,529)	0
Net loss	$(5,526,486)	$(1,193,349)	$(9,974,398)	$(1,520,421)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	352,796,331	234,451,953	328,392,903	176,685,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
'FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 (UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common stock		Additional Paid in	Stock	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Deficit	Interest	Total

Balance June 30, 2021	788,270	8	1,000,000	10	292,815,960	2,925	$4,138,194	$51,090	$(3,270,235)	$(216,686)	$705,306

Issuance of common stock committed in prior period	0	0	0	0	400,000	4	47,996	(48,000)	0	0	0

Sale of common stock	0	0	0	0	7,500,000	75	499,925	1,168,500	0	0	1,668,500

Shares issued as equity kicker	0	0	0	0	250,000	3	43,750	0	0	0	43,753

Exercise of warrants	0	0	0	0	4,185,000	41	125,509	3,000	0	0	128,550

Conversion of Series A Preferred to Common Stock	(4,000)	0	0	0	4,000,000	40	(40)	0	0	0	0

Conversion of convertible notes and accrued interest	0	0	0	0	10,598,544	106	176,054	(3,090)	0	0	173,070

Stock issued for services	0	0	0	0	2,825,000	27	449,173	91,900	0	0	541,100

Stock option compensation	-	0	-	0	-	0	1,060,324	0	0	0	1,060,324

Fair value of beneficial conversion feature associated with convertible debt	-	0	-	0	-	0	250,000	0	0	0	250,000

Net Loss	-	0	-	0	-	0	0	0	(3,270,099)	(1,177,816)	(4,447,915)

Balance September 30, 2021	784,270	$8	1,000,000	$10	322,574,504	$3,221	$6,790,885	$1,263,400	$(6,540,334)	$(1,394,502)	$122,688

Issuance of common stock committed in prior period	0	0	0	0	23,266,666	233	1,162,267	(1,162,500)	0	0	0

Sale of common stock	0	0	0	0	8,200,000	82	409,918	0	0	0	410,000

Exercise of warrants	0	0	0	0	123,600	1	2,999	(3,000)	0	0	0

Conversion of Series A Preferred to Common Stock	(3,138)	0	0	0	3,138,000	31	(31)	0	0	0	0

Conversion of convertible notes and accrued interest	-	0	-	0	-	0	0	250,000	0	0	250,000

Stock issued for services	0	0	0	0	900,000	9	116,095	0	0	0	116,104

Stock option compensation	-	0	-	0	-	0	827,221	0	0	0	827,221
Fair value of warrants associated with convertible debt	-	0	-	0	-	0	2,777,081	0	0	0	2,777,081

Fair value of beneficial conversion feature associated with convertible debt	-	0	-	0	-	0	2,365,419	0	0	0	2,365,419

Net Loss	-	0	-	0	-	0	0	0	(3,489,430)	(2,037,053)	(5,526,483)

Balance December 31, 2021	781,132	$8	1,000,000	$10	358,202,770	$3,577	$14,451,855	$347,900	$(10,029,764)	$(3,431,555)	$1,342,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended
	December 31, 2021	December 31, 2020

Cash Flows from Operating Activities
Net Loss	$(9,974,398)	$(1,520,421)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	83	-
Stock compensation expense	1,887,545	1,027,109
Stock issued for services	657,204	-
Financing fees	43,750	-
Loss on settlement of debt	0	186,954
Amortization of Debt Discount	1,413,959	112,410
Amortization of Debt Discount, Related Party	0	5,000
Changes in operating assets & liabilities
Operating lease right of use asset	19,899	247
Lease liabilities	(20,498)	-
Deposits and prepaids	(1,589)	271
Accounts payable and accrued liabilities	(49,475)	25,873
Accrued liability, related party	5,000	-
Accrued expenses	5,520	-
Net cash used by operating activities	(6,013,001)	(162,557)

Cash Flows from Investing Activities
Purchase of property and equipment	(4,990)	0
Net cash used in financing activities	(4,990)	0

Cash Flows from Financing Activities
Sale of common stock	2,078,500	51,000
Cash from exercise of warrants	128,550	0
Proceeds from convertible notes payable	4,958,950	92,300
Net cash provided by financing activities	7,166,000	143,300

Increase in Cash	1,148,009	(19,257)

Cash at beginning of period	962,540	38,893

Cash at end of period	$2,110,549	$19,636

Supplemental Cash Flow Information
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$437,246	$129,859
Warrants issued with convertible notes payable	$2,777,081	$42,795
Beneficial conversion feature arising from convertible notes payable	$2,615,419	$49,505

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of December 31, 2021 and June 30, 2021 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of December 31, 2021 and June 30, 2021 there are no accounts receivable.

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

For the six months ended December 31, 2021 and 2020, the Company has no revenue.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the six months ended December 31, 2021, the Company recorded a BCF in the amount of $2,365,419.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $5,200,219 and $0 for the six months ended December 31, 2021 and 2020, respectively.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $164,713 and $0 for the six months ended December 31, 2021 and 2020, respectively. These expenses are included within sales in marketing expenses in the statements of operations.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs for the six months ended December 31, 2021 and 2020, respectively.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 is expect to have material impact on the Company’s financial statements.

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

NOTE 4 - CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On December 31, 2021, the Company had $1,855,883 in excess of FDIC insurance.

NOTE 5 - OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leases 2,911 square feet of office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Boulevard, Suite 309, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019 through January 1, 2025 in which the first three months of rent were abated. Due to the COVID-19 pandemic, the Company decided to have all employees work from home and intends to build out the office space by the end of 2021 to allow employees to work from the office in 2022 as COVID-19 cases went up significantly in the first quarter of 2022. The following table illustrates the base rent amounts over the term of the lease:

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

Right-of-use asset is summarized below:

December 31,
2021
Office lease	$220,448
Less: accumulated amortization	(71,138)
Right-of-use asset, net	$149,310

Operating lease liability is summarized below:

December 31, 2021
Office lease	$163,305
Less: current portion	(45,720)
Long term portion	117,585

Maturity of the lease liability is as follows:

Fiscal year ending June 30, 2022	$29,607
Fiscal year ending June 30, 2023	60,392
Fiscal year ending June 30, 2024	62,201
Fiscal year ending June 30, 2025	37,112
189,312
Present value discount	(26,007)
Lease liability	$163,305

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount, as of December 31, 2021 and June 30, 2021 was $721,055 and $158,196, respectively, as summarized below:

The following table illustrates the carrying values for the convertible notes payable as of December 31, 2021 and June 30, 2021:

	December 31,	June 30,
Convertible Notes Payable	2021	2021
Convertible notes payable issued January 5, 2021 (6% interest)	$-	$25,000
Convertible notes payable issued January 11, 2021 (6% interest)	-	142,550
Convertible notes payable issued August 9, 2021 (6% interest)	-	-
Convertible notes payable issued August 10, 2021 (6% interest)	-	-
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	6,050,000	-
Total face value	6,050,000	167,550
Less unamortized discount	(5,328,945)	(9,354)
Carrying value	$721,055	$158,196

Between September 27, 2019 and August 10, 2021, the Company issued convertible notes payable with an aggregate face value of $892,300, of which $342,950 were issued by our subsidiary AAT. The notes have a coupon rate of 6% and maturity dates between three and six months. The agreements provided the holder has the option to convert the principal balance and any accrued interest to common stock of the Company. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock. Of the $892,300, $342,950 is convertible at $.0033 per share, $87,000 is convertible at $0.025 per share, $180,550 is convertible at $.03 per share, $31,800 is convertible at $0.003 per share, and the remaining $250,000 is convertible at $.06 per share

Between March 27, 2020 and July 11, 2021, holders of the convertible notes converted the $342,950 in principal (the full balance of the AAT Notes) and $10,290 in accrued interest into 107,042,708 shares of common stock. Between November 10, 2020 and July 11, 2021, holders of the convertible notes converted $299,350 in principal and $7,224 in accrued interest into 19,641,327 shares of common stock. During the six months ended December 31, 2021, holders of the convertible notes converted $417,550 in principal and $5,520 in accrued interest into 10,598,544 shares of common stock. The remaining principal balance of the notes as of December 31, 2021 was $0. The Company have not issued the stock for the conversion of $100,000 convertible notes payable issued on August 9, 2021 and $150,000 convertible notes payable issued on August 10, 2021 and recorded under common stock to be issued as of December 31, 2021.

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

In connection with the notes, the Company issued warrants to purchase an aggregate 8,848,333 shares of common stock. The warrants have a term of two years and an exercise price of $.025. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $156,225.

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

For the six months ended December 31, 2021 and 2020, the Company recorded $1,413,959 and $112,410 in amortization of debt discount related to the notes. For the six months ended December 31, 2021 and 2020, the Company recorded $4,014 and $2,196 in interest expense related to the notes, respectively.

Auctus Fund LLC

On October 27, 2021, the Company issued a convertible note payable with Auctus Fund, LLC (the “Auctus Note”) with the principal sum of $6,050,000, which amount is the $5,142,500 actual amount of the purchase price, hereof plus an original issue discount in the amount of $907,500 and to pay interest on the unpaid principal amount hereof at the rate of zero percent per annum from the issue date until the note becomes due and payable, and $433,550 for professional fees in completing the transactions, so the net proceeds from the Auctus Fund LLC was $4,708,950. The note has a maturity date of twelve months. The agreement provides the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of lesser of (i) $0.1187 or (ii) 75% of the offering price per share divided by the number of shares of common stock.

In connection with the notes, the Company issued warrants indexed to an aggregate 50,968,828 shares of common stock. The warrants have a term of five years and an exercise price of $0.1187. The warrants were recorded at fair value of $2,777,081 to additional-paid-in-capital in accordance with ASC 815-10 based upon the allocation of the debt proceeds. The Company estimated the fair value of the warrants using a Black-Scholes option-pricing model, which is based, in part, upon subjective assumptions including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the fair value of the common stock underlying the warrants. The Company estimates the volatility of its stock based on the average of three similar size public companies peer group historical volatility that is in line with the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond for a maturity similar to the expected remaining life of the warrants. The expected remaining life of the warrants is assumed to be equivalent to their remaining contractual term.

The Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company recorded $2,365,419 conversion feature in additional paid-in capital. The BCF resulted in a debt discount and are amortized over the life of the note.

For the six months ended December 31, 2021, the Company recorded $1,154,605 amortization of debt discount related to the Auctus note.

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

For the six months ended December 31, 2021 and 2020, the Company recorded $0 and $5,000 in amortization of debt discount related to the note. For the six months ended December 31, 2021 and 2020, the Company recorded $0 and $76 in interest expense related to the note, respectively.

On November 25, 2020, Keystone Business Development Partners converted $5,000 in principal and $76 in accrued interest into 203,024 shares of common stock.

Consulting fees

During the three months ended December 31, 2021 and 2020, the Company recorded $41,000 and $36,000 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy.

For the three months ended December 31, 2021 and 2020, the Company recorded $28,000 and $0 respectively, in consulting fees to Edward DeFeudis, a Director of the Company.

During the three months ended December 31, 2021 and 2020, the Company recorded $19,000 and $22,500 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna.

During the three months ended December 31, 2021 and 2020, the Company recorded $7,500 and $15,000 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. As of December 31, 2021 and June 30, 2021, $30,000 and $25,000 was recorded in accrued liabilities related to Keystone Business Development Partners, respectively.

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

•

Pay a financing fee of 1.5% of gross proceeds received by the Company up to $100,000,000; a financing fee of 1.25% of gross proceeds received by the Company from $100,000,000-$200,000,000, and a financing fee of 1% of gross proceeds received by the Company over $200,000,000

•

M&A fee of 1.5% of the value of a business or asset sold up to $50,000,000; an M&A fee of 1.25% of value of a business or asset sold from $50,000,000-$100,000,000, an M&A fee of 1% of value of a business or asset sold from $100,000,000-$200,000,000, and an M&A fee of 0.5% of value of a business or asset sold over $200,000,000

During the three and six months ended December 31, 2021, the Company issued the initial 500,000 shares and second tranche of 500,000 shares.

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

During the six months ended December 31, 2021, the Company issued the initial 2,225,000 shares.

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

On March 7, 2021 the Company paid an advisor $2,500 and issued 50,000 common shares.

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

Other Previously Announced Joint Ventures and Letters of Intent

The Company has announced its intention to enter into certain joint ventures and partnerships over the past 12 months, namely Praga Avia, CoFlow Jet, and TheIncLab. Due to the Company’s focus on its joint development with XTI Aircraft Company, the advancement of these partnerships has been put on hold. The Company anticipates revisiting these opportunities after the completion of a public offering when the Company is fully staffed and adequately financed. The Company signed a term sheet in January 2022 with Movychem s.r.o. for a joint venture. Both parties expect to sign a final definite agreement in February 2022.

NOTE 9 - EQUITY

Common Stock

During the three months ended September 30, 2021, the Company issued 400,000 shares of common stock related to a subscription agreement from the previous fiscal year, which were previously recorded in common stock to be issued at $48,000.

During the three months ended September 30, 2021, the Company sold 7,500,000 shares of common stock for aggregate proceeds of $500,000, or $0.10per share.

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

During the three months ended December 31, 2021, the Company sold 8,200,000 shares of common stock for aggregate proceeds of $410,000, or $0.05 per share.

During the three months ended December 31, 2021, the Company issued 23,266,666 shares of common stock for aggregate proceeds of $1,162,500, or $0.05 per share for the sale of common shares that has not been issued in the quarter ended September 30, 2021.

During the three months ended December 31, 2021, the Company issued 123,600 shares of common stock for the $3,000 exercise of warrants in the quarter ended September 30, 2021.

During the three months ended December 31, 2021, the Company issued 3,138,000 shares of common stock in exchange for the conversion of 3,318 shares of Series A Preferred Stock.

During the three months ended December 31, 2021, the Company issued 900,000 shares of common stock for services, valued at $116,105.

Common Stock to be Issued

During the three months ended September 30, 2021, the Company sold 200,000 shares of common stock for aggregate proceeds of $6,000, or $0.03 per share. As of December 31, 2021, these shares are categorized in common stock to be issued.

During the three months ended September 30, 2021, the Company agreed to pay a consultant 250,000 shares in exchange to $45,500 in services. As of December 31, 2021, these shares are categorized in common stock to be issued.

During the three months ended September 30, 2021, the Company agreed to issue advisory board members 250,000 shares in exchange for $46,400 in services. 200,000 shares vest on a quarterly basis over one year and 50,000 shares vest completely after a year. As of December 31, 2021, these shares are categorized in common stock to be issued.

During the three months ended December 31, 2021, the Company received conversion of convertible notes payable of total $250,000.

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

As of December 31, 2021 and June 30, 2021, the Company has 781,132 and 788,270 shares of Series A Preferred Stock issued and outstanding, respectively.

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

During the six months ended December 31, 2021, the Company issued 3,138,000 shares of common stock in exchange for the conversion of 3,138 shares of Series A Preferred Stock.

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

Stock Options

In connection with certain advisory board compensation agreements, the Company issued an aggregate 19,000,000 options at an exercise price of $0.12 per share. These options vest quarterly over twenty-four months and have a term of three years. The grant date fair value was $3,543,787. The Company recorded compensation expense in the amount of $1,887,545 for the six months ended December 31, 2021 for these options.

As of December 31, 2021, there are 19,000,000 options outstanding, of which 2,375,000 are exercisable. The weighted averaged remaining term is 2.55 years.

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	215.12%-275.73%
Range of interest rates	0.20%-0.47%

Warrants

As of December 31, 2021 and June 30, 2021, the Company had 55,512,161 and 8,848,333 warrants outstanding, respectively. The warrants were issued in connection with the Convertible Notes (See Note 6). The warrants have a term of two to five years and an exercise price range from $0.1187 to $.025. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $2,933,305. During the six months ended December 31, 2021, holders of warrants exercised warrants for 4,305,000 shares of common stock for aggregate proceeds of $128,550. As of December 31, 2021, the weighted average remaining useful life of the warrants was 1.08.

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

NOTE 11 - GOING CONCERN MATTERS

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2021 and June 30, 2021, the Company had $2,110,549 and $962,540 in cash and $1,305,399 and $677,257 in working capital, respectively. For the six months ended December 31, 2021 and 2020, the Company had a net loss of $9,974,398 and $1,520,421, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE 12 - SUBSEQUENT EVENTS

In February 2022, the Company issued 4,229,680 common shares for the conversion of convertible notes payable of total $250,000 and additional 845,936 common shares as additional financing costs to these two convertible holders.

In February 2022, the Company issued 1,000,000 common shares from the conversion of 1,000 Series A preferred stock.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended June 30, 2021. The unaudited statements of operations for the three and six months ended December 31, 2021 and 2020 are compared in the sections below.

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

Three months ended December 31, 2021 compared to the three months ended December 31, 2020

	For the three months ended
	December 31, 2021	December 31, 2020	$	%

Operating expenses:
Sales and marketing expense	$46,623	$1,027,109	$(980,486)	95%
General and administrative expenses	1,120,250	37,469	1,082,781	2889.80%
Professional fees	102,484	14,637	87,848	600.18%
Related party consulting fees	130,925	41,500	89,425	215.48%
Research and development expense	2,859,644	-	2,859,644	100%
Total operating expenses	4,259,926	1,120,715	3,139,211	280.11%

Loss from operations	(4,259,926)	(1,120,715)	3,139,211	280.11%

Other income (expense):
Amortization of debt discount	(1,264,931)	(66,449)	(1,198,482)	1,803.61%
Amortization of debt discount, related party	-	(3,044)	3,044	100%
Interest expense	(1,625)	(1,139)	(486)	42.67%
Interest expense, related parties	-	(46)	(46)	100%
Gain on forgiveness of accounts payable	-	(1,956)	1,956	100%
Loss on settlement of debt	(4)	-	(4)	100%
Total other income (expense)	(1,266,560)	(72,634)	(1,193,926)	1,643.76%

Net loss	$(5,526,486)	(1,193,349)	(4,333,137)	363.11%

Sales and Marketing Expense

Sales and marketing expense was $46,623 for the three months ended December 31, 2021 compared to $1,027,109 for the three months ended December 31, 2020. During the three months ended December 31, 2021, the Company was putting less money into investor relationship to market the Company.

General and Administrative Expenses

Total general and administrative expenses were $1,120,250 for the three months ended December 31, 2021 compared to $37,469 for the three months ended December 31, 2020. The increase of $1,082,781 primarily relates to options valued at $827,221 for advisory board services.

Professional Fees

Total professional fees were $102,484 for the three months ended December 31, 2021 compared to $14,637 for the three months ended December 31, 2020. The increase of $87,847 primary relates to legal fees.

Related Party Consulting Fees

Total related party consulting fees were $130,925 for the three months ended December 31, 2021 compared to $41,500 for the three months ended December 31, 2020. The increase of $89,425 was primarily related to $28,000 in new related party expenses coupled with an increase in the pay of existing related party.

Research and Development Expenses

Total research and development expenses were $2,859,644 for the three months ended December 31, 2021 compared to $0 for the three months ended December 31, 2020. The research and development costs were mainly related to the development of an aircraft through our Eco-Aero joint venture and $92,746 expenditure to Movychem, a Slovakian limited liability company for research and development in advanced materials and chemicals.

Other Expenses

Total other income (expenses) were ($1,266,560) for the three months ended December 31, 2021 compared to ($72,634) for the three months ended December 31, 2020. Total other expenses consist of interest expense on debt, amortization of debt and loss on settlement of debt. The increase of $1,193,926 was primarily related the Company recording amortization of debt discount during the three months ended December 31, 2021 in the amount of $1,264,931.

Net loss

Total net loss was $5,526,486 for the three months ended December 30, 2021 compared to $1,193,349 for the three months ended December 31, 2020. The increase of $4,333,137 was primarily due to research and development expenses of $2,766,898 and equity based compensation of $943,326.

Six months ended December 31, 2021 compared to the six months ended December 31, 2020

	For the six months ended
	December 31, 2021	December 31, 2020	$	%

Operating expenses:
Sales and marketing expense	$645,218	$1,027,109	$(381,891)	37.18%
General and administrative expenses	2,321,252	73,439	2,247,813	3060.79%
Professional fees	132,025	35,237	96,788	274.68%
Related party consulting fees	213,425	78,000	135,425	173.62%
Research and development expense	5,200,219	-	5,200,219	100%
Total operating expenses	8,512,139	1,213,785	7,298,354	601.29%

Loss from operations	(8,512,139)	(1,213,785)	7,298,354	601.29%

Other income (expense):
Amortization of debt discount	(1,413,959)	(112,410)	(1,301,549)	1,157.86%
Amortization of debt discount, related party	-	(5,000)	5,000	100%
Financing fees	(43,750)	-	(43,750)	100%
Interest expense	(4,014)	(2,196)	(1,818)	82.79%
Interest expense, related parties	-	(76)	76	100%
Loss on settlement of debt	(536)	(186,954)	186,418	99.71%
Total other income (expense)	(1,462,259)	(306,636)	(1,155,623)	376.87%

Net loss	$(9,974,398)	(1,520,421)	(8,453,977)	556.03%

Sales and Marketing Expense

Sales and marketing expense was $645,218 for the six months ended December 31, 2021 compared to $1,027,109 for the six months ended December 31, 2020. During the six months ended December 31, 2021, the Company was putting money into sales and marketing expenses to actively market the brand.

General and Administrative Expenses

Total general and administrative expenses were $2,321,252 for the six months ended December 31, 2021 compared to $73,439 for the six months ended December 31, 2020. The increase of $2,247,813 primarily relates to options valued at $1,887,545 for advisory board services and $657,204 from stock issued for services.

Professional Fees

Total professional fees were $132,025 for the six months ended December 31, 2021 compared to $35,237 for the six months ended December 31, 2020. The increase of $96,789 primary relates to legal fees.

Related Party Consulting Fees

Total related party consulting fees were $213,425 for the six months ended December 31, 2021 compared to $78,000 for the six months ended December 31, 2020. The increase of $135,425 was primarily related to $28,000 in new related party expenses coupled an increase in the pay of existing related party.

Research and Development Expenses

Total research and development expenses were $5,200,219 for the six months ended December 31, 2021 compared to $0 for the six months ended December 31, 2020. The research and development costs were related to the development of an aircraft through our Eco-Aero joint venture and $142,790 expenditure to Movychem, a Slovakian limited liability company for research and development in advanced materials and chemicals.

Other Expenses

Total other income (expenses) were ($1,462,259) for the six months ended December 31, 2021 compared to ($306,636) for the six months ended December 31, 2020. Total other expenses consist of interest expense on debt, amortization of debt and loss on settlement of debt. The increase of $1,155,623 was primarily related the Company recording amortization of debt discount during the six months ended December 31, 2021 in the amount of $1,413,959.

Net loss

Total net loss was $9,974,398 for the six months ended December 30, 2021 compared to $1,520,421 for the six months ended December 31, 2020. The increase of $8,453,977 was primarily due to research and development expenses of $5,200,219 and equity based compensation of $2,544,750.

Liquidity and Capital Resources

Operating Activities

Cash used in operations of $6,013,001 during the six months ended December 31, 2021 was primarily resulted from the increase cash used in operations resulted from increased expenditures on research and development expense. The Company has a net loss of $9,974,398 during the six months ended December 31, 2021 and offset by non-cash expenses such as stock compensation expense of $1,887,545, stock issued for services of $657,204, and amortization of debt discounts of $1,413,959.

Cash used in operations of $162,557 during the six months ended December 31, 2020 was primarily a result of our $1,520,421 net loss reconciled with our net non-cash expenses relating to amortization of debt discount and our changes in operating assets and liabilities relating to accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2021 was $4,990, which consisted of purchase of new equipment.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2021 was $7,166,000, which consisted of proceeds from the sale of common stock of $2,078,500, cash in the amount of $128,550 from the exercise of warrants, and issuance of convertible debt of $4,958,950.

Net cash provided by financing activities for the six months ended December 31, 2020 was $143,300, which consisted of proceeds from the sale of common stock of $51,000 and issuance of convertible debt of $92,300.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2021 and June 30, 2021, the Company had $2,110,549 and $962,540 in cash and $1,305,399 and $677,257 in working capital, respectively. For the six months ended December 31, 2021 and 2020, the Company had a net loss of $9,974,398 and $1,520,421, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

Commitments for Capital Expenditures

To date, our operations have been funded primarily through private investors. We have had a number of discussions with investment banker and institutional investment, which is to acquire and develop breakthrough technologies or business interests in those companies that have developed these technologies. There is no assurance that the Company will be able to obtain such funding and/or working capital. To the extent that funding is not available, the Company will be required to scale back or discontinue its business plan. Even if the Company is able to obtain financing, it may contain undue restrictions of the Company’s operations, or there may be substantial dilution for our shareholders in the case of equity financing or convertible debt financing.

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

At December 31, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at December 31, 2021, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended December 31, 2021, the Company sold 8,200,000 shares of common stock for aggregate proceeds of $410,000, or $0.05 per share.

During the three months ended December 31, 2021, the Company issued 23,266,667 shares of common stock for aggregate proceeds of $1,162,500, or $0.05 per share for the sale of common shares that has not been issued in the quarter ended September 30, 2021.

During the three months ended December 31, 2021, the Company issued 4,305,000 shares of common stock for the $3,000 exercise of warrants in the quarter ended September 30, 2021.

During the three months ended December 31, 2021, the Company issued 3,138,000 shares of common stock in exchange for the conversion of 3,318 shares of Series A Preferred Stock.

During the three months ended December 31, 2021, the Company issued 900,000 shares of common stock for services, valued at $116,105.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith

Exhibit Number	Document

4.1	Senior Secured Promissory Note *

4.2	Warrant *

10.1	Securities Purchase Agreement *

10.2	Security Agreement *

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

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2021

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XERIANT, INC.

Date: February 14, 2022	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: February 14, 2022	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

