Form 10-Q
period 2022-03-31
XERIANT, INC.
filed 2022-05-16
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 16, 2022, the Registrant had outstanding 365,239,001 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

4

XERIANT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2022	As of June 30, 2021
Assets	(Unaudited)
Current assets
Cash	$1,693,495	$962,540
Deposits	12,546	12,546
Prepaids	1,790	1,234
Total current assets	1,707,831	976,320
Property & equipment, net	19,658
Operating lease right-of-use asset	138,963	169,209
Total assets	$1,866,452	$1,145,529

Liabilities & stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$33,962	$73,224
Accrued liabilities, related party	30,000	25,000
Convertible notes payable, net of discount	2,319,738	158,196
Lease liability, current	34,785	42,643
Total current liabilities	2,418,485	299,063

Lease liability, long-term	117,585	141,160
Total liabilities	2,536,070	440,223

Commitments and contingencies (Note 9)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 781,132 and 793,279 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	8	8
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding at March 31, 2022 and June 30, 2021, respectively	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 363,778,386 and 292,815,960 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	3,633	2,925
Common stock to be issued	97,900	51,090
Additional paid in capital	15,494,788	4,138,194
Accumulated deficit	(12,826,977)	(3,270,235)
Total Xeriant stockholder's deficit	2,769,362	921,992
Non-controlling interest	(3,438,980)	(216,686)
Total stockholders' deficit	(669,618)	705,306
Total liabilities and stockholders' deficit	$1,866,452	$1,145,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Operating expenses:
Sales and marketing expense	$25,771	$-	$670,989	$1,000,000
General and administrative expenses	799,521	141,897	3,120,772	242,445
Professional fees	102,646	32,160	234,671	67,397
Related party consulting fees	135,500	54,500	348,925	132,500
Research and development expense	7,587	-	5,207,806	-
Total operating expenses	1,071,025	228,557	9,583,163	1,442,342

Operating loss	(1,071,025)	(228,557)	(9,583,163)	(1,442,342)

Other expenses:
Amortization of debt discount	(1,598,683)	(103,225)	(3,012,642)	(215,635)
Amortization of debt discount, related party	-	-	-	(5,000)
Financing fees	-	-	(43,750)	-
Interest expense	(134,927)	(2,661)	(138,941)	(4,857)
Interest expense, related party	-	-	-	(76)
Gain on forgiveness of accounts payable	-	-	-	-
Loss on settlement of debt	(3)	-	(536)	(186,954)
Total other (expense)	(1,733,613)	(105,886)	(3,195,869)	(412,522)

Net loss attributable:
Non-controlling interest	(7,425)	-	(3,222,294)	-
Common stockholders	(2,797,213)	-	(9,556,738)	-
Net loss	$(2,804,638)	$(334,443)	$(12,779,032)	$(1,854,864)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	362,872,609	234,451,953	339,759,839	176,685,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Common stock		Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	to be issued		Deficit	Interest	Total
Balance June 30, 2021	788,270	8	1,000,000	10	292,815,960	2,925	4,138,194		51,090	(3,270,235)	(216,686)	705,306

Issuance of common stock committed in prior period	-	-	-	-	400,000	4	47,996		(48,000)	-	-	0

Sale of common stock	-	-	-	-	7,500,000	75	499,925		1,168,500	-	-	1,668,500

Shares issued as equity kicker	-	-	-	-	250,000	3	43,750		-	-	-	43,753

Exercise of warrants	-	-	-	-	4,185,000	41	125,509		3,000	-	-	128,550

Conversion of Series A Preferred to Common Stock	(4,000)	-	-	-	4,000,000	40	(40)		-	-	-	0

Conversion of convertible notes and accrued interest	-	-	-	-	10,598,544	106	176,054		(3,090)	-	-	173,070

Stock issued for services	-	-	-	-	2,825,000	27	449,173		91,900	-	-	541,100

Stock option compensation	-	-	-	-	-	-	1,060,324		-	-	-	1,060,324

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	-	-	250,000		-	-	-	250,000

Net Loss	-	-	-	-	-	-	-		-	(3,270,099)	(1,177,816)	(4,447,915)

Balance September 30, 2021	784,270	$8	1,000,000	$10	322,574,504	$3,221	$6,790,885		$1,263,400	$(6,540,334)	$(1,394,502)	$122,688

Issuance of common stock committed in prior period	-	-	-	-	23,266,666	233	1,162,267		(1,162,500)	-	-	0.33

Sale of common stock	-	-	-	-	8,200,000	82	409,918		-	-	-	410,000

Exercise of warrants	-	-	-	-	123,600	1	2,999		(3,000)	-	-	-

Conversion of Series A Preferred to Common Stock	(3,138)	-	-	-	3,138,000	31	(31)		-	-	-	-

Conversion of convertible notes and accrued interest	-	-	-	-	-	-	-		250,000	-	-	250,000

Stock issued for services	-	-	-	-	900,000	9	116,095		-	-	-	116,104

Stock option compensation	-	-	-	-	-	-	827,221		-	-	-	827,221

Fair value of warrants associated with convertible debt	-	-	-	-	-	-	2,777,081		-	-	-	2,777,081

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	-	-	2,365,419		-	-	-	2,365,419

Net Loss	-	-	-	-	-	-	-		-	(3,489,430)	(2,037,053)	(5,526,483)

Balance December 31, 2021	781,132	$8	1,000,000	$10	358,202,770	$3,577	$14,451,855		$347,900	$(10,029,764)	$(3,431,555)	$1,342,031

Issuance of common stock committed in prior period	-	-	-	-	4,229,680	42	253,707		(250,000)	-	-	3,749

Conversion of Series A Preferred to Common Stock	-	-	-	-	-	-	-		-	-	-	-

Inducement of conversion - interest expense	-	-	-	-	845,936	8	134,918		-	-	-	134,927

Stock option compensation	-	-	-	-	0	-	574,563		-	-	-	574,563

Stock issued for services	-	-	-	-	500,000	5	79,745		-	-	-	79,750

Net Loss	-	-	-	-	-	-	-		-	(2,797,213)	(7,425)	(2,804,638)

Balance March 31, 2022	781,132	$8	1,000,000	$10	363,778,386	3,633	$15,494,788	0	97,900	$(12,826,977)	$(3,438,980)	$(669,618)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

(UNAUDITED

	Preferred Stock		Common Stock		Additional Paid in	Common stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	to be issued	Deficit	Total
Balance June 30, 2020	3,113,637	$31	69,584,149	$696	$379,971	$372,397	$(784,319)	$(31,224)

Shares reclassed from common stock to be issued	-	-	112,847,466	1,127	371,270	(372,397)	-	-

Conversion of convertible notes and accrued interest	-	-	-	-	-	51,145	-	51,145

Conversion of Series A Preferred to Common Stock	(39,358)	-	39,358,000	393	(393)	-	-	-

Issuance of warrants with convertible notes	-	-	-	-	36,407	-	-	36,407

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	42,893	-	-	42,893

Stock issued for services	-	-	4,090,909	40	200,414	-	-	200,454

Net Loss	-	-	-	-	-		(327,072)	(327,072)

Balance September 30, 2020	3,074,279	31	225,880,524	2,256	1,030,562	51,145	(1,111,391)	(27,397)

Sale of common stock	-	-	3,400,000	34	50,966	-	-	51,000

Conversion of convertible notes and accrued interest	-	-	-	-	-	78,714	-	78,714

Issuance of warrants with convertible notes	-	-	-	-	6,388	-	-	6,388

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	6,612	-	-	6,612

Stock issued for services	-	-	20,300,000	203	1,012,997	-	-	1,013,200

Issuance of warrants for services	-	-	-	-	13,909	-	-	13,909

Net Loss	-	-	-	-	-	-	(1,193,349)	(1,193,349)

Balance December 31, 2020	3,074,279	$31	249,580,524	$2,493	$2,121,434	$129,859	$(2,304,740)	$(50,923)

Sale of common stock	-	-	9,991,667	100	1,198,900	298,000	-	1,497,000

Shares reclassed from common stock to be issued	-	-	19,595,442	195	129,660	(129,859)	-	(4)

Conversion of convertible notes and accrued interest	-	-	4,557,943	46	23,810	-	-	23,856

Issuance of warrants with convertible notes	-	-	-	-	75,097	-	-	75,097

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	122,453	-	-	122,453

Stock issued for services	-	-	150,000	2	62,048	-	-	62,050

Issuance of warrants for services	-	-	-	-	24,422	-	-	24,422

Net Loss	-	-	-	-	-	-	(344,596)	(344,596)

Balance March 31, 2021	3,074,279	$31	283,875,576	$2,836	$3,757,824	$298,000	$(2,649,336)	$1,409,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months ended
	March 31, 2022	March 31, 2021

Cash Flows from Operating Activities
Net Loss	$(12,779,032)	$(1,854,864)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and Amortization	332	-
Stock compensation expense	2,462,108	1,113,583
Stock issued for services	736,954	-
Financing fees	178,676	-
Loss on settlement of debt	-	186,954
Amortization of Debt Discount	3,012,642	215,635
Amortization of Debt Discount, Related Party	-	5,000
Changes in operating assets & liabilities
Operating lease right of use asset	30,246	93
Lease liabilities	(31,433)	-
Deposits and prepaids	(556)	(62,458)
Accounts payable and accrued liabilities	(35,513)	25,880
Accrued liability, related party	5,000	-
Accrued expenses	5,520	-
Net cash used by operating activities	(6,415,055)	(370,177)

Cash Flows from Investing Activities
Purchase of property and equipment	(19,990)	-
Net cash used in financing activities	(19,990)	-

Cash Flows from Financing Activities
Sale of common stock	2,078,500	1,548,000
Cash from exercise of warrants	128,550	0
Proceeds from convertible notes payable	4,958,950	289,850
Net cash provided by financing activities	7,166,000	1,837,850

Increase in Cash	730,955	1,467,673

Cash at beginning of period	962,540	38,893

Cash at end of period	$1,693,495	$1,506,566

Supplemental Cash Flow Information
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$440,995	$130,410
Warrants issued with convertible notes payable	$2,894,974	$117,892
Beneficial conversion feature arising from convertible notes payable	$2,787,376	$171,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of March 31, 2022 and June 30, 2021 there are no deferred tax assets.

Going concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2022 and June 30, 2021, the Company had $1,693,495 and $962,540 in cash and $(710,654) and $677,257 in working capital, respectively. For the nine months ended March 31, 2022 and 2021, the Company had a net loss of $12,779,032 and $1,854,864, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company’s ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes-off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of March 31, 2022 and June 30, 2021 there are no accounts receivable.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $7,587 and $0 for the three months ended March 31, 2022 and 2021, respectively. The Company incurred research and development expenses of $5,207,806 and $0 for the nine months ended March 31, 2022 and 2021, respectively.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $3,690 and $0 for the three months ended March 31, 2022 and 2021, respectively. The Company recorded advertising expenses in the amount of $168,403 and $0 for the nine months ended March 31, 2022 and 2021, respectively. These expenses are included within sales in marketing expenses in the statements of operations.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs for the three and nine months ended March 31, 2022 and 2021, respectively.

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

The Company analyzed the transaction under ASC 810 Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The Joint Venture qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from Xeriant. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests are 50/50. However, the agreement provides for a Management Committee of five members. Three of the five members are from Xeriant. Additionally, Xeriant has the right to invest $10,000,000 into the JV. As such, Xeriant has substantial capital at risk. Based on these two factors, the conclusion is that Xeriant is the primary beneficiary of the VIE. Accordingly, Xeriant has consolidated the VIE.

NOTE 4 - CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On March 31, 2022, the Company had $1,443,495 in excess of FDIC insurance.

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

Right-of-use asset is summarized below:

March 31,
2022
Office lease	$220,448
Less: accumulated amortization	(81,485)
Right-of-use asset, net	$138,963

Operating lease liability is summarized below:

March 31, 2022
Office lease	$152,370
Less: current portion	(34,785)
Long term portion	117,585

Maturity of the lease liability is as follows:

Fiscal year ending June 30, 2022	$14,804
Fiscal year ending June 30, 2023	60,392
Fiscal year ending June 30, 2024	62,201
Fiscal year ending June 30, 2025	37,112
174,508
Present value discount	(22,138)
Lease liability	$152,370

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount, as of March 31, 2022 and June 30, 2021 was $2,319,738 and $158,196, respectively, as summarized below:

The following table illustrates the carrying values for the convertible notes payable as of March 31, 2022 and June 30, 2021:

	March 31,	June 30,
Convertible Notes Payable	2022	2021
Convertible notes payable issued January 5, 2021 (6% interest)	$-	$25,000
Convertible notes payable issued January 11, 2021 (6% interest)	-	142,550
Convertible notes payable issued August 9, 2021 (6% interest)	-	-
Convertible notes payable issued August 10, 2021 (6% interest)	-	-
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	6,050,000	-
Total face value	6,050,000	167,550
Less unamortized discount	(3,730,262)	(9,354)
Carrying value	$2,319,738	$158,196

Between September 27, 2019 and August 10, 2021, the Company issued convertible notes payable with an aggregate face value of $892,300, of which $342,950 were issued by our subsidiary AAT. The notes have a coupon rate of 6% and maturity dates between three and six months. The agreements provided the holder has the option to convert the principal balance and any accrued interest to common stock of the Company. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock. Of the $892,300, $342,950 is convertible at $.0033 per share, $87,000 is convertible at $0.025 per share, $180,550 is convertible at $.03 per share, $31,800 is convertible at $0.003 per share, and the remaining $250,000 is convertible at $.06 per share. All these convertible notes payable have been converted as of March 31, 2021 and $167,550 principal balance remaining as of June 30, 2021.

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

Auctus Fund, LLC

On October 27, 2021, the Company issued a convertible note payable with Auctus Fund, LLC (the “Auctus Note”) with the principal sum of $6,050,000, which amount is the $5,142,500 actual amount of the purchase price, hereof plus an original issue discount in the amount of $907,500 and to pay interest on the unpaid principal amount hereof at the rate of zero percent per annum from the issue date until the note becomes due and payable, and $433,550 for professional fees in completing the transactions. The note has a maturity date of twelve months. The agreement provides the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of lesser of (i) $0.1187 or (ii) 75% of the offering price per share divided by the number of shares of common stock. The Auctus Note is secured by the grant of a first priority security interest in the assets of the Company.

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

For the nine months ended March 31, 2022, the Company recorded $3,730,262 amortization of debt discount related to the Auctus Note.

The Company is in communication with Auctus Fund, LLC and is actively working on strategies to extinguish, extend or restructure the Senior Secured Promissory Note. No assurance can be made as to the results of such actions.

For the nine months ended March 31, 2022 and 2021, the Company recorded $3,012,642 and $215,635 in amortization of debt discount related to the notes. For the nine months ended March 31, 2022 and 2021, the Company recorded $4,014 and $2,196 in interest expense related to the notes, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Convertible notes

On August 25, 2020, the Company issued a convertible note payable with a face value of $5,000 with a coupon rate of 6% to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. The note has a maturity date of three months. The agreement provides the holder has the option to convert the principal balance and any accrued interest to common stock of the Company at a conversion price of $0.025 per share. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock at a price of $0.025 per share.

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

In connection with the note, the Company issued warrants indexed to an aggregate 200,000 shares of common stock. The warrants have a term of two years and an exercise price of $0.025. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their relative fair value of $2,461.

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

For the nine months ended March 31, 2022 and 2021, the Company recorded $0 and $5,000 in amortization of debt discount related to the note. For the nine months ended March 31, 2022 and 2021, the Company recorded $0 and $76 in interest expense related to the note, respectively.

On November 25, 2020, Keystone Business Development Partners converted $5,000 in principal and $76 in accrued interest into 203,024 shares of common stock.

Consulting fees

During the nine months ended March 31, 2022 and March 31, 2021, the Company recorded $134,000 and $66,000 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. As of March 31, 2022 and June 30, 2021, $15,000 and $0 was recorded in accrued liabilities related to Ancient Investments, LLC, respectively.

During the nine months ended March 31, 2022 and March 31, 2021, the Company recorded $92,000 and $0 respectively, in consulting fees to Edward DeFeudis, a Director of the Company. As of March 31, 2022 and June 30, 2021, $10,000 and $0 was recorded in accrued liabilities related to Edward DeFeudis, respectively.

During the nine months ended March 31, 2022 and March 31, 2021, the Company recorded $65,000 and $32,500 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CIO, Pablo Lavigna. As of March 31, 2022 and June 30, 2021, $7,000 and $0 was recorded in accrued liabilities related to AMP Web Services, respectively.

During the nine months ended March 31, 2022 and March 31, 2021, the Company recorded $22,500 and $22,500 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. As of March 31, 2022 and June 30, 2021, $0 and $25,000 was recorded in accrued liabilities related to Keystone Business Development Partners, respectively.

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

Joint Venture

In connection with the Eco-Aero, LLC Joint Venture, discussed in Note 3, the Company has the right to invest $10,000,000 into the joint venture.

Financial Advisory Agreements

On August 10, 2021, the Company entered into an Advisory Agreement with a firm to assist the Company with fundraising activities. In connection with the agreement, the Company has the following commitments:

•	to issue 500,000 shares payable at the date of the agreement, 500,000 shares payable three months from the date of the agreement, 500,000 shares payable nine months from the date of the agreement.

•

Pay a financing fee of 1.5% of gross proceeds received by the Company up to $100,000,000; a financing fee of 1.25% of gross proceeds received by the Company from $100,000,000-$200,000,000, and a financing fee of 1% of gross proceeds received by the Company over $200,000,000

•

M&A fee of 1.5% of the value of a business or asset sold up to $50,000,000; an M&A fee of 1.25% of value of a business or asset sold from $50,000,000-$100,000,000, an M&A fee of 1% of value of a business or asset sold from $100,000,000-$200,000,000, and an M&A fee of 0.5% of value of a business or asset sold over $200,000,000

During the nine months ended March 31, 2022, the Company issued the initial 500,000 shares, second tranche of 500,000 shares, and the remaining 500,000 shares.

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

During the nine months ended March 31, 2022, the Company issued the initial 2,225,000 shares.

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

Board of Advisors Agreements

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

NOTE 9 - EQUITY

Common Stock

As of March 31, 2022 and June 30, 2021, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 363,778,386 and 292,815,960 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively.

During the three months ended September 30, 2021, the Company issued 400,000 shares of common stock related to a subscription agreement from the previous fiscal year, which were previously recorded in common stock to be issued at $48,000.

During the three months ended September 30, 2021, the Company sold 2,500,000 shares of common stock for aggregate proceeds of $250,000, or $0.10 per share.\

During the three months ended September 30, 2021, the Company sold 5,000,000 shares of common stock for aggregate proceeds of $250,000, or $0.05 per share.

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

During the three months ended March 31, 2022, the Company issued 500,000 shares of common stock for services, valued at $79,750.

During the three months ended March 31, 2022, the Company issued 4,229,680 shares of common stock for the conversion of $250,000 principal balance of convertible notes payable and $3,749 accrued interest that has not been issued in the quarter ended December 31, 2021.

During the three months ended March 31, 2022, the Company issued 845,936 shares of common stock in exchange for the inducement to the convertible notes holders to convert at fair value of $134,927.

Common Stock to be Issued

During the three months ended September 30, 2021, the Company sold 200,000 shares of common stock for aggregate proceeds of $6,000, or $0.03 per share. As of March 31, 2022, these shares are categorized in common stock to be issued.

During the three months ended September 30, 2021, the Company agreed to pay a consultant 250,000 shares in exchange to $45,500 in services. As of March 31, 2022, these shares are categorized in common stock to be issued.

During the three months ended September 30, 2021, the Company agreed to issue advisory board members 250,000 shares in exchange for $46,400 in services. 200,000 shares vest on a quarterly basis over one year and 50,000 shares vest completely after a year. As of March 31, 2022, these shares are categorized in common stock to be issued.

Series A Preferred Stock

There are 100,000,000 shares authorized as preferred stock, of which 3,500,000 are designated as Series A Preferred Stock having a par value of $0.00001 per share. The Series A preferred stock has the following rights:

•	Voting: The preferred shares shall be entitled to 1,000 votes to every one share of common stock.

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

As of As of March 31, 2022 and June 30, 2021, the Company has 780,132 and 788,270 shares of Series A Preferred Stock issued and outstanding, respectively.

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

During the nine months ended March 31, 2022, the Company issued 4,138,000 shares of common stock in exchange for the conversion of 4,138 shares of Series A Preferred Stock.

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

Stock Options

In connection with certain advisory board compensation agreements, the Company issued an aggregate 19,000,000 options at an exercise price of $0.12 per share in July and August 2021. These options vest quarterly over twenty-four months and have a term of three years. The grant date fair value was $3,543,787. The Company recorded compensation expense in the amount of $2,462,108 for these options for the nine months ended March 31, 2022. As of March 31, 2022, there was $1,125,008 of total unrecognized compensation cost related to non vested portion of options granted.

As of March 31, 2022, there are 19,000,000 options outstanding, of which 4,750,000 are exercisable. The weighted average remaining term is 2.31 years.

Options

A summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	-	$-
Granted	19,000,000	0.12
Exercised	-	-
Canceled	-	-
Outstanding at March 31, 2022	19,000,000	$0.12	2.3	$-
Vested and expected to vest at March 31, 2022	4,750,000	$0.12	2.3	$-
Exercisable at March 31, 2022	4,750,000	$0.12	2.3	$-

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	215.12% - 275.73%
Range of interest rates	0.20% - 0.47%

Warrants

As of March 31, 2022 and June 30, 2021, the Company had 55,512,161 and 8,848,333 warrants outstanding, respectively. The warrants were issued in connection with the Convertible Notes (See Note 6). The warrants have a term of two to five years and an exercise price range from $0.1187 to $0.025. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $2,933,305. During the nine months ended March 31, 2022, holders of warrants exercised warrants for 4,308,600 shares of common stock for aggregate proceeds of $128,550. As of March 31, 2022, the weighted average remaining useful life of the warrants was 0.83.

A summary of the Company’s stock warrants activity is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	8,848,333	$0.03	0.94	-
Granted	50,968,828	0.1187	4.6	-
Exercised	(4,305,000)	-
Canceled	-	-
Outstanding at March 31, 2022	55,512,161	$0.111	4.3	$-
Vested and expected to vest at March 31, 2022	55,512,161	$0.111	4.3	$-
Exercisable at March 31, 2022	55,512,161	$0.111	4.3	$-

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

NOTE 11 - SUBSEQUENT EVENTS

Joint Venture

Effective April 2, 2022 (the “Effective Date”), the Company entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with Movychem s.r.o., a Slovakian limited liability company (“Movychem”) setting forth the terms for the establishment of a joint venture (the “Joint Venture”) to develop applications and commercialize a series of flame retardant products in the form of polymer gels, powders, liquids and pellets derived from technology developed by Movychem under the name Retacell™. The Joint Venture is organized as a Florida limited liability company under the name Ebenberg, LLC and is owned 50% by each of the Company and Movychem.

The management and control of the Joint Venture is exclusively vested in a management committee (the “Management Committee”) which consists of five members two of whom are appointed by the Company, two of whom are appointed by Movychem and one of whom (the “Independent Member”) is appointed by mutual agreement of the parties. The Independent Member serves for a period of six months for the first two terms with each of the subsequent terms to be for a period of 12 months.

For its capital contribution to the Joint Venture, pursuant to a Patent and Exclusive License and Assignment Agreement (the “Patent Agreement”), Movychem is transferring to the Joint Venture all of its interest to the know-how and intellectual property relating to Retacell exclusive of all patents, and the Company is contributing the amount of $2,600,000 payable (a) $600,000 at the rate of $25,000 per month over a 24 month period and (b) $2,000,000 within five business days of a closing of a financing in which the Company receives net proceeds of at least $3,000,000 but in no event later than six months from the Effective Date. At such time as the Company makes its $2,000,000 payment (and assuming the Company is current with its then monthly capital contributions), pursuant to the Patent Agreement, Movychem will transfer all of its rights, title and interest to all of the patents related to Retacell for an amount equal to aggregate cash contributions of the Company to the Joint Venture plus 40% of all royalty payments received by the Joint Venture for the licensing of Retacell products. Pending assignment of the patents to the Joint Venture, pursuant to the Patent Agreement, Movychem has granted to the Joint Venture an exclusive worldwide license under the patents.

Concurrently with the execution of the Joint Venture Agreement, the Joint Venture has entered into a Services Agreement (the “Services Agreement”) with the Company pursuant to which the Company will provide to the Joint Venture technical services related to the exploitation of the Retacell intellectual property and corporate, marketing. business development, communications and administrative services as requested by the Joint Venture in exchange for 40% of all royalty payments received by the Joint Venture for the licensing of Retacell products.

Under the Joint Venture Agreement, the Company has agreed to grant to certain individuals affiliated with Movychem five-year warrants (the “Warrants”) to purchase an aggregate of 170,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share with vesting depending on the satisfaction of various milestones as described therein.

The Joint Venture Agreement grants to Movychem the right to dissolve the Joint Venture in the event that the Company fails to make any of its capital contributions in which case the Joint Venture will be required to grant back to Movychem all joint venture intellectual property and the assignment to Movychem of any outstanding licenses. Additionally, the Services Agreement will be amended to provide that the 40% of royalties to be paid by to the Company will be limited to licensees who were first introduced to the Joint Venture or Movychem, as the case may be.

Board of Directors

On May 12, 2022, Michael Harper and Lisa Ruth completed their one-year term serving as directors of the Company and have resigned from the board. Their resignations were anticipated and not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended June 30, 2021. The unaudited statements of operations for the six months ended March 31, 2022 and 2021 are compared in the sections below.

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

The Company was originally incorporated in Nevada on December 18, 2009 under the name Eastern World Solutions, Inc. The name changed to Banjo & Matilda, Inc. on September 24, 2013. On June 22, 2020, the Company changed its name from Banjo & Matilda, Inc. to Xeriant, Inc. in the State of Nevada and subsequently approved by FINRA effective July 30, 2020 for the name and symbol change (XERI).

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

On June 22, 2020, the name was changed from Banjo & Matilda, Inc. to Xeriant, Inc.

On May 31, 2021, the Company entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”) to form a new company, called Eco-Aero, LLC (the “JV”), with the purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff, and landing (eVTOL) fixed wing aircraft. Under the Agreement, Xeriant is contributing capital, technology, and strategic business relationships, and XTI is contributing intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the JV.

Effective April 2, 2022, the Company entered into a Joint Venture with Movychem s.r.o., a Slovakian limited liability company (“Movychem”), called Ebenberg, LLC, setting forth the terms for the establishment of a joint venture (the “JV”) to develop applications and commercialize a series of flame retardant products in the form of polymer gels, powders, liquids and pellets derived from technology developed by Movychem under the name Retacell™. The JV is organized as a Florida limited liability and is owned 50% by each of the Company and Movychem. The transaction is further described herein under Subsequent Events.

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

	For the three months ended
	March 31, 2022	March 31, 2021	$	%
Operating expenses:
Sales and marketing expense	$25,771	$0	$25,771	100%
General and administrative expenses	799,521	141,897	657,624	463.45%
Professional fees	102,646	32,160	70,486	219.17%
Related party consulting fees	135,500	54,500	81,000	148.62%
Research and development expense	7,587	-	7,587	100%
Total operating expenses	1,071,025	228,557	842,468	368.60%

Loss from operations	(1,071,025)	(228,557)	842,468	369.00%

Other income (expense):
Amortization of debt discount	(1,598,683)	(103,225)	1,495,458	1,448.74%
Amortization of debt discount, related party	-	-	-	-%
Interest expense	(134,927)	(2,661)	132,266	4970.54%
Interest expense, related parties	-	-	-	-%
Gain on forgiveness of accounts payable	-	-	-	-%
Loss on settlement of debt	(3)	-	(3)	100%
Total other income (expense)	(1,733,613)	(105,886)	(1,627,727)	1537.24%

Net loss	$(2,804,638)	(334,433)	(2,470,195)	738.60%

Sales and Marketing Expense

Sales and marketing expense was $25,771 for the three months ended March 31, 2022 compared to $0 for the three months ended March 31, 2021 for investor relations to create market awareness of the Company.

General and Administrative Expenses

Total general and administrative expenses were $799,521 for the three months ended March 31, 2022 compared to $141,897 for the three months ended March 31, 2021. The increase of $657,624 primarily relates to options granted valued at $574,563 for advisory board services.

Professional Fees

Total professional fees were $102,646 for the three months ended March 31, 2022 compared to $32,160 for the three months ended March 31, 2022. The increase of $70,486 primary relates to legal fees paid.

Related Party Consulting Fees

Total related party consulting fees were $135,500 for the three months ended March 31, 2022 compared to $54,500 for the three months ended March 31, 2022. The increase of $81,000 was primarily related to additional related party consulting expenses coupled with an increase in the pay of existing related party.

Research and Development Expenses

Total research and development expenses were $7,587 for the three months ended March 31, 2022 compared to $0 for the three months ended March 31, 2021. The research and development costs were related to the development of an aircraft through our Eco-Aero joint venture.

Other Expenses

Total other income (expenses) was ($1,733,613) for the three months ended March 31, 2022 compared to ($105,886) for the three months ended March 31, 2021. Total other expenses consist of interest expense on debt, amortization of debt and loss on settlement of debt. The increase of $1,627,727 was primarily related the Company recording amortization of debt discount during the three months ended March 31, 2022 in the amount of $1,598,683.

Net loss

Total net loss was $2,804,638 for the three months ended March 31, 2022 compared to $2,804,638 for the three months ended March 31, 2021. The increase of $2,470,195 was primarily due to the reasons above.

Nine months ended March 31, 2022 compared to the nine months ended March 31, 2021

	For the nine months ended
	March 31, 2022	March 31, 2021	$	%
Operating expenses:
Sales and marketing expense	$670,989	$1,000,000	$(329,011)	32.9%
General and administrative expenses	3,120,772	242,445	2,878,327	2,028.50%
Professional fees	234,671	67,397	167,274	520.1%
Related party consulting fees	348,925	132,500	216,425	397.1%
Research and development expense	5,207,806	-	5,207,806	100%
Total operating expenses	9,583,163	1,442,342	8,140,821	3,561.8%

Loss from operations	(9,583,163)	(1,442,342)	8,140,821	3,561.8%

Other income (expense):
Amortization of debt discount	(3,012,642)	(215,635)	2,797,007	2,709.6%
Amortization of debt discount, related party	-	(5,000)	5,000	100%
Financing fees	(43,750)	-	(43,750)	100%
Interest expense	(138,941)	(4,857)	(134,084)	5,038.9%
Interest expense, related parties	-	(76)	76	100%
Loss on settlement of debt	(536)	(186,954)	186,418	100%
Total other income (expense)	(3,195,869)	(412,522)	2,783,347	2,628.6%

Net loss	$(12,779,032)	(1,854,864)	10,924,168	3,266.4%

Sales and Marketing Expense

Sales and marketing expense was $670,989 for the nine months ended March 31, 2022 compared to $1,000,000 for the nine months ended March 31, 2021.

General and Administrative Expenses

Total general and administrative expenses were $3,120,772 for the nine months ended March 31, 2022 compared to $242,445 for the nine months ended March 31, 2021. The increase of $2,878,327 primarily relates to options granted valued at $1,993,524 for advisory board services and $736,954 from stock issued for services.

Professional Fees

Total professional fees were $234,671 for the nine months ended March 31, 2022 compared to $67,397 for the nine months ended March 31, 2021. The increase of $167,274 primary relates to legal fees paid.

Related Party Consulting Fees

Total related party consulting fees were $348,925 for the nine months ended March 31, 2022 compared to $132,500 for the nine months ended March 31, 2021. The increase of $216,425 was primarily related to additional related party expenses coupled with an increase in the pay of existing related party.

Research and Development Expenses

Total research and development expenses were $5,207,806 for the nine months ended March 31, 2022 compared to $0 for the nine months ended March 31, 2021. The research and development costs were related to the development of an aircraft through our Eco-Aero joint venture.

Other Expenses

Total other income (expenses) was ($3,195,869) for the nine months ended March 31, 2022 compared to ($412,522) for the nine months ended March 31, 2021. Total other expenses consist of interest expense on debt, amortization of debt and loss on settlement of debt. The increase of $2,783,347 was primarily related the Company recording amortization of debt discount during the nine months ended March 31, 2022 in the amount of $3,012,642.

Net loss

Total net loss was $12,779,032 for the nine months ended March 31, 2022 compared to $1,854,864 for nine months ended March 31, 2021. The increase of $10,924,168 was primarily due to the above reasons.

Liquidity and Capital Resources

Operating Activities

Cash used in operations of $6,415,055 during the nine months ended March 31, 2022 was primarily resulted from the increase cash used in operations resulted from increased expenditures on sales and marketing and on R&D. The Company has a net loss of $12,779,032 during the nine months ended March 31, 2021 and offset by non-cash expenses such as stock compensation expense of $2,462,108, stock issued for services of $736,954, and amortization of debt discounts of $3,012,642.

Cash used in operations of $162,557 during the nine months ended March 31, 2021 was primarily a result of our $1,520,421 net loss reconciled with our net non-cash expenses relating to amortization of debt discount and our changes in operating assets and liabilities relating to accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2022 was $19,990, which consisted of purchase of new equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2022 was $7,166,000, which consisted of proceeds from the sale of common stock of $2,078,500, cash in the amount of $128,550 from the exercise of warrants, and issuance of convertible debt of $4,958,950.

Net cash provided by financing activities for the nine months ended March 31, 2021 was $143,300, which consisted of proceeds from the sale of common stock of $51,000 and issuance of convertible debt of $92,300.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2022 and June 30, 2021, the Company had $1,639,495 and $962,540 in cash and $(710,654) and $677,257 in working capital, respectively. For the nine months ended March 31, 2022 and 2021, the Company had a net loss of $12,779,032 and $1,854,864, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has granted a first priority security interest in its asset to Auctus Fund, LLC to secure a convertible note in the principal amount of $6,050,000 which is due on October 27, 2022. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

Commitments for Capital Expenditures

To date, our operations have been funded primarily through private investors. Some of these investors have verbally committed additional funding for the Company, as needed. We have had a number of discussions with broker-dealers regarding the funding required to execute the Company’s business plan, which is to acquire companies with revenue and develop breakthrough technologies or business interests in those companies that have developed these technologies. We are in the process of issuing an offering document to obtain the funding for certain acquisitions that are in the discussion stages. There is no assurance that the Company will be able to obtain such funding and/or working capital. To the extent that funding is not available, the Company will be required to scale back or discontinue its business plan. Even if the Company is able to obtain financing, it may contain undue restrictions of the Company’s operations, or there may be substantial dilution for our shareholders in the case of equity financing or convertible debt financing.

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

At December 31, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at March 31, 2022, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith

Exhibit Number	Document

10.1	Joint Venture Agreement dated as of April 2, 2022 between Xeriant Inc. and Movychem S.R.O.

10.2	Patent and Exclusive License Agreement between Movychem S.R.O. and

10.3	Services Agreement dated as of April 2, 2022 between Xertiant, Inc.

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

XERIANT, INC.

Date: May 16, 2022	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: May 16, 2022	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

