Form 10-K
period 2022-06-30
XERIANT, INC.
filed 2022-10-13
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2021, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock as reported by the OTCQB Marketplace on such date, was approximately $30.4 million. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 10, 2022, the registrant had 366,696,144 outstanding shares of common stock.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this Report only:

•	In this annual report, references to “Xeriant”, “Banjo”, “XERI”, “BANJ” or “the Company,” or “we,” or “us,” and “our” refer to Xeriant, Inc. or f/k/a Banjo & Matilda, Inc.

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

•	“SEC” refers to the Securities and Exchange Commission.

•	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I.

Item 1. Business

Xeriant, Inc. (“Xeriant” or the “Company”) is dedicated to the acquisition, development and commercialization of (a) transformative technologies, including eco-friendly specialty materials which can be successfully deployed and integrated across multiple industry sectors, and (b) disruptive innovations related to the emerging aviation market called Advanced Air Mobility, which include next-generation aircraft. We seek to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant is located at the Research Park at Florida Atlantic University in Boca Raton, Florida adjacent to the Boca Raton Airport.

Corporate History

We were originally incorporated in Nevada on December 18, 2009 under the name Eastern World Solutions, Inc. The name changed to Banjo & Matilda, Inc. on September 24, 2013. Effective June 22, 2020 the Company changed its name from Banjo & Matilda, Inc. to Xeriant, Inc.

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

On May 31, 2021, the Company entered into a Joint Venture Agreement with XTI Aircraft Company (“XTI”) to form a new company, called Eco-Aero, LLC (the “JV”), with the purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff, and landing (eVTOL) fixed wing aircraft. Under the Agreement, Xeriant is contributing capital, technology, and strategic business relationships, and XTI is contributing intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the JV.

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

OUR BUSINESS SUMMARY

Introduction

The Space Race fueled global competition to own the skies, and led to break-neck innovations in aerospace, technology and advanced materials. From the first manned space flight, to the first man on the Moon, aerospace has been at the leading edge of some of the most important technological, design and engineering breakthroughs that have ever impacted global industry. The commercialization of transformative aerospace technologies, including eco-friendly specialty materials, has been successfully deployed and integrated across multiple industry sectors, and has led to a more prosperous and interconnected global economy. Aerospace continues to adapt to ongoing challenges and opportunities with technology-based solutions in design, safety, efficiency, maintenance, and environmental impact. These advancements are producing next generation aircraft and specialized technology and materials creating niche products and solutions for a changing consumer-driven world that demands improved safety, durability and decreased environmental impact in every facet of their lives.

Company Overview

Advanced Materials

A primary focus of our Company is the acquisition and commercial exploitation of eco-friendly, advanced materials and chemicals which have applications across a broad range of industries and the potential to generate significant near-term revenue. The Company’s commercialization strategy encompasses licensing arrangements and joint ventures with major industry players, which would allow for more rapid access to the market with reduced capital requirements and financial risk. In addition to providing the production and distribution infrastructure, these established partnering companies can streamline testing and certification and add brand recognition value. The advanced materials and chemicals may be sold as standalone products, enhancements to existing products, or used in the development of proprietary products under a new trademarked brand owned by the Company. The Company plans to explore manufacturing and branding opportunities for specific products derived from advanced materials and chemicals acquired or developed, which would involve setting up production facilities, equipment, systems and supply chain. Our plan to source and acquire strategic interests in visionary companies developing, integrating, and commercializing critical breakthrough technologies is underway with our first successful advanced materials transaction executed in the second quarter of 2022.

Effective April 2, 2022, we entered into a Joint Venture Agreement with Movychem s.r.o, a Slovakian chemical company, setting forth the terms for a joint venture to develop applications and commercialize a series of products which incorporate an internationally patented flame-retardant technology developed by Movychem under the trade name Retacell®. The Joint Venture, owned 50% by Xeriant and 50% by Movychem, has acquired the exclusive worldwide rights to the intellectual property related to Retacell® and will be responsible for developing applications and commercializing products derived from Retacell®. Engineered over two decades, Retacell® is a versatile, biodegradable, non-toxic, high-performance thermal and fire protection chemical agent that is custom formulated for each application, based on the specific properties of the base material and the fire protection requirements. Retacell® can be applied as a coating, treatment, or infused during manufacturing into a variety of materials, including recycled plastics and wood-based fiber. In addition to becoming heat and fire resistant, the resulting Retacell®-enhanced materials are also water resistant.

On June 8, 2022, we announced the successful development of a multi-purpose, high-strength fire- and water-resistant composite panel made from a formulation of Retacell® and a cardboard fiber-reinforced polymeric resin, which can be sourced from recycled materials. The panel is fabricated through a compression molding process and may be produced or cut in varying thicknesses and sizes, including standard 48” x 96” sheets. Depending on the application, the panel can have different colors, textures or decorative finishes. Potential interior and exterior construction applications include walls, ceilings, flooring, framing, siding, roofing, and decking.

On July 13, 2022, we entered into a Letter of Intent with Next New Concept, Inc. (“NNC”), an innovator in environmentally friendly, quickly constructed building systems for affordable quality housing. The Letter of Intent to purchase Xeriant’s Retacell®-based wall panels is anticipated to generate over $100 million in revenue beginning in 2023 based on the volume of homes NNC has projected to construct. The letter of intent is non-binding and contemplates the parties will negotiate in good faith to complete a definitive agreement.

The Company is investigating the requirements for the buildout of manufacturing facilities in the United States and Eastern Europe to meet the demand for the Retacell®-infused wallboards. We have identified potential sites, located and priced specialized manufacturing equipment, started to formulate timetables, and hired a managing director with decades of experience to oversee the advanced materials division.

Aerospace

Another area of interest for our Company is the emerging aviation market called Advanced Air Mobility (AAM), the transition to more efficient, eco-friendly, automated and convenient flight operations enabled by the convergence of technological advancements in design and engineering, composite materials, propulsion systems, battery energy density and manufacturing processes. Next-generation aircraft being developed for this market offer low-cost, on-demand flight for passengers and cargo, utilizing lower altitude airspace and bypassing the traditional hub and spoke airport network with vertical takeoff and landing (VTOL) capabilities. Many of these lightweight aircraft are electrically powered through either hybrid or pure battery systems, which allows for quieter, low emission flights over urban areas, however with limited speed and range. The adoption and integration of niche aerial services through AAM is expected to provide benefits throughout the economy. We plan to partner with and acquire strategic interests in visionary companies that accelerate our mission of commercializing critical breakthrough AAM technologies which enhance performance, increase safety, and enable and support more efficient, autonomous, and sustainable flight operations, including electric and hybrid-electric passenger and cargo transport aircraft capable of vertical takeoff and landing. Our plan to source and acquire strategic interests in leading aerospace companies developing breakthrough VTOL aircraft began in the second quarter of 2021.

Effective May 27, 2021, we entered into a joint venture with XTI Aircraft Company (“XTI”), a privately owned OEM based in Englewood, Colorado for the purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric vertical takeoff and landing (eVTOL) fixed-wing aircraft.

Through our joint venture agreement with XTI, we were involved in the successful completion of the preliminary design of their TriFan 600 eVTOL aircraft. The TriFan 600 is being designed to become the fastest, longest-range VTOL aircraft in the world and the first commercial fixed-wing VTOL airplane, with current pre-orders exceeding $3 billion in gross revenues upon delivery of those aircraft. The joint venture is an important component in Xeriant’s plan to bolster its position in AAM.

Management believes that our holding and operating company structure has several advantages and will enable us to grow rapidly, acquiring assets primarily through acquisitions, joint ventures, strategic investments, and licensing arrangements. As a publicly traded company, we offer our subsidiaries such benefits as improved access to capital, higher valuations and lower risk through the shared ownership of a diversified portfolio, while allowing these entities to maintain independence in their distinct operations to focus on their fields of expertise. Cost savings and efficiencies may be realized from sharing non-operational functions such as finance, legal, tax, sales & marketing, human resources, purchasing power, as well as investor and public relations.

Additionally, we are leveraging our relationship with Florida Atlantic University to provide a collaborative research arm for technologies that require additional validation and the backing of a respected research institution for credibility. The university also may provide access to various grants through the SBIR (Small Business Innovation Research), STTR (Small Business Technology Transfer), NSF (National Science Foundation) and other programs, and if warranted, introductions into a number of government agencies, such as DOD (Department of Defense) and DARPA (Defense Advanced Research Projects Agency). We are pursuing strategic alliances with companies that provide complementary technologies and access to new markets.

The Company is trading on the OTCQB Venture Market under the stock symbol, XERI.

Industry Overview

Aerospace innovation has been at the forefront of many important scientific, technological, design and engineering breakthroughs which have had broad implications across non-aerospace sectors of the economy. Research and development initiatives originally intended for aerospace applications have contributed to advances in health care, transportation, telecommunications, agriculture, manufacturing and materials, and have led to the commercialization of new technologies and products that have positively impacted our daily lives.

One of the most recognized areas of research where the aerospace industry has played a major role is polymer chemistry, which includes the development of plastics technologies and fire retardants in plastics, coatings and adhesives. Technical improvements in aircraft design have shifted from a focus on speed and range to efficiency and sustainability, creating the need for advanced materials in aerostructures and engines that are lightweight and resistant to extreme heat. Plastic composites using carbon fiber are increasingly used in the structural components of aircraft, replacing aluminum. Additionally, aircraft interior design incorporates lighter, flame-resistant polymer materials and engineered alloys for panels, seats and various components to reduce weight.

Advanced polymer materials with superior performance characteristics, including flame-resistance with non-toxic gases, have wide applicability in the construction industry. Plastic composite boards may be fabricated from a range of polymers, including polypropylene (PP), polystyrene (PS), polyvinyl chloride (PVC) and polyamide (PA), which are inherently water-resistant, and reinforced with a variety of materials, including cardboard fiber, fiberglass, wood or carbon, which provide increased mechanical strength. Additives, surface treatments and decorative finishes can further enhance the properties of the boards, which can be manufactured in standard sizes and become a replacement for gypsum and wood based structural panels such as drywall, plywood, OSB and MDF, and flooring. Plastic composite boards made from recycled plastics and fiber are considered green building products, not only because they decrease the amount of waste materials from landfills, but because they have insulating properties that can cut energy costs. When infused with a non-toxic flame retardant, these eco-friendly composite panels can be an effective passive fire protection system, providing superior safety and minimizing property damage from flame spread and smoke.

The construction industry is seeing an accelerating demand for sustainable building practices, which is expected to drive the market growth of green building materials, as well as promote the use of non-toxic chemicals, including flame retardants. Green building materials are an environmentally friendly solution because they are produced from safe, recyclable products, which help in conserving non-renewable resources and mitigating environmental and human health considerations. Moreover, green building materials have become a durable and energy-efficient solution that makes them suitable for various infrastructure applications. As part of a major rebuilding of aging infrastructure across the globe, investments in renovations and retrofit construction, including the replacement of decaying underground materials, often mandate the use of green materials and building methods. New construction of governmental buildings, office complexes, schools and residential structures is increasingly employing eco-friendly alternatives for insulation, concrete, wallboard and rebar, which often have similar or superior performance when compared with conventional materials. Several developing countries are launching programs with subsidies and incentives to spur growth in the market and spread awareness about alternative construction methods with the goal of supplying affordable and sustainable housing. In the U.S., LEED (Leadership in Energy and Environmental Design) is the most widely used rating system for green building practices.

Below are some compelling statistics and forecasts in support of the development and commercialization of green building products, including non-toxic flame-retardant chemicals:

•	Sustainable investments total USD 35.3 trillion, or 36% of all assets in five of the world's biggest markets, according to a report from the Global Sustainable Investment Alliance.

•	According to Research and Markets, global investments in sustainable and green technologies for smart cities and megaprojects is expected to reach USD 6.96 trillion by 2030, which represents a CAGR of 24.2%, which is expected to result in a rising demand for wood plastic composites and creating opportunities for interior construction manufacturers.

•	The global green building materials market exceeded USD 265 billion in 2021 and is poised for a 12% CAGR from 2022 to 2028, reaching USD 586 billion by 2028, based on a report by Global Market Insights.

•	The global green building materials market from residential applications is set to account for USD 330 billion by 2028, according to Global Market Insights.

•	The global construction market size reached USD 12.6 trillion in 2020 and is expected to reach USD 22.4 trillion by 2028, registering a CAGR of 7.4% during the forecast period, based on a study by Emergen Research.

•	The U.S. Census Bureau values the U.S. construction industry at USD 1.626 trillion as of November 2021.

•	The global building materials market size is estimated to be worth USD 1.121 trillion in 2022 and is forecast to reach USD 1.494 trillion by 2028 with a CAGR of 4.9% during the review period, according to Market Reports World.

•	The global drywall and gypsum board market size is estimated to grow from USD 50.22 billion in 2020 to USD 95.15 billion in 2027, registering a CAGR of 11.24% during the forecast period (2021-2027), based on a report by Market Statsville Group.

•	The global plywood market size is estimated to be valued at USD 80.5 billion in 2022, and is expected to reach a valuation of USD 115 billion by 2028, based on a CAGR of 6.1%, according to Future Market Insights.

•	According to Allied Market Research, the global OSB market size was valued at USD 25.6 billion in 2020 and is projected to reach USD 44.3 billion by 2030, growing at a CAGR or 5.4% from 2021 – 2030.

•	The global medium-density fiberboard market (MDF) size reached USD 22.4 billion in 2021, and is expected to reach USD 33.3 billion by 2027, exhibiting a CAGR of 6.7% during 2022-2027, based on a study by IMARC Group.

•	The global wood plastic composites market size was estimated at USD 5.76 billion in 2021 and is expected to grow at a CAGR of 11.5% from 2022 to 2030, reaching USD 15.34 billion by 2030, according to Grand View Research.

•	Emergen Research estimates the global structural insulated panels (SIPs) market was USD 409.4 million in 2020 and is expected to register a CAGR of 5.2% during the forecast period, reaching 583.8 million in 2027.

•	The global flame retardants market was valued at USD 12.81 billion in 2021 and is expected to reach USD 20.73 billion by 2029, registering a CAGR of 6.20% during the forecast period of 2022-2029, according to Data Bridge Market Research.

•	In April 2022, the European Union unveiled a “Restrictions Roadmap,” a proposal to eliminate up to 12,000 toxic chemicals, including flame retardants, which have been linked to a number of illnesses.

•	Approximately 367 million metric tons of plastic waste are produced globally each year, of which the U.S. generates 42 million metric tons, more than any other country.

•	12% of the global waste composition is plastic waste, which partially consists of plastic packaging among other plastic products and materials.

•	Over 66 million metric tons of plastic is collected for recycling, according to TheRoundup.org.

•	There are currently 5.25 trillion pieces of plastic in our oceans, according to TheRoundup.org.

•	According to the World Bank, paper and cardboard make up 17% of the global waste generated, the second-highest amount after food and green waste.

•	23.05% of the municipal solid waste generated in the U.S. in 2018 consisted of paper and paperboard, which was the #1 highest amount generated of all materials including glass, metals, wood, textiles, and more, according to the EPA.

•	Countries all over the world are facing a housing crisis, with a massive shortage of homes for expanding populations. and 100 million are homeless, according to United Nations’ statistics.

•	India’s drive to bring homes to the country’s 1.3 billion people, rising incomes and the best affordability in two decades will unleash a $1.3 trillion wave of investment in housing over the next seven years, according to CLSA India Pvt.

•	The Indian government has provided initiatives like the Green Rating for Integrated Habitat Assessment (GRIHA) to promote green buildings, as reported by Mordor Intelligence.

•	By 2030, UN-Habitat estimates that 3 billion people, about 40 per cent of the world’s population, will need access to adequate housing, which translates into a demand for 96,000 new affordable and accessible housing units every day.

•	An estimated 1.6 billion people live in substandard housing, 100 million people worldwide are homeless, and one in four people live in harmful conditions that to their health, safety and prosperity, according to United Nations’ statistics.

•	By 2050, the world population is projected to reach 9.8 billion, according to the United Nations.

The aerospace industry continues to evolve and adapt as market conditions change and as technological innovation enables the development of aircraft with new capabilities, applications and business cases. Next-generation aircraft are more efficient, sustainable, reliable, automated and safer through technological improvements in design optimization and modeling, advanced materials, AI, alternative propulsion systems and manufacturing processes. Many of the airframe configurations enabled by these developments are being designed for the emerging aviation market called Advanced Air Mobility (AAM), the integration of new aircraft designs and flight technologies to move people and cargo between places not usually served by existing ground or air transportation. Common technologies in AAM include electric propulsion, short and vertical takeoff/landing techniques, composite materials, and the ability to remotely or autonomously pilot aircraft. In addition to being quieter with less or no carbon emissions, it is anticipated that these new aircraft will have lower operating, maintenance, and repair costs compared with other aircraft, including helicopters.

Below are some compelling statistics and forecasts in support of the development and commercialization of aerospace technologies related to Advanced Air Mobility:

•	Investment bank Morgan Stanley forecasts a USD 1 trillion total addressable market for electrically powered autonomous passenger and cargo air transport vehicles by 2040, and USD 9 trillion by 2050.

•	Nearly half of all flights globally are short-haul routes, less than 500 miles, which presents a significant opportunity for electrically powered aircraft.

•	Almost 3,000 general aviation airports in the U.S. have no scheduled passenger flights but are being maintained by the federal government through funds appropriated by Congress.

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

Intellectual Property

Xeriant owns a 64% interest in its subsidiary, American Aviation Technologies, LLC (AAT). AAT owns a patented VTOL drone/aircraft concept called Halo. All intellectual property rights to Halo, including patents and applications for patents, were acquired on October 2, 2018. A Halo utility patent was filed on September 28, 2018, which was a continuation of U.S. Patent Application Serial No. 12/157,180, filed June 5, 2008, which claimed the benefit of and priority to U.S. Patent Application Serial No. 60/941,965, filed June 5, 2007, with both prior applications fully incorporated in their entireties and for all purposes. We received a Notice of Allowance from the U.S. Patent and Trademark Office dated June 10, 2019 on the major claims in the patent application, which indicated the agency’s intent to issue a patent. we received an additional Notice of Allowance dated June 22, 2020 covering additional Halo claims. AAT received patent US 2020/0062385 A1 on February 27, 2020 and patent US 10,814,974 B2 on October 27, 2020. Under the Joint Venture Agreement with Movychem, the Company has exclusive worldwide licensing rights to a series of international patents related to the production of Retacell®, which is a trademarked name.

Xeriant has filed trademark applications with the U.S. Patent and Trademark office for the following marks, including names, logos and slogans: Xeriant name, Xeriant logo, “Innovation Soaring,” “Evolution in Flight,” “Evolution of Flight” and “NexBoard.” The Company is in the process of filing trademark applications for “Sustainable Aerospace” and “EcoFlite.”

Market Opportunity

Xeriant has identified emerging areas of technology with exceptional market opportunity, which is the basis for potential acquisitions, strategic partnerships or licensing arrangements. We have identified early-stage technology companies, as well as established companies that have been confined to a limited geographical area, have developed breakthrough, high-market-potential technologies, and that are past the concept/seed capital stage. Some companies are already generating revenue while others have a clear path to revenue. Many are acquisition targets or have the potential for a combination or roll-up. In some cases, their technology originated and was developed out of an academic environment. As a strategic partner or acquiror, we provide companies with access to capital, liquidity through an exchange of equity, new market opportunities and synergistic contacts, and university relationships for research and grants, while maintaining partners’ operational independence. We believe the entrepreneurial spirit, passion, and vision are critical to success, and we provide strategic guidance, access to financial markets, and investor liquidity.

We entered a 50-50 joint venture with Movychem s.r.o. for the purpose of developing and commercializing applications and specialty flame protectant products under the name Retacell®. The number of potential applications for Retacell® is almost unlimited, impacting a broad range of industries from transportation and construction to electronics and home furnishings, valued at over $5 Trillion. In the aerospace industry, Retacell® is anticipated to have far reaching implications for improving safety and reducing maintenance in aircraft, with potential uses in airframe structures, cabin interiors, wiring insulation and engine components. Retacell®’s exceptional fire protection properties have generated interest from key players in the construction industry and building materials retailers in the U.S., who are looking for more cost-effective and sustainable fire protection solutions. The global green construction materials market, estimated at $318 Billion in 2021, is projected to reach $575 Billion by 2027, based on a report by Emergen Research.

According to Grand View Research, the global building materials market related to gypsum wallboards, plywood, OSB, flooring and siding was valued at USD 838.1 billion in 2021 and is forecasted to reach USD 1.092.4 billion by 2025. The green building materials market was valued at USD 256.5 billion in 2021 and is projected at USD 350.3 billion in 2025, based on a study by Allied Market Research.

We entered a 50-50 joint venture with XTI Aircraft Company to complete the preliminary design phase in the development of the TriFan 600, a hybrid-electric fixed-wing VTOL aircraft that uses three ducted fans for vertical lift. The TriFan 600 would be the fastest and longest-range VTOL aircraft in the world, and the first commercial fixed-wing VTOL airplane. The TriFan 600 has a maximum cruise speed of 345 mph and a range of 850 miles with conventional takeoff and landing, and 700 miles when taking off and landing vertically, which is far superior to other leading eVTOL aircraft in development. In comparison, Lilium Jet, Joby Aviation’s S4, and the Archer Maker have maximum cruise speeds of 175 mph, 200 mph, and 200 mph respectively, with ranges of 150 miles, 150 miles, and 60 miles. The TriFan 600 can be configured with the standard six seats (5 passengers + pilot), nine seats for air taxi routes (8 passengers + pilot), or as an emergency medical aircraft. As a scalable platform, there is also a cargo variant called the TriFan 200 and a 12-15 seat model. XTI’s management team includes the former top executives of Aereon Supersonic, Gulfstream, Citation, Skunk Works, Textron, Cessna Aircraft, and AVX Aircraft who, combined, have developed and certified more than 40 new aircraft designs over their careers. There are over 300 presales for the TriFan 600 representing over $3 billion in future revenue.

A cross-section of Morgan Stanley Research’s equity analysts last year detailed how investment in autonomous flying aircraft is accelerating. The BluePaper described implications for the future of passenger travel, military and defense applications, and freight and package transportation, and projected a total addressable market of $1.5 trillion for autonomous aircraft by 2040.

Xeriant focuses on disruptive technology with broad applications across high value industries. Categories include a broad range of disciplines impacting areas such as advanced materials, artificial intelligence (AI), sensors, communications, navigation and defense. Target companies and technologies should have significant upside potential, unique I/P, roll up or combination potential, have a quality team in place to execute their business plan, and need funding for execution or growth, etc.

Development Strategy

Xeriant is dedicated to the acquisition, development and commercialization of transformative aerospace technologies, including eco-friendly specialty materials which can be successfully deployed and integrated across multiple industry sectors, and disruptive innovations related to the emerging aviation market called Advanced Air Mobility, which include next-generation aircraft. We seek to partner with and acquire strategic interests in visionary companies that accelerate this mission.

Pursuant to the Joint Venture signed with Movychem s.r.o. on April 2, 2022, the Company is planning to commercialize a slate of Retacell-formulated products, mainly through licensing arrangements with major industry leaders, which would allow for more rapid access to the market with reduced capital requirements and financial risk. Our flagship product is a multi-purpose, high-strength fire- and water-resistant composite panel made from a formulation of Retacell® and a cardboard fiber-reinforced polymeric resin, called NexBoardTM, which can be sourced from recycled materials.

The Company is currently investigating the requirements to buildout manufacturing facilities in the United States and Eastern Europe to meet the demand for the Retacell®-infused wallboards. We have identified potential sites, located and priced specialized manufacturing equipment, started to formulate timetables, and hired a managing director with decades of experience to oversee the advanced materials division.

Xeriant continues much of its focus on Advanced Air Mobility (AAM) as it believes the market segment and its related technological advancements will lead to a more sustainable future. Morgan Stanley is forecasting a $1 trillion total addressable global market for eVTOL aircraft and AAM by 2040, which is projected to reach $9 trillion by 2050.

Xeriant seeks to capitalize on breakthroughs in efficiency and sustainability developed for AAM, which will likely have far-reaching applications in global industries that are seeking ways to increase efficiency while reducing their carbon footprints.

Through our joint venture agreement with XTI Aircraft, we were involved in the successful completion of the preliminary design of their TriFan 600 eVTOL aircraft. The TriFan 600 is being designed to become the fastest, longest-range VTOL aircraft in the world and the first commercial fixed-wing VTOL airplane, with current pre-orders exceeding $3 billion in gross revenues upon delivery of those aircraft. The joint venture continues to be an important component in Xeriant’s plan to bolster its position in AAM.

Xeriant continues to work with XTI Aircraft and is exploring relationships with several AAM companies that are working to solve issues related to safety, autonomy, wireless connectivity, electric propulsion, batteries, hydrogen, navigation systems, computer processing, camera systems, stabilization equipment, imaging sensors and analytics software.

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

CONSIDERATIONS RELATED TO OUR BUSINESS

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors, in addition to the other information included in this prospectus, including our financial statements and related notes, before deciding whether to invest in shares of our common stock. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR FINANCIAL POSITION AND CAPITAL NEEDS

We are in our development stage and have limited operating history.

We are a development-stage enterprise with a limited operating history with no sales, and operating losses since its inception. We will need to continue building our organization and team to competently evaluate and secure business opportunities for the development of sophisticated technologies. As an early-stage business we will likely encounter unforeseen costs, expenses, competition and other problems to which such businesses are often subject. Our likelihood of success will depend on the problems, uncertainties, unexpected costs, difficulties, complications and delays frequently encountered in developing and expanding a new business and the competitive environment in which we plan to operate. If we fail to successfully address these risks, our business, financial condition and results of operations would be materially harmed.

We anticipate operating losses to continue into the foreseeable future and substantial additional capital may be required that may not be available on acceptable terms.

Currently, there is no revenue being generated and the Company has significant operating losses that are expected to continue into the foreseeable future.  There is no assurance that the Company will be able to raise the capital that will be required to sustain operations and execute its business plan, which involves raising capital for acquisitions as well as developing and commercializing technologies.  We are especially focused on exploitation of its green advanced chemicals business, namely the Retacell® technology, which may require setting up a manufacturing operation.  Additionally, the joint venture agreement with Movychem requires us to fund $25,000 per month through April 2024, and invest $2,000,000 in the joint venture, Ebenberg, LLC, within five business days of the closing of a financing in which Xeriant receives net proceeds of at least $3,000,000, to acquire 50% ownership of the Movychem patents and intellectual property.

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

We will require additional capital to satisfy our commitments in the Ebenberg, LLC joint venture.

The joint venture with Movychem, s.r.o., requires Xeriant to fund $2,000,000 by September 30, 2022 or six months from the effective date of the joint venture agreement.  Xeriant has a 30-day automatic extension and can pay Movychem a $100,000 fee to extend the Joint Venture Agreement for another 30 days, assuming there are no defaults from Movychem.  If Xeriant does not extend the joint venture or otherwise make arrangements with Movychem to extend this provision, Xeriant would risk dissolution of the joint venture by Movychem, which could negatively affect the value of the Company.

We will need to meet the obligations required by the Auctus Fund, LLC Senior Secured Note and the Amendment to the Note.

The Senior Secured Note and its Amendment have a November 1, 2022 maturity.  One of the obligations of the Company is to uplist to a major exchange.  If Xeriant does not perform under the Note, the Company could experience substantial dilution if Auctus Fund, LLC converts the note balance owed into common shares.

Not obtaining sufficient financing will jeopardize our operations and the ability to execute our business plan.

In addition to the projected proceeds from this offering, we will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its product development programs or obtain funds if available (although there can be no certainties) through strategic alliances that may require the Company to relinquish rights to its technology, substantially reduce or discontinue its operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. As a result, we can provide no assurance as to whether or if we will ever be profitable. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. This condition is expected to continue for the foreseeable future until we can produce sufficient revenues to cover our costs. as we seek to raise funding and invest in our operations as well as our sales and marketing efforts. Given this financial situation, no assurances can be given that we will be able to raise capital in the future on acceptable terms, or at all.  As a result, our independent registered public accounting firm included an explanatory paragraph in its report in our financial statements for the most recent fiscal years with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, partners and employees.

RISKS RELATING TO OUR BUSINESS OPERATIONS AND MANAGEMENT

There is no assurance that we or our affiliates will be able to accomplish the design and engineering needed to demonstrate that the technologies that are undertaken, will perform or operate as planned.

Because of unanticipated technological hurdles or the inability to assemble a qualified team to address these challenges, we may not be able to meet the technology development and performance objectives that are needed to be competitive in the various targeted markets.

The development timeline for the development of certain technologies could expand.

Due to unexpected challenges, the length of time to develop certain technologies, may become expanded, causing cost overruns and potentially demanding the infusion of large amounts of capital and other financing, which may not be available. Because of the long timeline, there is also uncertainty regarding the uniqueness or advantages of the technologies at the time they are introduced into the market.

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

Most of the targeted technologies will face significant competition from industry leaders or from well-funded entrants in the marketplace. We could face significant competition from companies who have developed or are developing alternative technologies that could render acquired technologies less competitive than planned. Many existing potential competitors are well-established, have or may have longer-standing relationships with customers and potential business partners, have or may have greater name recognition, and have or may have access to substantially greater financial, technical and marketing resources.

If we are unable to effectively manage our growth, our ability to implement our business strategy and our operating results will likely be materially adversely affected.

Implementation of our business plan will likely place a significant strain on our management who must develop administrative, operating and financial infrastructures. To manage our business and planned growth effectively, we must successfully develop, implement, maintain and enhance our financial and accounting systems and controls, identify, hire and integrate new personnel and manage expanded operations. Salary and benefits of additional personnel can be expected to place significant stress on our financial condition, and the availability of such qualified personnel may be limited. There is no assurance that we will be able to manage the operational requirements related to implementing our business strategy

We are dependent on key personnel.

Our success depends on our ability to identify, hire, train and retain highly qualified, specialized and experienced management and technical personnel. In addition, as we enter new areas of technology, we will need to hire additional highly skilled personnel. Competition for personnel with the required knowledge, skill and experience may be significant, and the Company may not be able to attract, assimilate or retain such personnel. The inability to attract and retain the necessary managerial and technical personnel could have a material adverse effect our business, results of operations and financial condition.

Operations could be adversely affected by interruptions from suppliers of components that are beyond our control.

Our technology, product development and sales could be adversely affected by interruptions in the supply of necessary components which are sourced from a variety of domestic and international vendors, suppliers and distributors. We are also dependent upon third parties to timely deliver supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of these items, including raw materials and chemicals could adversely affect the availability, quality and cost of items we sell. If such shortages result in increased cost of our supplies, we and may not be able to pass along all of such increased costs to our customers. Such shortages or disruptions could be caused by transportation issues, inclement weather, natural disasters, increased demand, problems in production or distribution, restrictions on imports or exports, the inability of vendors to obtain credit, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, the price of gasoline, other factors relating to the suppliers and distributors and the countries in which they are located, safety regulations, warnings or advisories or the prospect of such pronouncements, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms, or other conditions beyond our control. A shortage or interruption in the availability of certain chemicals, raw materials or supplies could increase costs and limit the availability of products critical to our operations, which in turn could lead to a significant    reduction in our revenue.

Changes in the economy could have a detrimental impact on the Company.

Changes in the general economic climate could have a detrimental impact on our revenue. It is possible that recessionary pressures and other economic factors (such as declining incomes, future potential rising interest rates, higher unemployment and tax increases) may adversely affect the Company. A worsening economy such as we are currently experiencing due to the Covid-19 pandemic may have a material adverse effect on our financial results and on your investment.

Our business, results of operations and financial condition may be adversely impacted by the recent COVID-19 or other significant public health conditions.

The COVID-19 pandemic negatively affected the U.S. and global economy over the past two years, resulting in significant travel restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of supply chains and the financial markets. The extent to which our operations may be impacted by the COVID-19 or other public health conditions cannot be accurately predicted, including actions by government authorities to contain an outbreak or treat its impact. We may experience materially adverse impacts to our business due to a number of potential economic conditions. The impact of significant public health conditions may also exacerbate other risks discussed in these risk factors, any of which could have a material effect on us.

Our success is dependent upon our keeping pace with the advances in technology.

We are positioned as a technology company. Some of our initiatives will be dependent on the technology of other companies. Systems and components may be impacted by rapid changes in technology, including the emergence of new industry standards and practices that could require the Company to make modifications to its platform. Our performance will depend, in part, on our ability to continue to enhance our existing technology or develop new technology that addresses the increasingly sophisticated and varied needs of the market, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical as well as business risks. We may be unsuccessful in using new technologies effectively or adapting its systems or other proprietary technology to the requirements of emerging industry standards. If we are unable to adapt to these changes and demands, our results of operations and financial condition could be materially and adversely affected.

We could face liability or disruption from security breaches.

Our technology and development process involves the storage of critical, secure and proprietary information. Our communications and computer infrastructure is potentially vulnerable to both physical and electronic invasions, such as cyberattacks and security breaches. We may be required to expend significant capital and other resources to defend against and lessen or correct the adverse effects of these invasions. Any such invasion could result in significant damage to the Company. A person who is able to circumvent the security measures employed by the Company could capture proprietary information; alter or destroy the information of the Company; or cause interruptions of the operations of the Company.

Misappropriation of our intellectual property and proprietary rights could impair our competitive position.

Our success of will depend to some extent upon our proprietary patented technology. The legal protections available to the Company can afford only limited protection, and these means of protecting the intellectual property of the Company may be inadequate. The Company relies and will continue to rely on patent, trademark, trade secret and copyright laws, confidentiality agreements, employment agreements, work for hire agreements, and technical measures to protect its intellectual property. The Company cannot assure that the steps taken by it will prevent misappropriation of its technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, copyright and trade secret protection may not be available in every jurisdiction in which the Company’s products and services are made available online. The intellectual property of the Company may be subject to even greater risk in foreign jurisdictions, as the laws of many countries do not protect intellectual property to the same extent as the laws of the United States. As part of its confidentiality procedures, the Company generally will enter into agreements with its employees and consultants and limit access to its trade secrets and technology. The Company cannot assure or assume, however, that former employees will not seek to start or enhance other competing products or services to the detriment of the Company, its business, results of operations and financial condition. Nevertheless, management believes that the technical and creative skills of its personnel, continued development of its proprietary systems and technology, as well as brand name recognition and development are more essential in establishing and maintaining a competitive market position.

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

Many of the regulations involving Advanced Air Mobility (AAM), including VTOL (Vertical Takeoff and Landing) aircraft and Unmanned Aerial Vehicles (UAV) are still being established

The USDOT, FAA (Federal Aviation Administration) and other agencies at the federal, state and local levels are beginning to address some of the numerous certification, regulatory and legal challenges associated with AAM, including VTOL aircraft, UAV and unmanned aerial systems (UAS). A comprehensive set of standards and enforcement procedures for these new transport systems will need to be developed. New aircraft and their operators must undergo rigorous testing and certification, which may require new or modified airworthiness certification standards. These aircraft will also need to comply with existing regulations or be the subject of new regulations to cover their activities. Current regulations govern operating BVLOS (beyond visual line of sight), passenger transport, operating over people and public streets, privacy, transporting commercial cargo across state lines and instrument-based flight. The integration of UAS and UAM into the National Airspace System and air traffic management is a critical factor, requiring a remote identification process for these aircraft. The FAA’s Unmanned Aircraft System Integration Pilot Program (IPP) will provide certification necessary to operate UAVs for certain applications. It is uncertain how new or changed laws and regulations will affect the introduction of new aerial platforms into the marketplace. The time and costs involved in obtaining these certifications and regulatory compliance may adversely impact the development process.

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

Our common stock is expected to continue to trade on the over-the-counter (OTC) market in the near future. The Company is a development stage company with no present revenues, so the trading price of our common stock may remain below $5.00. So long as our common stock trades below $5.00 per share, the stock will be treated as a “penny stock.” Broker-dealers who sell penny stocks to their established customers must deliver a disclosure schedule explaining the penny stock market and the risks associated with investing in penny stocks prior to any transaction. Additional restrictions apply to broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided by the broker-dealer to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers may be discouraged from dealing with our common stock if they have to bear these additional burdens, which could severely limit the market liquidity of the common stock and the ability of our stockholders to sell their shares.

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

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.

As of the date of this filing, most of our management team of five people is currently paid as consultants or independent contractors. Keith Duffy, CEO, has an Employment Agreement, but is also paid as a contractor through his entity, Ancient Investments, LLC.  We also have engaged and plan to continue to engage outside consultants called Senior Advisors to advise us and have been and will be required to retain additional consultants and employees. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

Certain of our directors, officers, advisors, and consultants serve as officers, directors, advisors, or consultants of other companies that might be developing competitive products. Other than corporate opportunities, none of our directors are obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurances, and we do not expect, and stockholders should not expect, that any product or technology identified by any of our directors or affiliates in the future would be made available to us other than corporate opportunities. We can give no assurances that any such other companies will not have interests that are in conflict with its interests.

Losing key personnel or failing to recruit necessary additional personnel would impede our ability to attain our development objectives. There is intense competition for qualified personnel in the technology field, and we may not be able to attract and retain the qualified personnel we need to develop our business.

We rely on independent organizations, advisors and consultants to perform certain services for us, including handling substantially all aspects of regulatory approval, manufacturing, marketing, and sales. We expect that this will continue to be the case. Such services may not always be available to us on a timely basis.

We may be subject to claims that our consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us.

As is common in the technology industry, we engage the services of consultants to assist in the development of our products. Many of these consultants were previously employed at or may have previously been or are currently providing consulting services to, other technology companies, including our competitors or potential competitors. We may become subject to claims that we or our consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

We rely on patents and patent applications and various regulatory exclusivities to protect some of our product candidates, and our ability to compete may be limited or eliminated if we are not able to protect our products.

The patent positions of companies such as ours are uncertain and involve complex legal and factual questions. We may incur significant expenses in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could cause us to incur significant expenses and divert the attention of our management.

Others may file patent applications or obtain patents on similar technologies that compete with our products or those of our joint ventures. We cannot predict how broad the claims in any such patents or applications will be and whether they will be allowed. Once claims have been issued, we cannot predict how they will be construed or enforced. We and/or our joint ventures may infringe upon intellectual property rights of others without being aware of it. If another party claims we are infringing their technology, we could have to defend an expensive and time-consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our products, which may not be possible.

We and/or our joint ventures also rely on trade secrets and proprietary know-how to develop and maintain our or our joint venture’s competitive position. Some of our current or former employees, consultants, scientific advisors, contractors, current or prospective corporate collaborators, may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefits. Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop similar knowledge, methods, and know-how or gain access to our proprietary information through some other means.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, as well as costs associated with lawsuits.

If any other person filed patent applications, or is issued patents, claiming technology also claimed by us, we may be required to participate in interference or derivation proceedings in the U.S. Patent and Trademark Office to determine priority and/or ownership of the invention. Our licensors or we may also need to participate in interference proceedings involving issued patents and pending applications of another entity.

The intellectual property environment in our industry is particularly complex, constantly evolving and highly fragmented. Other companies and institutions have issued patents and have filed or will file patent applications that may issue into patents that cover or attempt to cover products, processes or technologies similar to us. We have not conducted freedom-to-use patent searches on all aspects of our product candidates or potential product candidates and may be unaware of relevant patents and patent applications of third parties. In addition, the freedom-to-use patent searches that have been conducted may not have identified all relevant issued patents or pending patent applications. We cannot provide assurance that our proposed products in this area will not ultimately be held to infringe one or more valid claims owned by third parties which may exist or come to exist in the future or that in such case we will be able to obtain a license from such parties on acceptable terms.

We cannot guarantee that our technologies will not conflict with the rights of others. In some foreign jurisdictions, we could become involved in opposition proceedings, either by opposing the validity of others’ foreign patents or by persons opposing the validity of our foreign patents.

We may also face frivolous litigation or lawsuits from various competitors or from litigious securities attorneys. The cost of any litigation or other proceeding relating to these areas, even if deemed frivolous or resolved in our favor, could be substantial and could distract management from its business. Uncertainties resulting from initiation and continuation of any litigation could have a material adverse effect on our ability to continue our operations.

If we infringe the rights of others, we could be prevented from selling products or forced to pay damages.

If our products, methods, processes, and other technologies are found to infringe the rights of other parties, we could be required to pay damages, or may be required to cease using the technology or to license rights from the prevailing party. Any prevailing party may be unwilling to offer us a license on commercially acceptable terms.

We cannot be certain we will be able to obtain patent protection to protect our product candidates and technology.

We cannot be certain that all patents applied for will be issued. If a third party has also filed a patent application relating to an invention claimed by us or one or more of our licensors, we may be required to participate in an interference or derivation proceeding declared or instituted by the United States Patent and Trademark Office, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future patent protection for our product candidates and technology is uncertain. For example:

•	we or our licensors might not have been the first to make the inventions covered by our issued patents, or pending or future patent applications;

•	we or our licensors might not have been the first to file patent applications for the inventions;

•	others may independently develop duplicative, similar or alternative technologies;

•

it is possible that our patent applications will not result in an issued patent or patents, or that the scope of protection granted by any patents arising from our patent applications will be significantly narrower than expected;

•

any patents under which we hold ultimate rights may not provide us with a basis for commercially-viable products, may not provide us with any competitive advantages or may be challenged by third parties as not infringed, invalid, or unenforceable under United States or foreign laws;

•	any patent issued to us in the future or under which we hold rights may not be valid or enforceable; or

•

we may develop additional technologies that are not patentable and which may not be adequately protected through trade secrets; for example, if a competitor independently develops duplicative, similar, or alternative technologies.

If we fail to comply with our obligations in the agreements under which we or our joint venture partners may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.

We have entered and may be required to enter into agreements that are important to our business, including our joint venture agreements with XTI Aircraft Company and Movychem s.r.o. These agreements have imposed various diligence, milestone payment, royalty and other obligations on us. For example, if we enter into exclusive agreements with various third parties (for example, universities and research institutions), we may be required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products and may need to satisfy specified milestones and royalty payment obligations. If we fail to comply with any obligations under our agreements with any of these licensors, we may be subject to termination of the license agreements in whole or in part; increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize products covered by the license agreements will be impaired.

In addition, disputes may arise regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology, products, methods and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	our diligence obligations under the license agreement and what activities satisfy those obligations;

•

if a third party expresses interest in an area under a license that we are not pursuing, under the certain terms of our license agreement, we may be required to sublicense rights in that area to the third party, and that sublicense could harm our business; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

If disputes over the intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We may need to obtain licenses from third parties to advance our research to allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our products or product candidates, or manufacture or use of our products or product candidates, will not infringe third-party patents. Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates or products. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. Some of these third parties may be better capitalized and have more resources than us. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In that event, we may not have a viable way to get around the patent and may need to halt commercialization of the relevant product candidate(s) or product(s). In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. In addition, we may be obligated to indemnify our licensors and collaborators against certain intellectual property infringement claims brought by third parties, which could require us to expend additional resources. The aerospace and technology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, and then we will have to defend an infringement action or challenge the validity of the patent in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, fail to develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid or unenforceable, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates.

We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:

•	some patent applications in the United States may be maintained in secrecy until the patents are issued;

•	patent applications in the United States are typically not published until 18 months after the priority date; and

•	publications in the scientific literature often lag behind actual discoveries.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent applications may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed US patent applications on inventions similar to ours that claims priority to any applications filed prior to the priority dates of our applications, we may have to participate in an interference proceeding declared or a derivation proceed instituted by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar inventions prior to our own inventions, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications, and thus the third party’s patent or patent application may be entitled to priority over our applications in such jurisdictions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets.

As is common in the aerospace and technology industries, we may employ individuals who were previously employed at aerospace and technology companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we could lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Our intellectual property may not be sufficient to protect our products from competition, which may negatively affect our business as well as limit our partnership or acquisition appeal.

We may be subject to competition despite the existence of intellectual property we license, or we or our joint ventures own. We can give no assurances that our intellectual property will be sufficient to prevent third parties from designing around the patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property may limit the interest of third parties to partner, collaborate or otherwise transact with us, if third parties perceive a higher than acceptable risk to commercialization of our products or future products.

Our approach involves filing patent applications covering new methods of use and/or new formulations of previously known, studied and/or marketed devices. Although the protection afforded by patents issued from our patent applications may be significant, when looking at our patents’ ability to block competition, the protection offered by our patents may be, to some extent, more limited than the protection provided by patents claiming the composition of matter previously unknown. If a competitor were able to successfully design around any method of use and formulation patents we may have in the future, our business and competitive advantage could be significantly affected.

We may elect to sue a third party, or otherwise make a claim, alleging infringement or other violation of patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights that we either own or license. If we do not prevail in enforcing our intellectual property rights in this type of litigation, we may be subject to:

•	paying monetary damages related to the legal expenses of the third party;

•

facing additional competition that may have a significant adverse effect on our product pricing, market share, business operations, financial condition, and the commercial viability of our products; and

•

restructuring our company or delaying or terminating select business opportunities, including, but not limited to, research and development, , and commercialization activities, due to a potential deterioration of our financial condition or market competitiveness.

A third party may also challenge the validity, enforceability or scope of the intellectual property rights that we license or own; and, the result of these challenges may narrow the claim scope of or invalidate patents that are integral to our product candidates in the future. There can be no assurance that we will be able to successfully defend patents we own or licensed in an action against third parties due to the unpredictability of litigation and the high costs associated with intellectual property litigation, amongst other factors.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or rules and regulations in the United States and Europe, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in other jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated, rendered unenforceable or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products or product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished, and we may face additional competition from others in those jurisdictions.

Changes to patent law, for example the Leahy-Smith America Invests Act, AIA or Leahy-Smith Act, of 2011 and the Patent Reform Act of 2009 and other future article of legislation in the U.S., may substantially change the regulations and procedures surrounding patent applications, issuance of patents, prosecution of patents, challenges to patent validity, and patent enforcement. We can give no assurances that our patents and those of our licensor(s) can be defended or will protect us against future intellectual property challenges, particularly as they pertain to changes in patent law and future patent law interpretations.

In addition, enforcing and maintaining our intellectual property protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by the U.S. Patent and Trademark Office and courts, and foreign government patent agencies and courts, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

If we are not able to protect and control our unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.

We also rely on proprietary trade secrets and unpatented know-how to protect our research and development activities, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect. We will attempt to protect our trade secrets and unpatented know-how by requiring our employees, consultants, collaborators, and advisors to execute a confidentiality and non-use agreement. We cannot guarantee that these agreements will provide meaningful protection, that these agreements will not be breached, that we will have an adequate remedy for any such breach, or that our trade secrets will not otherwise become known or independently developed by a third party. Our trade secrets, and those of our present or future collaborators that we utilize by agreement, may become known or may be independently discovered by others, which could adversely affect the competitive position of our product candidates.

We may incur substantial costs enforcing our patents, defending against third-party patents, invalidating third-party patents or licensing third-party intellectual property, as a result of litigation or other proceedings relating to patent and other intellectual property rights.

We may be unaware of or unfamiliar with prior art and/or interpretations of prior art that could potentially impact the validity or scope of our patents, pending patent applications, or patent applications that we will file. We may have elected, or elect now or in the future, not to maintain or pursue intellectual property rights that, at some point in time, may be considered relevant to or enforceable against a competitor.

We take efforts and enter into agreements with employees, consultants, collaborators, and advisors to confirm ownership and chain of title in intellectual property rights. However, an inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us.

We may not have rights under some patents or patent applications that may cover technologies that we use in our research, product candidates and particular uses thereof that we seek to develop and commercialize, as well as synthesis of our product candidates. Third parties may own or control these patents and patent applications in the United States and elsewhere. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. We or our collaborators therefore may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or product candidate or forced to cease some aspect of our business operations, as a result of patent infringement claims, which could harm our business.

There has been substantial litigation and other legal proceedings regarding patent and other intellectual property rights in the broad technology industry. Although we are not currently a party to any patent litigation or any other adversarial proceeding, including any interference or derivation proceeding declared or instituted before the United States Patent and Trademark Office, regarding intellectual property rights with respect to our products, product candidates and technology, it is possible that we may become so in the future. We are not currently aware of any actual or potential third-party infringement claim involving our product candidates. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in the aerospace and technology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent or other proceeding is resolved against us, we may be enjoined from researching, developing, manufacturing or commercializing our products or product candidates without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could harm our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

If we are unable to protect our intellectual property rights, our competitors may develop and market products with similar features that may reduce demand for our potential products.

The following factors are important to our success:

•	receiving patent protection for our product candidates;

•	preventing others from infringing our intellectual property rights; and

•	maintaining our patent rights and trade secrets.

We will be able to protect our intellectual property rights in patents and trade secrets from unauthorized use by third parties only to the extent that such intellectual property rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

Because issues of patentability involve complex legal and factual questions, the issuance, scope and enforceability of patents cannot be predicted with certainty. Patents may be challenged, invalidated, found unenforceable, or circumvented. United States patents and patent applications may be subject to interference and derivation proceedings, United States patents may also be subject to post grant proceedings, including re-examination, derivation, Inter Partes Review and Post Grant Review, in the United States Patent and Trademark Office and foreign patents may be subject to opposition or comparable proceedings in corresponding foreign patent offices, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, derivation, post grant and opposition proceedings may be costly. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, an adverse decision in an interference or derivation proceeding can result in a third-party receiving the patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. Our pending patent applications, those that we may file in the future, or those that we may license from third parties may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. For example, compulsory licenses may be required in cases where the patent owner has failed to “work” the invention in that country, or the third-party has patented improvements. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of our patents. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which makes it difficult to stop infringement.

In addition, our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise or otherwise promote the compositions that are used in their products. Any litigation to enforce or defend our patent rights, even if we prevail, could be costly and time-consuming and would divert the attention of management and key personnel from business operations.

We will also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We will seek to protect this information by entering into confidentiality agreements with parties that have access to it, such as strategic partners, collaborators, employees, contractors and consultants. Any of these parties may breach these agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were disclosed to, or independently developed by, a competitor, our business, financial condition and results of operations could be materially adversely affected.

RISKS RELATED TO OWNING OUR COMMON STOCK

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

The market price of our Common Stock may be volatile.

The market price of our Common Stock may be highly volatile. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our Common Stock, as well as other factors, such as investor perceptions of the prospects for the advanced materials and technology industry. These factors may materially adversely affect the market price of our Common Stock, regardless of our performance. In addition, public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

Our directors and executive officers can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors in the subsequent financings.

The interests of our directors and officers may differ from the interests of our other stockholders, including purchasers of our securities, in future financings. As a result, based on their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, may vote, including the following actions:

•	to elect or defeat the election of our directors;

•	to amend or prevent amendment of our Amended and Restated Certificate of Incorporation or By-laws;

•	to effect or prevent a merger, sale of assets or other corporate transaction; and

•	to control the outcome of any other matter submitted to our stockholders for vote.

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We may issue more shares in a future financing or pursuant to existing agreements which will result in substantial dilution.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of a maximum of 5,000,000,000 shares of Common Stock and a maximum of 100,000,000 shares of Preferred Stock. Any future merger or acquisition effected by us would result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Additionally, we expect to seek additional financing in order to provide working capital to the operating business. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with and following a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially and adversely affected.

Our Board of Directors is authorized to issue Preferred Stock without obtaining shareholder approval.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of Preferred Stock, there can be no assurance that the Company will not do so in the future.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over medical epidemics, energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns (such as the recent downturn related to the COVID-19 pandemic), volatile business environments and continued unstable or unpredictable economic, market, and geopolitical conditions, such as the current situation in the Ukraine. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

Future sales and issuances of our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including increased marketing, hiring new personnel, commercializing our product, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 100,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our Certificate of Incorporation and our Amended and Restated Bylaws and Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Nevada law, as applicable, among other things:

•	provide the board of directors with the ability to alter the bylaws without stockholder approval;

•	place limitations on the removal of directors;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and

•	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

There will be a substantial number of common shares eligible for future sale from the conversion of Series A Preferred shares.

There were 780,132 shares of our Series A Preferred Stock outstanding as of June 30, 2022. Each preferred share is convertible into 1,000 common shares. Once converted, these shares are eligible for resale under Rule 144. The sale, or availability for sale, for the foregoing shares could adversely affect the market price of our common stock or impair our ability to raise capital through future sales of our common stock.

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

Period	High Bid	Low Bid
July 1, 2021 through September 30, 2021	$0.240	$0.143
October 1, 2021 through December 31, 2021	$0.171	$0.061
January 1, 2022 through March 31, 2022	$0.214	$0.080
April 1, 2022 through June 30, 2022	$0.119	$0.065

Period	High Bid	Low Bid
July 1, 2020 through September 30, 2020	$0.253	$0.035
October 1, 2020 through December 31, 2020	$0.240	$0.033
January 1, 2021 through March 31, 2021	$0.570	$0.125
April 1, 2021 through June 30, 2021	$0.372	$0.130

Our Transfer Agent

Olde Monmouth Stock Transfer Company, with offices at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716, is the transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of June 30, 2022, there were 199 holders of record of our common stock.

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

Financial Results

The following discussion of the results of operations constitutes management's review of the factors that affected the financial and operating performance for the fiscal years ended June 30, 2022 and 2021. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

Executive Summary

Xeriant, Inc. is dedicated to the acquisition, development and commercialization of transformative aerospace technologies, including eco-friendly specialty materials which can be successfully deployed and integrated across multiple industry sectors, and disruptive innovations related to the emerging aviation market called Advanced Air Mobility, which include next-generation aircraft. We seek to partner with and acquire strategic interests in visionary companies that accelerate this mission. The Company is located at the Research Park at Florida Atlantic University in Boca Raton, Florida.

JV with XTI Aircraft

On May 31, 2021, the Company entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”), a Delaware corporation, to form a new company, called Eco-Aero, LLC (the “JV”), a Delaware limited liability company, with the purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff, and landing (eVTOL) fixed wing aircraft. Under the Agreement, Xeriant is contributing capital, technology, and strategic business relationships, and XTI is contributing intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the JV. The JV is managed by a management committee consisting of five members, three appointed by the Company and two by XTI. The Agreement was effective on June 4, 2021, with an initial deposit of $1 million into the JV. Xeriant’s financial commitment is up to $10 million, contributed as needed based on the aircraft development timeline and budget.

The Company analyzed the transaction under ASC 810 Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The Joint Venture qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from Xeriant. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests are 50/50. However, the agreement provides for a Management Committee of five members. Three of the five members are from Xeriant. Additionally, Xeriant has the right to invest up to $10,000,000 into the JV. As such, Xeriant has substantial capital at risk. Based on these two factors, the conclusion is that Xeriant is the primary beneficiary of the VIE. Accordingly, Xeriant has consolidated the VIE.

Recent Developments

JV with Movychem

On April 2, 2022 the Company entered into a Joint Venture Agreement with Movychem s.r.o., a Slovakian limited liability company setting forth the terms for the establishment of a joint venture (the “Joint Venture”) to develop applications and commercialize a series of flame-retardant products in the form of polymer gels, powders, liquids and pellets derived from technology developed by Movychem under the name Retacell™. The Joint Venture is organized as a Florida limited liability company under the name Ebenberg, LLC and is owned 50% by each of the Company and Movychem.

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

The Company analyzed the transaction under ASC 810 Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The Joint Venture qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from both parties. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests are 50/50 and the agreement provides for a Management Committee of five members. Two of the five members are from Xeriant and Movychem, respectively and one is appointed by mutual agreement of the parties. Movychem is transferring to the Joint Venture all of its interest to the know-how and intellectual property relating to Retacell exclusive of all patents, and the Company is contributing cash. As such, both parties do not have substantial capital at risk. Based on these two factors, the conclusion is that no one is the primary beneficiary of the VIE. Accordingly, Xeriant has not consolidated the VIE.

As of June 30, 2022, the Company paid $115,357 to the joint venture.

Stock Sales

During the year ended June 30, 2022, the Company received $2,207,050 by selling 43,675,266 shares common stock, which includes 4,308,600 shares issued based on the exercise of warrants.

Convertible Notes Issued

During the year ended June 30, 2022, the Company received $4,958,950 from issuance of convertible debt.

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

Fiscal Year 2022 Results of Operations Compared with Fiscal Year 2021

	For the years ended
	June 30, 2022	June 30, 2021	$

Operating expenses:
Sales and marketing expense	$651,567	$1,047,120	$(395,553)
General and administrative expenses	4,216,613	368,296	3,848,317
Professional fees	444,012	190,693	253,319
Related party consulting fees	432,425	220,000	212,425
Research and development expense	5,267,581	373,112	4,894,469
Total operating expenses	11,012,198	2,199,221	8,812,977
Operating loss	(11,012,198)	(2,199,221)	(8,812,977)

Other expenses:
Amortization of debt discount	(4,629,089)	(303,942)	(4,325,147)
Amortization of debt discount, related party	0	(5,000)	5,000
Financing fees	(43,750)	-	(43,750)
Interest expense	(138,944)	(7,409)	(131,535)
Interest expense, related party	-	(76)	76
Loss from Ebenberg JV	(57,678)	-	(57,678)
Loss on settlement of debt	(536)	(186,954)	186,418
Total other (expense)	(4,869,997)	(503,381)	(4,366,616)
Net loss	$(15,882,195)	$(2,702,602)	$(13,179,593)

Sales and marketing expenses

Total sales and marketing expenses were $651,567 and $1,047,120 for the fiscal years ended June 30, 2022 and 2021, respectively. During the fiscal year ended June 30, 2022 the Company’s sales and marketing expenses were associated with social media marketing campaigns, events and press releases.

General and administrative expenses

Total general and administrative expenses were $4,216,613 and $368,296 for the fiscal years ended June 30, 2022 and 2021, respectively. The change was primarily due to an increase in stock issuances related to consulting fees and advisory board fees, advisory board fees paid in cash, and an increase in travel, meetings, and conferences.

Professional Fees

Total professional fees were $444,012 and $190,693 for the fiscal years ended June 30, 2022 and 2021, respectively. The increase     was primarily due to legal fees.

Related Party Consulting Fees

Total related party consulting fees were $432,425 and $220,000 for the fiscal years ended June 30, 2022 and 2021, respectively. The related party consulting fees for fiscal year ended June 30, 2022 consisted of (i) $184,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $86,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, $122,000 to Edward DeFeudis, Director, and (iii) $40,425 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The consulting fees for June 30, 2021 consisted of i) $98,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $49,500 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, $40,000 to Edward DeFeudis, Director, and (iii) $20,000 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO.

Research and Development Expenses

Total research and development expenses were $5,267,581 and $373,112 for the fiscal years ended June 30, 2022 and 2021, respectively. These research and development expenses were in connection with our Eco-Aero, LLC joint venture with XTI Aircraft Company for funding the preliminary design phase in the development of an aircraft, called the TriFan 600.

Other Income (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes, and a loss on settlement of debt. Total other expenses were $4,869,997 for the year ended June 30, 2022 compared to $503,381 for the year ended June 30, 2021. The increase was primarily due to recording the amortization of debt discount from the convertible note signed for the year ended June 30, 2022 in the amount of $4,629,089.

Net loss

Total net loss was $15,882,195 for the year ended June 30, 2022 compared to $2,702,602 for the year ended June 30, 2021. The increase was primarily due to research and development expense and the cost of financings.

Liquidity and Capital Resources

As of June 30, 2022, we had a cash balance of $1,065,945 and a working deficit of $3,002,259. Our net loss of $15,882,195 in the year ended June 30, 2022 was mostly funded by proceeds raised from financings. We will need to raise working capital (or refinance existing short-term debt to long-term debt) to fund operations. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best- efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital will likely cause us to cease operations.

During the fiscal year 2022, our operating activities used $6,927,249 of net cash compared to using $1,012,203 of net cash flow in our operating activities during fiscal year 2021. This difference primarily resulted from the increase of operations such as research and development expense of $5,267,581 and non-cash expense such as stock option expense of $3,248,181 and amortization of debt discount of $4,629,089.

Funding Strategy

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

Stock-based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period.

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of June 30, 2022 there are no deferred tax assets.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts is estimated based on an assessment of the Company's ability to collect on customer accounts receivable. There is judgment involved with estimating the allowance for doubtful accounts and if the financial condition of the Company's customers were to deteriorate, resulting in their inability to make the required payments, the Company may be required to record additional allowances or charges against revenues. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues its collection. The allowance for doubtful accounts is created by forming a credit balance which is deducted from the total receivables balance in the balance sheet. As of June 30, 2022 and 2021 there are no accounts receivable.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the year ended June 30, 2022, the Company recorded a BCF in the amount of $2,615,419.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10") requires disclosure of the fair value of certain financial instruments. The carrying value of cash, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $5,267,581 and $373,112 for the years ended June 30, 2022 and 2021, respectively.

Advertising, Marketing and Public Relations

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $651,567 and $1,047,120 for the years ended June 30, 2022 and 2021, respectively.

Offering Costs

Costs incurred in connection with raising capital by the issuance of common stock are recorded as contra equity and deducted from the capital raised. There were no offering costs for the years ended June 30, 2022 and 2021, respectively.

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

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Xeriant, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xeriant, Inc. (the "Company") as of June 30, 2022 and 2021 the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years ended June 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC
BF Borgers CPA PC

Served as Auditor since 2019 Lakewood, CO October 7, 2022

XERIANT, INC.
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2022	As of June 30, 2021
Asset
Current assets
Cash	$1,065,945	$962,540
Deposits and prepaids	13,302	13,780
Investment - joint venture	57,678	0
Total current assets	1,136,925	976,320
Property & equipment, net	4,409
Operating lease right-of-use asset	128,342	169,209
Total assets	$1,269,676	$1,145,529

Liabilities & stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$56,836	$73,224
Accrued liabilities, related party	22,000	25,000
Shares to be issued	75,200	0
Convertible notes payable, net of discount	3,936,185	158,196
Lease liability, current	48,963	42,643
Total current liabilities	4,139,184	299,063

Lease liability, long-term	92,197	141,160
Total liabilities	4,231,381	440,223

Commitments and contingencies (Note 9)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 760,132 and 788,270 shares issued and outstanding at June 30, 2022 and June 30, 2021, respectively	8	8
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding at June 30, 2022 and June 30, 2021, respectively	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 365,239,001 and 292,815,960 shares issued and outstanding at June 30, 2022 and June 30, 2021, respectively	3,637	2,928
Common stock to be issued	51,950	51,090
Additional paid in capital	16,351,806	4,138,191
Accumulated deficit	(16,571,505)	(3,270,235)
Total Xeriant stockholder's deficit	(164,094)	921,992
Non-controlling interest	(2,797,611)	(216,686)
Total stockholders' deficit	(2,961,705)	705,306
Total liabilities and stockholders' deficit	$1,269,676	$1,145,529

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	June 30, 2022	June 30, 2021

Operating expenses:
Advertising and marketing expense	$651,567	$1,047,120
General and administrative expenses	4,216,613	368,296
Professional fees	444,012	190,693
Related party consulting fees	432,425	220,000
Research and development expense	5,267,581	373,112
Total operating expenses	11,012,198	2,199,221

Loss from operations	(11,012,198)	(2,199,221)

Other expenses:
Amortization of debt discount	(4,629,089)	(303,942)
Amortization of debt discount, related party	-	(5,000)
Financing fees	(43,750)	-
Interest expense	(138,944)	(7,409)
Interest expense, related party	-	(76)
Loss from joint venture	(57,678)	-
Loss on settlement of debt	(536)	(186,954)
Total other (expense)	(4,869,997)	(503,381)

Net loss attributable:
Non-controlling interest	(2,580,925)	(216,686)
Common stockholders	(13,301,270)	(2,485,916)
Net loss	$(15,882,195)	$(2,702,602)

Net loss per common share - basic and diluted	$(0.05)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	345,160,167	225,497,197

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Common stock	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	to be issued	Deficit	Interest	Total
Balance June 30, 2020	3,113,637	$31			69,584,149	$696	379,971	$372,397	$(784,319)	$-	$(31,224)

Sale of common stock	-	-			16,308,334	163	1,599,837	48,000	-	-	1,648,000

Conversion of convertible notes and accrued interest	-	-			25,168,183	252	183,904	-	-	-	184,156

Conversion of convertible notes and accrued interest	-	-			-	-	-	3,090	-	-	3,090

Conversion of Series A Preferred to Common Stock	(44,367)	-			44,366,919	444	(444)	-	-	-	-

Cancellation of Series A Preferred shares issued in AAT merger	(2,240,000)	(22)			-	-	22	-	-	-	-

Cancellation of Series A Preferred shares issued for compensation in prior year	(41,000)	(1)			-	-	1	-	-	-	-

Stock issued for services	-	-			24,540,909	245	1,275,458	-	-	-	1,275,703

Issuance of warrants with convertible notes	-	-			-	-	117,893	-	-	-	117,893

Issuance of warrants for advisory board services	-	-			-	-	38,332	-	-	-	38,332

Fair value of beneficial conversion feature associated with convertible debt	-	-			-	-	171,957	-	-	-	171,957

Shares reclassed from common stock to be issued	-	-			112,847,466	1,128	371,270	(372,397)	-	-	1

Issuance of Series B Preferred Stock in connection with CEO's Employment Agreement	-	-	1,000,000	10	-	-	(10)	-	-	-	3,090

Net Loss	-	-			-	-	-	-	(2,485,916)	(216,686)	(2,702,602)

Balance June 30, 2021	788,270	$8	1,000,000	10	292,815,960	$2,928	4,138,191	$51,090	$(3,270,235)	$(216,686)	$705,306

Sale of common stock	-	$-			15,700,000	157	909,843	1,168,500	-	-	2,078,500

Issuance of common stock	-	-			23,666,666	240	1,256,211	(1,256,450)	-	-	0

Shares issued as equity kicker	-	-			250,000	3	43,750	-	-	-	43,753

Exercise of warrants	-	-			4,308,600	42	128,508	-	-	-	128,550

Conversion of Series A Preferred to Common Stock	(7,138)	-			7,138,000	71	(71)	-	-	-	-

Conversion of convertible notes and accrued interest	-	-			14,828,244	148	429,761	(3,090)	-	-	426,819

Inducement of conversion - interest expense	-	-			845,936	8	134,918				134,927

Stock issued for services	-	-			4,685,615	43	670,011	91,900	-	-	761,954

Stock option compensation	-	-			-	-	3,248,181	-	-	-	3,248,181

Fair value of beneficial conversion feature associated with convertible debt	-	-			-	-	2,615,419	-	-	-	2,615,419

Fair value of warrants associated with convertible debt	-	-			-	-	2,777,081	-	-	-	2,777,081

Net Loss	-	-			-	-	-	-	(13,301,270)	(2,580,925)	(15,882,195)

Balance June 30, 2022	781,132	$8	1,000,000	$10	364,239,001	$3,637	16,351,806	$51,950	$(16,571,505)	$(2,797,611)	$(2,961,705)

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	June 30, 2022	June 30, 2021

Cash Flows from Operating Activities
Net Loss	$(15,882,195)	$(2,702,602)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and Amortization	15,581	-
Stock option expense	3,248,181	1,275,703
Stock issued for services	761,954	38,332
Financing fees	178,680	-
Loss from joint venture	57,678	-
Loss on settlement of debt	-	186,954
Amortization of Debt Discount	4,629,089	303,912
Amortization of Debt Discount, Related Party	-	5,000
Shares to be issued	75,200	-
Operating lease right of use asset	40,867	(62)
Lease liabilities	(42,643)	-
Deposits and prepaids	478	113
Accounts payable and accrued liabilities	(12,639)	(119,553)
Accrued liability, related party	(3,000)	-
Accrued expenses	5,520	-
Net cash used by operating activities	(6,927,249)	(1,012,203)

Cash Flows from Investing Activities
Investment in joint venture	(115,356)
Purchase of property and equipment	(19,990)	-
Net cash used in financing activities	(135,346)	-

Cash Flows from Financing Activities
Sale of common stock	2,078,500	1,648,000
Cash from exercise of warrants	128,550	0
Proceeds from convertible notes payable	4,958,950	287,850
Net cash provided by financing activities	7,166,000	1,935,850

Increase in Cash	103,405	923,647

Cash at beginning of period	962,540	38,893

Cash at end of period	$1,065,945	$962,540

Supplemental Cash Flow Information
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$440,995	$187,246
Warrants issued with convertible notes payable	$2,894,974	$117,893
Beneficial conversion feature arising from convertible notes payable	$2,615,419	$171,597

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

On September 30, 2019, the acquisition of AAT closed, and AAT became a subsidiary of the Company.

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

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2022 and 2021, the Company had $1,065,945 and $962,540 in cash and $3,002,259 in negative working capital and $677,257 in working capital, respectively. For the year ended June 30, 2022 and 2021, the Company had a net loss of $15,882,195 and $2,702,602, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

The inputs to the valuation methodology of stock options and warrants were under level 3 fair value measurements.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt. During the year ended June 30, 2022, the Company recorded a BCF in the amount of $2,615,419.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $5,267,581 and $373,112 for the years ended June 30, 2022 and 2021, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $651,567 and $1,047,120 for the years ended June 30, 2022 and 2021, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more likely than not of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. Our consolidated federal tax return and any state tax returns are not currently under examination.

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

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations.

The table below presents the computation of basic and diluted earnings per share for the years ended June 30, 2022 and 2021:

	For the year ended June 30, 2022	For the year ended June 30, 2021
Numerator:
Net loss	$(15,882,195)	$(2,702,602)
Denominator:
Weighted average common shares outstanding—basic	345,160,167	225,497,197
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	345,160,167	225,497,197
Net loss per share:
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)

NOTE 3 – JOINT VENTURE

JV with XTI Aircraft

On May 31, 2021, the Company entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”), a Delaware corporation, to form a new company, called Eco-Aero, LLC (the “JV”), a Delaware limited liability company, with the purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff, and landing (eVTOL) fixed wing aircraft. Under the Agreement, Xeriant is contributing capital, technology, and strategic business relationships, and XTI is contributing intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the JV. The JV is managed by a management committee consisting of five members, three appointed by the Company and two by XTI. The Agreement was effective on June 4, 2021, with an initial deposit of $1 million into the JV. Xeriant’s financial commitment is for up to $10 million, contributed as required by the aircraft development timeline and budget.

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

JV with Movychem

On April 2, 2022 the Company entered into a Joint Venture Agreement with Movychem s.r.o., a Slovakian limited liability company setting forth the terms for the establishment of a joint venture (the “Joint Venture”) to develop applications and commercialize a series of flame-retardant products in the form of polymer gels, powders, liquids and pellets derived from technology developed by Movychem under the name Retacell™. The Joint Venture is organized as a Florida limited liability company under the name Ebenberg, LLC and is owned 50% by each of the Company and Movychem.

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

Concurrently with the execution of the Joint Venture Agreement, the Joint Venture will provide to the Joint Venture technical services related to the exploitation of the Retacell intellectual property and corporate, marketing. business development, communications and administrative services as requested by the Joint Venture in exchange for 40% of all royalty payments received by the Joint Venture for the licensing of Retacell products.

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

The Company analyzed the transaction under ASC 810 Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The Joint Venture qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from both parties. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests are 50/50 and the agreement provides for a Management Committee of five members. Two of the five members are from Xeriant and Movychem, respectively and one is appointed by mutual agreement of the parties. Movychem is transferring to the Joint Venture all of its interest to the know-how and intellectual property relating to Retacell exclusive of all patents, and the Company is contributing cash. As such, both parties do not have substantial capital at risk. Based on these two factors, the conclusion is that no one is the primary beneficiary of the VIE. Accordingly, Xeriant has not consolidated the VIE.

As of June 30, 2022, the Company contributed $115,356 to the joint venture.

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On June 30, 2022, the Company had $811,429 in excess of FDIC insurance.

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leases 2,911 square feet of office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Boulevard, Suite 309, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019 through January 1, 2025 in which the first three months of rent were abated. Due to the COVID-19 pandemic, the company decided to have all employees work from home and intends to build out the office space by the end of 2022 to allow employees to work from the office in January of 2023. The following table illustrates the base rent amounts over the term of the lease:

Base Rent Periods

November 1, 2019 to October 31, 2020	$4,367
November 1, 2020 to October 31, 2021	$4,498
November 1, 2021 to October 31, 2022	$4,633
November 1, 2022 to October 31, 2023	$4,772
November 1, 2023 to October 31, 2024	$4,915
November 1, 2024 to January 31, 2025	$5,063

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

Right-of-use asset is summarized below:

June 30, 2022
Office lease	$220,448
Less: accumulated amortization	(92,106)
Right -of- use asset, net	$128,342

Operating lease liability is summarized below:
June 30, 2022
Office lease	$141,160
Less: current portion	(48,963)
Long term portion	92,197

Maturity of the lease liability is as follows:
Fiscal year ending June 30, 2023	60,392
Fiscal year ending June 30, 2024	62,201
Fiscal year ending June 30, 2025	37,112
159,705
Present value discount	(18,545)
Lease liability	$141,160

NOTE 6 – EXCHANGE AGREEMENT

On April 16, 2019, the Company and the members of American Aviation Technologies, LLC (“AAT”) entered into a Share Exchange Agreement (“Agreement”). The agreement, which became effective on September 30, 2019, was pursuant to which the Company acquired 100% of the issued and outstanding membership units in exchange for the issuance of shares of the Company’s Series A Preferred Stock constituting 86.39% of the total voting power of the Company’s capital stock to be outstanding upon closing, after giving effect to the consummation of concurrent debt settlement and other capital stock issuances but before the issuance of shares of capital stock for investor relations purposes. As a result of the Exchange Agreement, AAT became a subsidiary of the Company.

On September 30, 2019 just prior to the exchange, the Company issued 170,000 shares of preferred stock as compensation and 193,637 shares of preferred stock in satisfaction of $2,608,224 in liabilities.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount, as of June 30, 2022 and 2021 was $3,936,185 and $158,196, respectively.

	June 30,	June 30,
Convertible Notes Payable	2022	2021
Convertible notes payable issued January 5, 2021 (6% interest)	$-	$25,000
Convertible notes payable issued January 11, 2021 (6% interest)	-	142,550
Convertible notes payable issued August 9, 2021 (6% interest)	-	-
Convertible notes payable issued August 10, 2021 (6% interest)	-	-
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	6,050,000	-
Total face value	6,050,000	167,550
Less unamortized discount	(2,113,815)	(9,354)
Carrying value	$3,936,185	$158,196

Between September 27, 2019 and August 10, 2021, the Company issued convertible notes payable with an aggregate face value of $892,300, of which $342,950 were issued by our subsidiary AAT. The notes have a coupon rate of 6% and maturity dates between three and six months. The agreements provided the holder has the option to convert the principal balance and any accrued interest to common stock of the Company. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock. Of the $892,300, $342,950 is convertible at $.0033 per share, $87,000 is convertible at $0.025 per share, $180,550 is convertible at $.03 per share, $31,800 is convertible at $0.003 per share, and the remaining $250,000 is convertible at $.06 per share. All these convertible notes payable have been converted as of June 30, 2022 and $167,550 principal balance remaining as of June 30, 2021.

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

Auctus Fund, LLC Senior Secured Note

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

For the year ended June 30, 2022 and 2021, the Company recorded $4,629,089 and $303,942 in amortization of debt discount related to the notes. For the year ended June 30, 2022 and 2021, the Company recorded $138,943 and $7,409 in interest expense related to the notes, respectively. The balance of this note as of June 30, 2022 was $3,936,185.

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting fees

During the years ended June 30, 2022 and 2021, the Company recorded $184,000 and $98,000 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. As of June 30, 2022 and June 30, 2021, $15,000 and $0 was recorded in accrued liabilities.

For the years ended June 30, 2022 and 2021, the Company recorded $122,000 and $40,000 respectively, in consulting fees to Edward DeFeudis, a Director of the Company.

During the years ended June 30, 2022 and 2021, the Company recorded $86,000 and $49,500 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. On August 26, 2020, the Company issued 4,090,909 shares of common stock for payment of $13,500 for services performed in May, June and July 2020. As of June 30, 2022 and June 30, 2021, $7,000 and $0 was recorded in accrued liabilities.

During the years ended June 30, 2022 and 2021, the Company recorded $40,425 and $20,000 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. As of June 30, 2022 and June 30, 2021, $0 and $30,000 was recorded in accrued liabilities.

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

Joint Venture

In connection with the Eco-Aero, LLC Joint Venture, discussed in Note 3, the Company has the right to invest up to $10,000,000 into the joint venture.

Financial Advisory Agreements

On August 10, 2021, the Company entered into an Advisory Agreement with an outside firm to assist the Company with fundraising activities. In connection with the agreement, the Company has the following commitments:

•	to issue 500,000 shares payable at the date of the agreement, 500,000 shares payable three months from the date of the agreement, 500,000 shares payable nine months from the date of the agreement.

•

Pay a financing fee of 1.5% of gross proceeds received by the Company up to $100,000,000; a financing fee of 1.25% of gross proceeds received by the Company from $100,000,000-$200,000,000, and a financing fee of 1% of gross proceeds received by the Company over $200,000,000

•

M&A fee of 1.5% of the value of a business or asset sold up to $50,000,000; an M&A fee of 1.25% of value of a business or asset sold from $50,000,000-$100,000,000, an M&A fee of 1% of value of a business or asset sold from $100,000,000-$200,000,000, and an M&A fee of 0.5% of value of a business or asset sold over $200,000,000

During the year ended June 30, 2022, the Company issued all 1,500,000 shares under the agreement.

On August 19, 2021, the Company entered into an Advisory Agreement with an outside firm to assist the Company with fundraising activities. In connection with the agreement, the Company has the following commitments:

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

•

Pay a cash fee for entering into a transaction including, without limitation, a merger, acquisition or sale of stock or assets equal to one- and one-half percent (1.5%), or in the event a transaction is consummated with a party that was in communication with the Company prior to the date of this contract, then the fee shall equal one half percent (0.5%).

During the year ended June 30, 2022, the Company issued the initial 2,225,000 shares.

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

On January 20, 2022, the Company agreed to issue 250,000 common shares, and $5,000 paid on a monthly basis, for a period of three months, and an option to purchase 2,250,000 common shares at $0.12 per share, vesting immediately.

On March 28, 2022, the Company agreed to issue 150,000 common shares vested monthly over one year, and $2,500 per meeting paid in cash, and additional bonus of $25,000 paid in common shares issued at the end of each year of service.

NOTE 10 – EQUITY

Common Stock

As of June 30, 2022 and June 30, 2021, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 365,239,001 and 292,815,960 shares issued and outstanding as of June 30, 2022 and June 30, 2021, respectively.

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

Fiscal Year 2022 Issuances

During the year ended June 30, 2022 in connection with one of the subscription agreements, the Company issued 250,000 shares as an equity kicker valued at $43,753, which has been expensed as a financing costs.

During the year ended June 30, 2022, the Company issued 4,308,600 shares of common stock as a result of warrant exercises in the aggregate proceeds of $128,550.

During the year ended June 30, 2022, the Company issued 4,685,615 shares of common stock for services, valued at $761,954.

During the year ended June 30, 2022, the Company sold 39,366,666 shares of common stock for aggregate proceeds of $2,078,500.

During the year ended June 30, 2022, the Company issued 7,138,000 shares of common stock in exchange for the conversion of 7,138 shares of Series A Preferred Stock.

During the year ended June 30, 2022, the Company issued 10,598,544 shares of common stock for the conversion of $167,550 in principal and $4,985 in accrued interest. This resulted in a loss on extinguishment of debt in the amount of $535.

During the year ended June 30, 2022, the Company issued 4,229,680 shares of common stock for the conversion of $250,000 principal balance of convertible notes payable and $3,749 accrued interest.

During the year ended June 30, 2022, the Company issued 845,936 shares of common stock in exchange for the inducement to the convertible notes holders to convert at fair value of $134,927.

Common Stock to be Issued

During the year ended June 30, 2022, the Company sold 200,000 shares of common stock for aggregate proceeds of $6,000, or $0.03 per share. As of June 30, 2022, these shares are categorized in common stock to be issued.

During the year ended June 30, 2022, the Company agreed to pay a consultant 250,000 shares in exchange to $45,950 in services. As of June 30, 2022, these shares are categorized in common stock to be issued.

NOTE 10 – EQUITY (CONTINUED)

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

As of June 30, 2022 and 2021, the Company has 781,132 and 788,270 shares of Series A Preferred Stock issued and outstanding, respectively.

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

NOTE 11 - NON-CONTROLLING INTEREST

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

Stock Options

In connection with certain advisory board compensation agreements, the Company issued an aggregate 21,250,000 options at an exercise price of $0.12 per share for the year ended June 30, 2022. These options vest quarterly over twenty-four months and have a term of three years. The grant date fair value was $3,964,207. The Company recorded compensation expense in the amount of $3,248,181 for these options for the year ended June 30, 2022. As of June 30, 2022, there was $702,166 of total unrecognized compensation cost related to non-vested portion of options granted.

As of June 30, 2022, there are 21,250,000 options outstanding, of which 9,375,000 are exercisable. The weighted average remaining term is 2.1 years.

A summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	-	$-
Granted	21,250,000	0.12
Exercised	-	-
Canceled	-	-
Outstanding at June 30, 2022	21,250,000	$0.12	2.1	$-
Exercisable at June 30, 2022	9,375,000	$0.12	2.1	$-

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	215.12% - 275.73%
Range of interest rates	0.20% - 0.47%

Warrants

As of June 30, 2022 and June 30, 2021, the Company had 55,512,161 and 8,848,333 warrants outstanding, respectively. The warrants were issued in connection with the Convertible Notes (See Note 6). The warrants have a term of two to five years and an exercise price range from $0.1187 to $.025. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $2,777,081. During the year ended June 30, 2022, holders of warrants exercised warrants for 4,305,000 shares of common stock for aggregate proceeds of $128,550. As of June 30, 2022, the weighted average remaining useful life of the warrants was 4.0.

A summary of the Company’s stock warrants activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	8,848,333	$0.03	0.94	-
Granted	50,968,828	0.1187	4.6	-
Exercised	(4,305,000)	-
Canceled	-	-
Outstanding at June 30, 2022	55,512,161	$0.111	4.0	$-
Vested and expected to vest at June 30, 2022	55,512,161	$0.111	4.0	$-
Exercisable at June 30, 2022	55,512,161	$0.111	4.0	$-

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

At June 30, 2022 and 2021, the significant components of the deferred tax assets are summarized below:
	2022	2021

Deferred income tax asset
Net operating loss carryforwards	$5,860,409	3,237,960
Book to tax differences in intangible assets		-
Total deferred income tax asset	5,860,409	3,237,960
Less: valuation allowance	(5,860,409)	(3,237,960)
Total deferred income tax asset	$—	$—

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of June 30, 2022.

NOTE 13 – SUBSEQUENT EVENTS

Effective August 1, 2022, the Company entered into an Amendment to Senior Secured Promissory Note (the “Amendment”) with Auctus Fund, LLC (“Auctus”) pursuant to which the parties agreed to amend the Company’s Senior Secured Convertible Promissory Note in the principal amount of $6,050,000 dated October 27, 2021 (the “Note”) issued to Auctus. The Amendment (i) extended the maturity date of the Note to November 1, 2022 and (ii) extended the dates for the completion of the acquisition of XTI Aircraft and the uplist of the Company’s common stock to a national securities exchange to November 1, 2022. In consideration of the Amendment, the Company agreed to (i) grant to Auctus a new Warrant to purchase 25,000,000 shares of Common Stock dated July 26, 2022 (the “Warrant”) at an exercise price of $0.09 per share; (ii) make a prepayment of the Note in the amount of $100,000; and (iii) cause a director of the Company to cancel his 10b-5(1) Plan.

In July 2022, the Company issued 1,000,000 shares of common stock in exchange for the conversion of 1,000 shares of Series A Preferred Stock.

In July 2022, the Company issued 457,143 shares to a consultant for services.

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

At June 30, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at June 30, 2022, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management has conducted an evaluation, under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of June 30, 2022. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Keith Duffy concluded that our internal controls over financial reporting are not effective due to material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our material weaknesses relate to the following:

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Xeriant, Inc.

The following sets forth information about our directors and executive officers:

Name	Age	Position

Keith Duffy	61	Chairman of the Board and CEO

Scott Duffy	61	Executive Director

Edward C. DeFeudis	49	Director

Pablo Lavigna	51	Chief Information Officer

Brian Carey	60	Chief Financial Officer

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

Edward C. DeFeudis, Director

Mr. DeFeudis is a venture investor and serial entrepreneur spanning multiple industries. His investments focus on late seed, bridge, and Series A rounds. He understands complex disruptive technology and enjoys finding rare opportunities that create first mover advantage. Mr. DeFeudis is a financial professional who has served on the executive management team and board of directors of several early-stage companies. He has structured and secured multiple financings while serving as point person to investors, funds, and investments banks, which has led to hundreds of millions of dollars in capital formation. He is extremely detail oriented and understands complex legal positioning.

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

Director Independence; Standing Committees

The Company had two independent directors, including Michael Harper and Lisa Ruth, as defined under the Nasdaq Stock Market’s listing standards, who joined the Board effective May 2021.  Both resigned effective May 12, 2022 upon completed their one-year term serving as directors of the Company. Their resignations were anticipated and not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  The Company anticipates replacing these directors with qualified individuals in the new fiscal year.

The Company’s common stock is traded on OTCQB under the symbol “XERI.” The OTCQB trading platform does not maintain any standards regarding the “independence” of the directors for our Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter- dealer quotation system with respect to the need to have a majority of our directors be independent.

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

Keith Duffy, Chairman and CEO, and Scott Duffy, Executive Director, are brothers.

Board Committees

Audit Committee

We do not have a separately designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. Two directors also hold positions as our officers. Our Board of Directors is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Registrant's board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to our fiscal year ended June 30, 2022.

Code of Ethics

The Registrant has adopted a corporate code of ethics. The Registrant believes its code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11. Executive Compensation.

For the year ended June 30, 2022, no director or executive officer has received compensation from the Registrant pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Executive Compensation Policies as They Relate to Risk Management

Management have considered whether our compensation policies might encourage inappropriate risk taking by the Company's executive officers and other employees. The Compensation Committee has determined that the current compensation structure aligns the interests of the executive officers with those of the Company without providing rewards for excessive risk taking by awarding a mix of fixed and performance based or discretionary bonuses with the performance- based compensation focused on profits as opposed to revenue growth.

Option Exercises and Fiscal Year-end Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2022 or held any outstanding stock options as of June 30, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Security Ownership

The table below sets forth as of June 30, 2022, information with respect to beneficial ownership of the Company’s common stock by:

•	Each person known to the Company to own beneficially more than 5% of our outstanding common stock, either before or immediately after the merger.

•	Each of the post-Merger directors and executive officers of the Company.

•	All of our post-Merger directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to any warrants or options that are presently exercisable or exercisable within 60 days of June 30, 2022, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The numbers reflected in the percentage ownership columns are based on a fully diluted basis of the Company’s common stock outstanding after a conversion of the Series A Preferred Stock into Common Shares. The persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Number of Shares of Common Stock	Number of Series A Preferred Stock	Total Fully Diluted Shares	Percentage Represented on a Fully Diluted Basis
Name of Beneficial Owner
Micha Holdings, LLC (1)	1,000,000	97,000	98,000,000	8.56%
Ancient Investments, LLC (2)	0	200,000	200,000,000	17.46%
Basil Consulting, LLC (3)	2,632,853	96,862	99,494,853	8.69%
Christopher Sawchuk	21,927,637	100,000	121,927,637	10.65%
Spider Investments, LLC (4)	2,667,130	77,000	79,667,130	6.96%
Pablo Lavigna (5)	13,454,545	0	13,454,545	1.17%
Brian Carey (6)	203,025	0	203,025	0.02%

All directors and executive officers as a group (four persons)			293,657,570	25.61%
Total shares	365,239,001	780,132	1,145,371,001

(1)	Alberto Silva has control and dispositive power over Micha Holdings, LLC and is the beneficial owner of Micha Holdings, LLC.
(2)	Keith Duffy is the Chairman and Chief Executive Officer of the Company, and is a beneficial owner of Ancient Investments, LLC.
(3)	Cameron Cox is the beneficial owner or Basil Consulting, LLC.
(4)	Edward C. DeFeudis is a Director of the Company and has control and dispositive power over Spider Investments, LLC and is the beneficial owner of Spider Investments, LLC.
(5)	Pablo Lavigna is the Chief Information Officer of the Company and the beneficial owner of these shares, which are under his personal name and his company, AMP Web Services, LLC.
(6)	Brian Carey is the Chief Financial Officer of the Company.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by BF Borgers CPA, PC for professional services rendered for the fiscal year ended June 30, 2022 and 2021:

	Fiscal Year Ended
	June 30, 2022	June 30, 2021
Audit Fees	$64,300	$34,900
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$64,300	$34,900

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

Our Board of Directors has reviewed and discussed with BF Borgers CPA P.C. (“BF”), our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2022 and 2021. The Board of Directors also has discussed with BF the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2022 for filing with the SEC.

Item 15. Exhibits

Exhibit Number	Document

3.1	Articles of Incorporation for Eastern World Solutions, Inc. dated December 18, 2009 (incorporated by reference to Exhibit 3.1 to Current Report on Form S-1 dated January 25, 2010.

3.2	ByLaws of Eastern World Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form S-1 dated January 25, 2010.

3.3	Certificate of Designation of Series A Preferred shares effective September 30, 2019.

3.4	Certificate of Designation of Series B Preferred shares effective February 22. 2021.

10.1

Exchange Agreement by and among Banjo & Matilda, Inc. American Aviation Technologies, LLC, and the Members of American Aviation Technologies, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 23, 2019.

10.2	Employment Agreement for Keith Duffy dated February 19, 2021 (incorporated by reference to Exhibit 10.6 to Current Report on Form 10-K/A dated October 15, 2021).

10.3

Joint Venture Agreement dated May 31, 2021, by and between Xeriant, Inc. and XTI Aircraft (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 9, 2021, with redactions).

10.4	Senior Secured Promissory Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on November 4, 2021).

10.5	Warrant (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 4, 2021).

10.6	Security Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 4, 2021).

10.7	Amendment to Secured Promissory Note (incorporated by reference to Current Report on Form 8-K filed on August 3, 2022).

10.8	Joint Venture Agreement dated as of April 2, 2022 between Xeriant Inc. and Movychem S.R.O. (incorporated by reference to Exhibit 10.1 to the Form 10--Q filed on May 16, 2022).

10.9	Patent and Exclusive License Agreement between Movychem S.R.O. and (incorporated by reference to Exhibit 10.2 to the Form 10--Q filed on May 16, 2022).

10.10	Services Agreement between Ebenberg, LLC and Xeriant, Inc. dated as of April 2, 2022 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 16, 2022).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on February 15. 2011.

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

XERIANT, INC.

Date: October 7, 2022	By:	/s/ Keith Duffy
Keith Duffy
Chief Executive Officer (Principal Executive)

Date: October 7, 2022	By:	/s/ Brian Carey
Brian Carey
Chief Financial Officer

