Form 10-Q
period 2022-09-30
XERIANT, INC.
filed 2022-11-21
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 18, 2022, the Registrant had outstanding 376,933,144 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

4

XERIANT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2022	June 30, 2022
Assets	(Unaudited)
Current assets
Cash	$498,039	$1,065,945
Deposits	12,546	12,546
Investment in JV - Ebenberg LLC	107,007	57,678
Prepaids	8,231	756
Total current assets	625,823	1,136,925
Property & equipment, net	6,641	4,409
Operating lease right-of-use asset	117,437	128,342
Total assets	$749,901	$1,269,676

Liabilities & stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$69,697	$56,836
Accrued liabilities, related party	32,000	22,000
Shares to be issued	75,200	75,200
Convertible notes payable, net of discount	5,950,000	3,936,185
Lease liability, current	50,647	48,963
Total current liabilities	6,177,544	4,139,184

Lease liability, long-term	79,020	92,197
Total liabilities	6,256,564	4,231,381

Commitments and contingencies (Note 9)

Stockholders’ deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 780,132 and 781,132 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	8	8
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding at September 30, 2022 and June 30, 2022, respectively	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 365,696,144 and 365,239,001 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	3,657	3,652
Common stock to be issued	51,950	51,950
Additional paid in capital	18,624,349	16,351,791
Accumulated deficit	(21,381,601)	(16,571,505)
Total stockholder’s deficit	(2,701,627)	(164,094)
Non-controlling interest	(2,805,036)	(2,797,611)
Total stockholders’ deficit	(5,506,663)	(2,961,705)
Total liabilities and stockholders’ deficit	$749,901	$1,269,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	September 30, 2022	September 30, 2021
Operating expenses:
General and administrative expenses	$545,569	$1,201,002
Professional fees	90,060	29,541
Related party consulting fees	94,000	82,500
Research and development expense	-	2,340,575
Sales and marketing expense	6,356	598,595
Total operating expenses	735,985	4,252,213

Loss from operations	(735,985)	(4,252,213)

Other expenses:
Amortization of debt discount	(461,842)	(149,028)
Financing fees	-	(43,750)
Interest expense	-	(2,389)
Loss from Ebenberg JV	(49,328)	-
Loss on extinguishment of debt	(3,570,366)	(535)
Total other (expense)	(4,081,536)	(195,702)

Net loss	(4,817,521)	(4,447,915)

Less net loss attributable to noncontrolling interest	(7,425)	(1,177,816)

Net income attributable to common stockholders	$(4,810,096)	$(3,270,099)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	361,552,863	225,497,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Series A		Series B				Additional	Common		Non-
	Preferred Stock		Preferred Stock		Common Stock		Paid in	stock to	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	be issued	Deficit	Interest	Total
Balance June 30, 2022	781,132	$8	1,000,000	$10	365,239,001	$3,652	16,351,791	$51,950	$(16,571,505)	$(2,797,611)	$(2,961,705)

Stock issued for services	-	-	-	-	457,143	5	47,995	-	-	-	48,000

Conversion of Series A Preferred to Common Stock	(1,000)	-	-	-	1,000,000	10	(10)	-	-	-	-

Fair value of warrants associated with convertible debt	-	-	-	-	-	-	1,918,393	-	-	-	1,918,393

Adjustment for rounding	-	-	-	-	-	5	(5)	-	-	-	-

Stock option compensation	-	-	-	-	-	-	306,170	-	-	-	306,170

Net Loss	-	-	-	-	-	-	-	-	(4,810,096)	(7,425)	(4,817,521)

Balance September 30, 2022	780,132	$8	1,000,000	$10	365,696,144	$3,657	18,624,349	$51,950	$(21,381,601)	$(2,805,036)	$(5,506,663)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Net Loss	$(4,817,521)	$(4,447,915)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	335	-
Stock option expense	306,170	1,060,324
Stock issued for services	48,000	494,700
Loss on extinguishment of debt	3,470,366	535
Loss from joint venture investment	(49,328)	-
Amortization of debt discount	461,842	149,028
Operating lease right of use asset	10,905	245
Changes in operating assets & liabilities:
Lease liabilities	(11,493)	-
Deposits and prepaids	(7,476)	(34,850)
Accounts payable and accrued liabilities	12,861	50,191
Accrued liability, related party	10,000	-
Net cash used by operating activities	(565,339)	(2,727,742)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,567)	-
Net cash used in investing activities	(2,567)	-

Cash Flows from Financing Activities
Sale of common stock	-	1,668,500
Cash from exercise of warrants	-	128,549
Proceeds from convertible notes payable	-	250,000
Net cash provided by financing activities	-	2,047,049

Decrease in Cash	(567,906)	(680,693)

Cash at beginning of period	1,065,945	962,540

Cash at end of period	$498,039	$281,847

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$-	$187,246
Warrants issued with convertible notes payable	$-	$117,893
Beneficial conversion feature arising from convertible notes payable	$-	$171,597
Warrants issued with convertible notes payable extinguishment	$1,918,393	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Company Overview

Xeriant, Inc. (“Xeriant” or the “Company”) is dedicated to the acquisition, development and commercialization of transformative technologies, including eco-friendly specialty materials which can be successfully deployed and integrated across multiple industry sectors, and disruptive innovations related to the emerging aviation market called Advanced Air Mobility, which include next-generation aircraft. We seek to partner with and acquire strategic interests in visionary companies that accelerate this mission.

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

Effective April 2, 2022 (the “Effective Date”) and Amended November 7, 2022, the Company entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with Movychem s.r.o., a Slovakian limited liability company (“Movychem”) setting forth the terms for the establishment of a joint venture (the “Joint Venture”) to develop applications and commercialize a series of flame retardant products in the form of polymer gels, powders, liquids and pellets derived from technology developed by Movychem under the name Retacell™. The Joint Venture is organized as a Florida limited liability company under the name Ebenberg, LLC and is owned 50% by each of the Company and Movychem.

Advanced Materials

A primary focus of our Company is the acquisition and commercial exploitation of eco-friendly, advanced materials and chemicals which have applications across a broad range of industries and the potential to generate significant near-term revenue. The Company’s commercialization strategy encompasses licensing arrangements and joint ventures with major industry players, which would allow for more rapid access to the market with reduced capital requirements and financial risk. In addition to providing the production and distribution infrastructure, these established partnering companies can streamline testing and certification and add brand recognition value. The advanced materials and chemicals may be sold as standalone products, enhancements to existing products, or used in the development of proprietary products under a new trademarked brand owned by the Company. The Company is exploring manufacturing and branding opportunities for specific products derived from advanced materials and chemicals acquired or developed, which would involve setting up production facilities, equipment, systems and supply chain. Our plan to source and acquire strategic interests in visionary companies developing, integrating, and commercializing critical breakthrough technologies is underway with our first successful advanced materials transaction executed in the second quarter of 2022.

Effective April 2, 2022, we entered into a Joint Venture Agreement with Movychem s.r.o, a Slovakian chemical company, setting forth the terms for a joint venture (referred to herein as the Movychem JV) to develop applications and commercialize a series of products which incorporate an internationally patented flame-retardant technology developed by Movychem under the trade name Retacell®. The Movychem JV, owned 50% by Xeriant and 50% by Movychem, subject to certain funding conditions, has been granted the exclusive worldwide rights to the intellectual property related to Retacell® and will be responsible for developing applications and commercializing products derived from Retacell®. Engineered over two decades, Retacell® is a versatile, biodegradable, non-toxic, high-performance thermal and fire protection chemical agent that is custom formulated for each application, based on the specific properties of the base material and the fire protection requirements. Retacell® can be applied as a coating, treatment, or infused during manufacturing into a variety of materials, including recycled plastics and wood-based fiber. In addition to becoming heat and fire resistant, the resulting Retacell®-enhanced materials are also water resistant.

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

Xeriant, pursuant to the Services Agreement with the Movychem JV, is planning to buildout manufacturing facilities in the United States and Eastern Europe to meet the demand for Retacell® and Retacell®-infused products. The manufacturing facilities will be owned and operated by Xeriant, and will wholesale product to customers licensed by the Movychem JV. We have identified potential sites, received bids for specialized manufacturing equipment, developed timetables related to the action plan, and hired a managing director with decades of experience to oversee the projects.

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

Effective May 27, 2021, we entered into a Joint Venture Agreement with XTI Aircraft Company (“XTI”), a privately owned OEM based in Englewood, Colorado for the purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric vertical takeoff and landing (eVTOL) fixed-wing aircraft.

Through our joint venture with XTI, (referred to hereinafter as the “XTI JV”), we were involved in the successful completion of the preliminary design of their TriFan 600 eVTOL aircraft. The TriFan 600 is being designed to become the fastest, longest-range VTOL aircraft in the world and the first commercial fixed-wing VTOL airplane, with current pre-orders exceeding $3 billion in gross revenues upon delivery of those aircraft.

While the purpose of the XTI JV has been achieved, XTI and Xeriant continue to see value in the XTI JV for future collaboration in Advanced Ari Mobility. Should XTI and Xeriant determine it is in their best interest to terminate the XTI JV, then it will be dissolved. Should the XTI JV be dissolved, as of October 18, 2022, Xeriant would receive 5.5% equity ownership of XTI.

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

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2022 and June 30, 2022, the Company had $498,039 and $1,065,945 in cash and $5,551,721 and $3,002,259 in negative working capital, respectively. For the three months ended September 30, 2022 and 2021, the Company had a net loss of $4,817,521 and $4,447,915, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $0 and $2,340,575 for the three months ended September 30, 2022 and 2021, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $15,442 and $168,087 for the three months ended September 30, 2022 and 2021, respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The table below presents the computation of basic and diluted earnings per share for the three months ended September 30, 2022 and 2021:

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
Numerator:
Net loss	$(4,810,096)	$(3,270,099)
Denominator:
Weighted average common shares outstanding—basic	361,552,863	225,497,197
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	361,552,863	225,497,197
Net loss per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

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

For its capital contribution to the Joint Venture, pursuant to a Patent and Exclusive License and Assignment Agreement (the “Patent Agreement”), Movychem is transferring to the Joint Venture all of its interest to the know-how and intellectual property relating to Retacell exclusive of all patents, and the Company is contributing the amount of $2,600,000 payable (a) $600,000 at the rate of $25,000 per month over a 24 month period and (b) $2,000,000 within five business days of a closing of a financing in which the Company receives net proceeds of at least $3,000,000 but in no event later than six months from the Effective Date (Amended to February 15, 2023, as per Amended Agreement). At such time as the Company makes its $2,000,000 payment (and assuming the Company is current with its then monthly capital contributions), pursuant to the Patent Agreement, Movychem will transfer all of its rights, title and interest to all of the patents related to Retacell for an amount equal to aggregate cash contributions of the Company to the Joint Venture plus 40% of all royalty payments received by the Joint Venture for the licensing of Retacell products. Pending assignment of the patents to the Joint Venture, pursuant to the Patent Agreement, Movychem has granted to the Joint Venture an exclusive worldwide license under the patents.

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

As of September 30, 2022 and June 30, 2022, the Company contributed $214,014 and $115,356 to the joint venture, respectively.

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On September 30, 2022 and June 30, 2022, the Company had $243,598 and $811,429 in excess of FDIC insurance, respectively.

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

Right-of-use asset is summarized below:

September 30, 2022
Office lease	$220,448
Less: accumulated amortization	(103,011)
Right -of- use asset, net	$117,437

Operating lease liability is summarized below:

September 30, 2022
Office lease	$129,667
Less: current portion	(50,647)
Long term portion	79,020

Maturity of the lease liability is as follows:
Fiscal year ending June 30, 2023	45,589
Fiscal year ending June 30, 2024	62,201
Fiscal year ending June 30, 2025	37,112
144,901
Present value discount	(15,235)
Lease liability	$129,667

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount, as of September 30, 2022 and June 30, 2022 was $5,590,000 and $3,936,185, respectively.

	September 30,	June 30,
Convertible Notes Payable	2022	2022
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$5,950,000	$6,050,000
Total face value	5,950,000	6,050,000
Less unamortized discount	-	(2,113,815)
Carrying value	$5,950,000	$3,936,185

Between September 27, 2019 and August 10, 2021, the Company issued convertible notes payable with an aggregate face value of $892,300, of which $342,950 were issued by our subsidiary AAT. The notes have a coupon rate of 6% and maturity dates between three and six months. The agreements provided the holder has the option to convert the principal balance and any accrued interest to common stock of the Company. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock. Of the $892,300, $342,950 is convertible at $.0033 per share, $87,000 is convertible at $0.025 per share, $180,550 is convertible at $.03 per share, $31,800 is convertible at $0.003 per share, and the remaining $250,000 is convertible at $.06 per share. All these convertible notes payable have been converted as of December 31, 2021. During the three months ended September 30, 2021, the Company recorded amortization of debt discount related to these notes in the amount of $149,028 and interest expense of $2,389.

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

Effective July 26, 2022, the Company entered into an Amendment to Senior Secured Promissory Note (the “Amendment”) with Auctus Fund, LLC (“Auctus”) pursuant to which the parties agreed to amend the Company’s Senior Secured Convertible Promissory Note in the principal amount of $6,050,000 dated October 27, 2021 (the “Note”) issued to Auctus. The Amendment (i) extended the maturity date of the Note to November 1, 2022 and (ii) extended the dates for the completion of the acquisition of XTI Aircraft and the uplist of the Company’s common stock to a national securities exchange to November 1, 2022. In consideration of the Amendment, the Company agreed to (i) grant to Auctus a new Warrant to purchase 25,000,000 shares of Common Stock dated July 26, 2022 (the “Warrant”) at an exercise price of $0.09 per share; (ii) make a prepayment of the Note in the amount of $100,000; and (iii) cause a director of the Company to cancel his 10b-5(1) Plan. The Company tested the modification under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification resulted in a loss on an extinguishment in the amount of $3,570,366. The loss on extinguishment was determined as follows:

Reacquisition Price:
Modified convertible debt instrument		5,950,000.00
Fair value of warrants		1,918,393
Cash payment		100,000
Carrying Value of Original Instrument
Original convertible debt instrument	6,050,000
Debt discount - warrant	(707,585)
Original issue discount	(341,692)
Debt discount - BCF	(602,696)
Carrying value of original debt		4,398,027
Loss on extinguishment		3,570,366

For the three months ended September 30, 2022, the Company recorded $461,482 in amortization of debt discount related to the Auctus note. As of September 30, 2022 and June 30, 2022, the carrying value of the Auctus note was $5,950,000 and $3,936,185, respectively.

NOTE 7– RELATED PARTY TRANSACTIONS

Consulting fees

During the three months ended September 30, 2022 and 2021, the Company recorded $55,000 and $33,000 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. As of September 30, 2022, and June 30, 2022, $15,000 and $22,000 was recorded in accrued liabilities.

For the three months ended September 30, 2022 and 2021, the Company recorded $20,000 and $24,000 respectively, in consulting fees to Edward DeFeudis, a Director of the Company. As of September 30, 2022, and June 30, 2022, $10,000 and $0 was recorded in accrued liabilities.

During the three months ended September 30, 2022 and 2021, the Company recorded $14,000 and $18,000 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. As of September 30, 2022 and June 30, 2022, $7,000 and $7,000 was recorded in accrued liabilities.

During the three months ended September 30, 2022 and 2021, the Company recorded $5,000 and $7,500 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – EQUITY

Common Stock

As of September 30, 2022 and June 30, 2022, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 365,696,144 and 364,239,001 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively.

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

NOTE 9 – EQUITY (CONTINUED)

During the year ended June 30, 2022, the Company issued 4,229,680 shares of common stock for the conversion of $250,000 principal balance of convertible notes payable and $3,749 accrued interest.

During the year ended June 30, 2022, the Company issued 845,936 shares of common stock in exchange for the inducement to the convertible notes holders to convert at fair value of $134,927.

Three Months Ended September 30, 2022

On July 11,2022, the Company issued 1,000,000 shares of common stock in exchange for the conversion of 1,000 shares of Series A Preferred Stock.

On July 13, 2022, the Company issued 457,143 shares to a consultant for services valued at $48,000.

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

As of September 30, 2022, and June 30, 2022, the Company has 780,132 and 781,132 of shares of Series A Preferred Stock issued and outstanding, respectively.

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

On March 27, 2021, Spider Investments, LLC returned 41,000 Series A Preferred Shares to the treasury of the Company.

On July 11,2022, the Company issued 1,000,000 shares of common stock in exchange for the conversion of 1,000 shares of Series A Preferred Stock.

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

Stock Options

In connection with certain advisory board compensation agreements, the Company issued an aggregate 21,250,000 options at an exercise price of $0.12 per share for the year ended June 30, 2022. These options vest quarterly over twenty-four months and have a term of three years. The grant date fair value was $3,964,207. The Company recorded compensation expense in the amount of $306,170 and $1,060,324 for these options for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $395,946 of total unrecognized compensation cost related to non-vested portion of options granted.

As of September 30, 2022, there are 21,250,000 options outstanding, of which 10,343,750 are exercisable. The weighted average remaining term is 1.86 years.

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	215.12% - 275.73%
Range of interest rates	0.20% - 0.47%

Warrants

As of September 30, 2022 and June 30, 2022, the Company had 55,512,161 warrants outstanding. The warrants were issued in connection with the Convertible Notes (See Note 6). The warrants have a term of two to five years and an exercise price range from $0.1187 to $0.025. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $2,777,081. During the year ended June 30, 2022, holders of warrants exercised warrants for 4,305,000 shares of common stock for aggregate proceeds of $128,550. As of September 30, 2022 and June 30, 2022, the weighted average remaining useful life of the warrants was 4.0.

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

NOTE 11 – SUBSEQUENT EVENTS

Amendment to Joint Venture Agreement with Movychem

On November 7, 2022, Xeriant and Movychem executed an Amendment to the Joint Venture Agreement dated April 2, 2022. The Amendment: (1) affirms all the provisions of the existing Joint Venture Agreement; (2) extends the due date for the $2,000,000 Capital Contribution payment to February 15, 2023, (3) requires Xeriant to pay approximately $113,000 for related to patent filings, which will be credited against the $2,000,000 Capital Contribution; and (4) requires Movychem to timely provide materials and information to Xeriant.

Auctus Fund, LLC Senior Secured Promissory Note

The Company is in active negotiations with Auctus Fund, LLC, to extend the maturity date of the Senior Secured Promissory Note, which became due and payable on November 1, 2022. At this time, there is no assurance that Company will be successful in these efforts.

Conversion of Series A Preferred

Effective on October 24, 2022, Karolus Maximus Kapital Inc. converted 10,237 Series A Preferred shares into 10,237,000 common shares.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended June 30, 2022. The unaudited statements of operations for the three months ended September 30, 2022 and 2021 are compared in the sections below.

Executive Summary

Xeriant, Inc. is dedicated to the acquisition, development and commercialization of transformative technologies, including eco-friendly specialty materials which can be successfully deployed and integrated across multiple industry sectors, and disruptive innovations related to the emerging aviation market called Advanced Air Mobility, which include next-generation aircraft. We seek to partner with and acquire strategic interests in visionary companies that accelerate this mission. The Company is located at the Research Park at Florida Atlantic University in Boca Raton, Florida.

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

Recent Developments

JV with Movychem

On April 2, 2022 (Amended November 7, 2022), the Company entered into a Joint Venture Agreement with Movychem s.r.o., a Slovakian limited liability company setting forth the terms for the establishment of a joint venture (the “Joint Venture”) to develop applications and commercialize a series of flame-retardant products in the form of polymer gels, powders, liquids and pellets derived from technology developed by Movychem under the name Retacell™. The Joint Venture is organized as a Florida limited liability company under the name Ebenberg, LLC and is owned 50% by each of the Company and Movychem.

For its capital contribution to the Joint Venture, pursuant to a Patent and Exclusive License and Assignment Agreement (the “Patent Agreement”), Movychem is transferring to the Joint Venture all of its interest to the know-how and intellectual property relating to Retacell exclusive of all patents, and the Company is contributing the amount of $2,600,000 payable (a) $600,000 at the rate of $25,000 per month over a 24 month period and (b) $2,000,000 within five business days of a closing of a financing in which the Company receives net proceeds of at least $3,000,000 but in no event later than February 15, 2023. At such time as the Company makes its $2,000,000 payment (and assuming the Company is current with its then monthly capital contributions), pursuant to the Patent Agreement, Movychem will transfer all of its rights, title and interest to all of the patents related to Retacell for an amount equal to aggregate cash contributions of the Company to the Joint Venture plus 40% of all royalty payments received by the Joint Venture for the licensing of Retacell products. Pending assignment of the patents to the Joint Venture, pursuant to the Patent Agreement, Movychem has granted to the Joint Venture an exclusive worldwide license under the patents.

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

As of September 30, 2022 and June 30, 2022, the Company contributed $214,014 and $115,356 to the joint venture, respectively.

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

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

	For the three months ended
	September 30,	September 30,
	2021	2022	$	%
Operating expenses:
Sales and marketing expense	$6,356	$598,595	$(592,239)	(99%)
General and administrative expenses	545,569	1,201,002	(655,433)	(55%)
Professional fees	90,060	29,541	60,519	205%
Related party consulting fees	94,000	82,500	11,500	14%
Research and development expense	-	2,340,575	(2,340,488)	(100%)
Total operating expenses	735,985	4,252,213	(3,516,228)	(83%)

Loss from operations	(735,985)	(4,252,213)	3,516,228	(83%)

Other income (expense):
Amortization of debt discount	(461,842)	(149,028)	(312,814)	210%
Financing fees	-	(43,750)	43,750	(100%)
Interest expense	-	(2,389)	2,389	(100%)
Loss from Ebenberg JV	(49,328)	-	(49,328)	100%
Loss on extinguishment of debt	(3,570,366)	(535)	(3,669,831)	685950%
Total other income (expense)	(4,081,536)	(195,702)	(3,985,834)	2037%

Net loss	$(4,817,521)	(4,447,915)	(469,606)	11%

Sales and marketing expenses

Total sales and marketing expenses were $6,356 and $598,595 for the three months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022 the Company’s sales and marketing expenses were associated with social media marketing campaigns, events and press releases.

General and administrative expenses

Total general and administrative expenses were $545,569 and $1,201,002 for the three months ended September 30, 2022 and 2021, respectively. In the prior period, there were increased expenses due to stock issuances related to consulting fees and advisory board fees.

Professional Fees

Total professional fees were $90,060 and $29,541 for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to legal fees.

Related Party Consulting Fees

Total related party consulting fees were $94,000 and $82,500 for the three months ended September 30, 2022 and 2021, respectively. The related party consulting fees for the three months ended consisted of (i) $45,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $21,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, $23,000 to Edward DeFeudis, Director, and (iii) $5,000 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The consulting fees for September 30, 2021 consisted of i) $33,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $18,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, $24,000 to Edward DeFeudis, Director, and (iii) $7,500 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO.

Research and Development Expenses

Total research and development expenses were $0 and $2,340,575 for the three months ended September 30, 2022 and 2021, respectively. These research and development expenses were in connection with our Eco-Aero, LLC joint venture with XTI Aircraft Company for funding the preliminary design phase in the development of an aircraft, called the TriFan 600. There were no expenses for the joint venture for the three months ended September 30, 2022 Research & Development Expenses relating to Movychem/Ebenberg JV are accounted for through Ebenberg, LLC.

Other Income (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes, and a loss on settlement of debt. Total other expenses were $4,081,536 for the three months ended September 30, 2022 compared to $195,702 for the year ended September 30, 2021. The increase was primarily due to recording the amortization of debt discount from the Auctus convertible note signed in October 2021 and the loss on extinguishment of debt due to the Auctus Note modification.

Net loss

Total net loss was $4, 817,521 for the three months ended September 30, 2022 compared to $4,447,915 for the three months ended September 30, 2021. The increase was primarily related to the loss on extinguishment in debt.

Liquidity and Capital Resources

As of September 30, 2022, we had a cash balance of $498,039 and a working deficit of $5,651,721. Our net loss of $4,817,522 in the three months ended September 30, 2022 was mostly funded by proceeds raised from financings. We will need to raise working capital (or refinance existing short-term debt to long-term debt) to fund operations. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best- efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital will likely cause us to cease operations.

During the three months ended September 30, 2022, our operating activities used $567,906 of net cash compared to using $2,727,742 of net cash flow in our operating activities during the three months ended September 30 2021. This difference primarily a decrease in stock-based compensation and stock issued for services offset by higher amortization of debt discount.

Funding Strategy

To date, our operations have been funded primarily through private investors. Some of these investors have verbally committed additional funding for the Company, as needed. We have had a number of discussions with broker-dealers regarding the funding required to execute the Company’s business plan, which is to acquire and develop breakthrough technologies or business interests in those companies that have developed these technologies. We are in the process of issuing an offering document to obtain the funding for certain acquisitions that are in the discussion stages. No assurance can be given that funds will be available, or, if available, will be on terms acceptable to The Company.

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

At September 30, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at September 30, 2022, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting discussed directly below.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

XERIANT, INC.

Date: November 21, 2022	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: November 21, 2022	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

