Form 10-Q
period 2022-12-31
XERIANT, INC.
filed 2023-02-16
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 14, 2023, the Registrant had outstanding 376,933,144 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

4

XERIANT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2022	As of June 30, 2022
Assets	(Unaudited)
Current assets
Cash	$119,593	$1,065,945
Deposits	12,546	12,546
Investment in JV with Ebenberg LLC	107,928	57,678
Prepaids	10,515	756
Total current assets	250,582	1,136,925
Property & equipment, net	6,263	4,409
Operating lease right-of-use asset	106,239	128,342
Total assets	$363,084	$1,269,676

Liabilities & stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$157,956	$56,836
Accrued liabilities, related party	64,000	22,000
Shares to be issued	75,200	75,200
Convertible notes payable, net of discount	5,850,000	3,936,185
Lease liability, current	50,647	48,963
Total current liabilities	6,197,803	4,139,184

Lease liability, long-term	66,938	92,197
Total liabilities	6,264,741	4,231,381

Commitments and contingencies (Note 9)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 769,895 and 781,132 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	8	8
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding at December 31, 2022 and June 30, 2022, respectively	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 376,933,144 and 365,239,001 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	3,769	3,637
Common stock to be issued	51,950	51,950
Additional paid in capital	19,523,605	16,351,806
Accumulated deficit	(22,668,656)	(16,571,505)
Controlling interest	(3,089,314)	(164,094)
Non-controlling interest	(2,812,343)	(2,797,611)
Total stockholders' deficit	(5,901,657)	(2,961,705)
Total liabilities and stockholders' deficit	$363,084	$1,269,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Operating expenses:
General and administrative expenses	$340,508	$1,120,250	$886,077	$2,321,252
Professional fees	78,568	102,484	168,628	132,025
Related party consulting fees	118,000	130,925	212,000	213,425
Research and development expense	-	2,859,644	-	5,200,219
Sales and marketing expense	1,943	46,623	8,299	645,218
Total operating expenses	539,019	4,259,926	1,275,004	8,512,139

Loss from operations	(539,019)	(4,259,926)	(1,275,004)	(8,512,139)

Other expenses:
Amortization of debt discount	-	(1,264,931)	(461,842)	(1,413,959)
Financing fees	-	-	-	(43,750)
Interest expense	-	(1,625)	-	(4,014)
Loss from Ebenberg JV	(65,722)	-	(115,050)	-
Loss on extinguishment of debt	(689,621)	(4)	(4,259,987)	(536)
Total other (expense)	(755,343)	(1,266,560)	(4,836,879)	(1,462,259)

Net loss	(1,294,362)	(5,526,486)	(6,111,883)	(9,974,398)

Less net loss attributable to noncontrolling interest	(7,307)	(2,037,053)	(14,732)	(3,214,869)

Net income attributable to common stockholders	$(1,287,055)	$(3,489,433)	$(6,097,151)	$(6,759,529)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	373,345,770	234,451,953	369,415,435	328,392,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Common stockto be	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Interest	Total
Balance June 30, 2022	781,132	$8	1,000,000	$10	365,239,001	$3,637	16,351,806	$51,950	$(16,571,505)	$(2,797,611)	$(2,961,705)

Stock issued for services	-	-	-	-	457,143	5	47,995	-	-	-	48,000

Conversion of Series A Preferred to Common Stock	(1,000)	-	-	-	1,000,000	10	(10)	-	-	-	-

Fair value of warrants associated with convertible debt	-	-	-	-	-	-	1,918,393	-	-	-	1,918,393

Adjustment for rounding	-	-	-	-	-	5	(5)	-	-	-	-

Stock option compensation	-	-	-	-	-	-	306,170	-	-	-	306,170

Net Loss	-	-	-	-	-	-	-	-	(4,810,096)	(7,425)	(4,817,521)

Balance September 30, 2022	780,132	$8	1,000,000	$10	366,696,144	$3,657	18,624,349	$51,950	$(21,381,601)	$(2,805,036)	$(5,506,663)

Conversion of Series A Preferred to Common Stock	(10,237)	-	-	-	10,237,000	102	(102)	-	-	-	-

Fair value of warrants associated with convertible debt	-	-	-	-	-	-	689,621	-	-	-	689,621

Stock option compensation	-	-	-	-	-	-	209,747	-	-	-	209,747

Net Loss	-	-	-	-	-	-	-	-	(1,287,055)	(7,307)	(1,294,362)

Balance December 31, 2022	769,895	$8	1,000,000	$10	376,933,144	$3,769	19,523,605	$51,950	$(22,668,656)	$(2,812,343)	$(5,901,657)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Common stock to be	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Interest	Total
Balance June 30, 2021	788,270	8	1,000,000	10	292,815,960	2,925	4,138,194	51,090	(3,270,235)	(216,686)	705,306

Issuance of common stock committed in prior period	-	-	-	-	400,000	4	47,996	(48,000)	-	-	-

Sale of common stock	-	-	-	-	7,500,000	75	499,925	1,168,500	-	-	1,668,500

Shares issued as equity kicker	-	-	-	-	250,000	3	43,750	-	-	-	43,753

Exercise of warrants	-	-	-	-	4,185,000	41	125,509	3,000	-	-	128,550

Conversion of Series A Preferred to Common Stock	(4,000)	-	-	-	4,000,000	40	(40)	-	-	-	-

Conversion of convertible notes and accrued interest	-	-	-	-	10,598,544	106	176,054	(3,090)	-	-	173,070

Stock issued for services	-	-	-	-	2,825,000	27	449,173	91,900	-	-	541,100

Stock option compensation	-	-	-	-	-	-	1,060,324	-	-	-	1,060,324

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	-	-	250,000	-	-	-	250,000

Net Loss	-	-	-	-	-	-	-	-	(3,270,099)	(1,177,816)	(4,447,915)

Balance September 30, 2021	784,270	$8	1,000,000	$10	322,574,504	$3,221	$6,790,885	$1,263,400	$(6,540,334)	$(1,394,502)	$122,688

Issuance of common stock committed in prior period	-	-	-	-	23,266,666	233	1,162,267	(1,162,500)	-	-	-

Sale of common stock	-	-	-	-	8,200,000	82	409,918	-	-	-	410,000

Exercise of warrants	-	-	-	-	123,600	1	2,999	(3,000)	-	-	-

Conversion of Series A Preferred to Common Stock	(3,138)	-	-	-	3,138,000	31	(31)	-	-	-	-

Conversion of convertible notes and accrued interest	-	-	-	-	-	-	-	250,000	-	-	250,000

Stock issued for services	-	-	-	-	900,000	9	116,095	-	-	-	116,104

Stock option compensation	-	-	-	-	-	-	827,221	-	-	-	827,221
Fair value of warrants associated with convertible debt	-	-	-	-	-	-	2,777,081	-	-	-	2,777,081

Fair value of beneficial conversion feature associated with convertible debt	-	-	-	-	-	-	2,365,419	-	-	-	2,365,419

Net Loss	-	-	-	-	-	-	-	-	(3,489,430)	(2,037,053)	(5,526,486)

Balance December 31, 2021	781,132	$8	1,000,000	$10	358,202,770	$3,577	$14,451,855	$347,900	$(10,029,764)	$(3,431,555)	$1,342,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the six months ended
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities
Net Loss	$(6,111,883)	$(9,974,398)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	713	83
Stock option expense	515,917	1,887,545
Stock issued for services	48,000	700,954
Loss on extinguishment of debt	4,259,987	-
Loss from joint venture investment	(50,250)	-
Amortization of debt discount	461,842	1,413,959
Operating lease right of use asset	22,103	19,899
Changes in operating assets & liabilities:
Lease liabilities	(23,575)	(20,498)
Deposits and prepaids	(9,759)	(1,589)
Accounts payable and accrued liabilities	(98,880)	(49,476)
Accrued liability, related party	42,000	5,000
Accrued Expenses		5,520
Net cash used by operating activities	(943,785)	(6,013,001)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,567)	(4,990)
Net cash used in investing activities	(2,567)	(4,990)

Cash Flows from Financing Activities
Sale of common stock	-	2,078,500
Cash from exercise of warrants	-	128,550
Proceeds from convertible notes payable	-	4,958,950
Net cash provided by financing activities	-	7,166,000

Decrease in Cash	(946,352)	1,148,009

Cash at beginning of period	1,065,945	962,540

Cash at end of period	$119,593	$2,110,549

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$-	$437,246
Warrants issued with convertible notes payable	$-	$2,777,081
Beneficial conversion feature arising from convertible notes payable	$-	$2,615,419
Warrants issued with convertible notes payable extinguishment	$2,608,014	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Effective April 2, 2022 and Amended November 7, 2022, the Company entered into a Joint Venture Agreement with Movychem s.r.o., a Slovakian limited liability company (“Movychem”) setting forth the terms for the establishment of a joint venture (the “Joint Venture”) to develop applications and commercialize a series of flame retardant products in the form of polymer gels, powders, liquids and pellets derived from technology developed by Movychem under the name Retacell™. The Joint Venture is organized as a Florida limited liability company under the name Ebenberg, LLC and is owned 50% by each of the Company and Movychem.

Advanced Materials

A primary focus of our Company is the acquisition and commercial exploitation of eco-friendly, advanced materials and chemicals which have applications across a broad range of industries and the potential to generate significant near-term revenue. The Company’s commercialization strategy encompasses licensing arrangements and joint ventures with major industry players, which would allow for more rapid access to the market with reduced capital requirements and financial risk. In addition to providing the production and distribution infrastructure, these established partnering companies can streamline testing and certification and add brand recognition value. The advanced materials and chemicals may be sold as standalone products, enhancements to existing products, or used in the development of proprietary products under a new trademarked brand owned by the Company. The Company is exploring manufacturing and branding opportunities for specific products derived from advanced materials and chemicals acquired or developed, which would involve setting up production facilities, equipment, systems and supply chain. Our plan to source and acquire strategic interests in visionary companies developing, integrating, and commercializing critical breakthrough technologies is underway with our first advanced materials transaction closed in the second quarter of 2022.

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

Xeriant, pursuant to the Services Agreement with the Movychem JV, is planning to buildout manufacturing facilities in the United States and Eastern Europe to meet the demand for Retacell® and Retacell®-infused products. The manufacturing facilities will be owned and operated by Xeriant and will wholesale product to customers licensed by the Movychem JV. We have identified potential sites, received bids for specialized manufacturing equipment, developed timetables related to the action plan, and hired a managing director with decades of experience to oversee the projects.

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

Through our joint venture with XTI, (referred to hereinafter as the “XTI JV”), we were involved in the successful completion of the preliminary design of their TriFan 600 eVTOL aircraft. The TriFan 600 is being designed to become the fastest, longest-range VTOL aircraft in the world and the first commercial fixed-wing VTOL airplane, with current pre-orders and reservations of almost $7 billion in gross revenue upon delivery of those aircraft.

While the purpose of the XTI JV has been achieved, XTI and Xeriant continue to see value in the XTI JV for future collaboration in Advanced Air Mobility. Should XTI and Xeriant determine it is in their best interest to terminate the XTI JV, then it will be dissolved. Should the XTI JV be dissolved, as of October 18, 2022, Xeriant would receive 5.5% equity ownership of XTI.

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

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2022 and June 30, 2022, the Company had $119,593 and $1,065,945 in cash and $5,947,221 and $3,002,259 in negative working capital, respectively. For the six months ended December 31, 2022 and 2021, the Company had a net loss of $6,111,883 and $9,974,398, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $0 and $5,200,219 for the six months ended December 31, 2022 and 2021, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $21,421 and $164,713 for the six months ended December 31, 2022 and 2021, respectively.

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

The table below presents the computation of basic and diluted earnings per share for the six months ended December 31, 2022 and 2021:

	For the six months ended December 31, 2022	For the six months ended December 30, 2021
Numerator:
Net loss	$(6,097,151)	$(6,759,529)
Denominator:
Weighted average common shares outstanding—basic	369,415,435	328,392,903
Dilutive common stock equivalents	-	-
Weighted average common shares outstanding—diluted	369,415,435	328,392,903
Net loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

NOTE 3 – JOINT VENTURE

JV with XTI Aircraft

On May 31, 2021, the Company entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”), a Delaware corporation, to form a new company, called Eco-Aero, LLC (the “JV”), a Delaware limited liability company, with the purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff, and landing (eVTOL) fixed wing aircraft. Under the Agreement, Xeriant is contributing capital, technology, and strategic business relationships, and XTI is contributing intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the JV. The JV is managed by a management committee consisting of five members, three appointed by the Company and two by XTI. The Agreement was effective on June 4, 2021, with an initial deposit of $1 million into the JV. Xeriant’s financial commitment is for up to $10 million, contributed as required by the aircraft development timeline and budget. Preliminary design review was substantially completed for the TriFan 600 aircraft in early 2022. As of December 31, 2022, the Company had contributed $5,479,547 towards the XTI JV.

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

For its capital contribution to the Joint Venture, pursuant to a Patent and Exclusive License and Assignment Agreement (the “Patent Agreement”), Movychem is transferring to the Joint Venture all of its interest to the know-how and intellectual property relating to Retacell exclusive of all patents, and the Company is contributing the amount of $2,600,000 payable (a) $600,000 at the rate of $25,000 per month over a 24 month period and (b) $2,000,000 within five business days of a closing of a financing in which the Company receives net proceeds of at least $3,000,000 but in no event later than six months from the Effective Date (Amended to February 15, 2023, as per Amended Agreement). As of December 31, 2022, the Company had two payments pending of $25,000 each, subject to satisfaction by Movychem of the terms of the Amendment to Joint Venture Agreement with Movychem. The Company is currently in discussions with Movychem with the intent of extending the February 15, 2023 date. At such time as the Company makes its $2,000,000 payment (and assuming the Company is current with its then monthly capital contributions), pursuant to the Patent Agreement, Movychem will transfer all of its rights, title and interest to all of the patents related to Retacell for an amount equal to aggregate cash contributions of the Company to the Joint Venture plus 40% of all royalty payments received by the Joint Venture for the licensing of Retacell products. Pending assignment of the patents to the Joint Venture, pursuant to the Patent Agreement, Movychem has granted to the Joint Venture an exclusive worldwide license under the patents.

Concurrently with the execution of the Joint Venture Agreement, the Joint Venture will provide to the Joint Venture technical services related to the exploitation of the Retacell intellectual property and corporate, marketing, business development, communications and administrative services as requested by the Joint Venture in exchange for 40% of all royalty payments received by the Joint Venture for the licensing of Retacell products.

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

As of December 31, 2022 and June 30, 2022, the Company contributed $280,656 and $115,356 to the joint venture, respectively.

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On December 31, 2022 and June 30, 2022, the Company had $0 and $811,429 in excess of FDIC insurance, respectively.

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leases 2,911 square feet of office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Boulevard, Suite 309, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019 through January 1, 2025 in which the first three months of rent were abated. Due to the COVID-19 pandemic, the company decided to have all employees work from home and intends to build out the office space by the end of March 2023 to allow employees to work from the office in April of 2023. The following table illustrates the base rent amounts over the term of the lease:

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

Right-of-use asset is summarized below:
December 31, 2022
Office lease	$220,448
Less: accumulated amortization	(114,209)
Right -of- use asset, net	$106,239

Operating lease liability is summarized below:
December 31, 2022
Office lease	$117,585
Less: current portion	(50,647)
Long term portion	66,938

Maturity of the lease liability is as follows:
Fiscal year ending June 30, 2023	30,491
Fiscal year ending June 30, 2024	62,201
Fiscal year ending June 30, 2025	37,112
129,803
Present value discount	(12,218)
Lease liability	$117,585

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount, as of December 31, 2022 and June 30, 2022 was $5,850,000 and $3,936,185, respectively.

	December 31,	June 30,
Convertible Notes Payable	2022	2022
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$5,850,000	$6,050,000
Total face value	5,850,000	6,050,000
Less unamortized discount	-	(2,113,815)
Carrying value	$5,850,000	$3,936,185

Between September 27, 2019 and August 10, 2021, the Company issued convertible notes payable with an aggregate face value of $892,300, of which $342,950 were issued by our subsidiary AAT. The notes have a coupon rate of 6% and maturity dates between three and six months. The agreements provided the holder has the option to convert the principal balance and any accrued interest to common stock of the Company. In the event the holder does not elect to convert the note prior to maturity, the note will automatically convert to common stock. Of the $892,300, $342,950 is convertible at $.0033 per share, $87,000 is convertible at $0.025 per share, $180,550 is convertible at $.03 per share, $31,800 is convertible at $0.003 per share, and the remaining $250,000 is convertible at $.06 per share. All these convertible notes payable have been converted as of December 31, 2021. During the six months ended December 31, 2021, the Company recorded amortization of debt discount related to these notes in the amount of $1,413,959 and interest expense of $4,014.

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

Reacquisition Price:
Modified convertible debt instrument		5,950,000
Fair value of warrants		1,918,393
Cash payment		100,000
Carrying Value of Original Instrument
Original convertible debt instrument	6,050,000
Debt discount - warrant	(707,585)
Original issue discount	(341,692)
Debt discount - BCF	(602,696)
Carrying value of original debt		4,398,027
Loss on extinguishment		3,570,366

Effective December 27, 2022, the Company entered into an Amendment to Senior Secured Promissory Note (the “Amendment”) with Auctus Fund, LLC (“Auctus”) pursuant to which the parties agreed to amend the Company’s Senior Secured Convertible Promissory Note in the principal amount of $6,050,000 dated October 27, 2021 (the “Note”) issued to Auctus. The Amendment (i) extended the maturity date of the Note to March 15, 2023 and (ii) extended the dates for the completion of the acquisition of XTI Aircraft and the uplist of the Company’s common stock to a national securities exchange to March 15, 2023. In consideration of the Amendment, the Company agreed to (i) grant to Auctus a new Warrant to purchase 25,000,000 shares of Common Stock dated December 27, 2022 (the “Warrant”) at an exercise price of $0.09 per share; and (ii) make a prepayment of the Note in the amount of $50,000 on January 15, 2023 and $50,000 on February 15, 2023 The Company tested the modification under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification resulted in a loss on an extinguishment in the amount of $689,621. The loss on extinguishment was determined as follows:

Reacquisition Price:
Modified convertible debt instrument	5,850,000
Fair value of warrants	689,621
Accrued Short-term Liability	100,000
Carrying Value of Original Instrument
Carrying value of original debt	5,950,000
Loss on extinguishment	689,621

For the six months ended December 31, 2022, the Company recorded $461,482 in amortization of debt discount related to the Auctus note. As of December 31, 2022 and June 30, 2022, the carrying value of the Auctus note was $5,850,000 and $3,936,185, respectively.

NOTE 7– RELATED PARTY TRANSACTIONS

Consulting fees

During the six months ended December 31, 2022 and 2021, the Company recorded $100,000 and $74,000 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. As of December 31, 2022, and June 30, 2022, $15,000 and $22,000 was recorded in accrued liabilities.

For the six months ended December 31, 2022 and 2021, the Company recorded $52,000 and $52,000 respectively, in consulting fees to Edward DeFeudis, a Director of the Company. As of December 31, 2022, and June 30, 2022, $10,000 and $0 was recorded in accrued liabilities.

During the six months ended December 31, 2022 and 2021, the Company recorded $35,000 and $37,000 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. As of December 31, 2022 and June 30, 2022, $7,000 and $7,000 was recorded in accrued liabilities.

During the six months ended December 31, 2022 and 2021, the Company recorded $15,000 and $15,000 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey.

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

NOTE 9 – EQUITY

Common Stock

As of December 31, 2022 and June 30, 2022, the Company had 5,000,000,000 shares of common stock authorized with a par value of $,0.00001. There were 376,933,144 and 365,239,001 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively.

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

Six Months Ended December 31, 2022

On July 11, 2022, the Company issued 1,000,000 shares of common stock in exchange for the conversion of 1,000 shares of Series A Preferred Stock.

On July 13, 2022, the Company issued 457,143 shares to a consultant for services valued at $48,000.

On October 24, 2022, the Company issued 10,237,000 shares of common stock in exchange for the conversion of 10,237 shares of Series A Preferred Stock.

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

As of December 31, 2022, and June 30, 2022, the Company has 769,895 and 781,132 of shares of Series A Preferred Stock issued and outstanding, respectively.

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

On October 24,2022, the Company issued 10,237,000 shares of common stock in exchange for the conversion of 10,237 shares of Series A Preferred Stock.

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

Stock Options

In connection with certain advisory board compensation agreements, the Company issued an aggregate 21,250,000 options at an exercise price of $0.12 per share for the year ended June 30, 2022. These options vest quarterly over twenty-four months and have a term of three years. The grant date fair value was $3,964,207. The Company recorded compensation expense in the amount of $515,917 and $1,887,545 for these options for the six months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $186,199 of total unrecognized compensation cost related to non-vested portion of options granted.

As of December 31, 2022, there are 21,250,000 options outstanding, of which 15,375,000 are exercisable. The weighted average remaining term is 1.38 years.

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	215.12% - 275.73%
Range of interest rates	0.20% - 0.47%

Warrants

As of December 31, 2022 and June 30, 2022, the Company had 105,512,161 and 55,512,161 warrants outstanding respectively. The warrants were issued in connection with the Convertible Notes (See Note 6). The warrants have a term of two to five years and an exercise price range from $0.1187 to $.025. The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair value of $2,777,081. During the year ended June 30, 2022, holders of warrants exercised warrants for 4,305,000 shares of common stock for aggregate proceeds of $128,550. As of December 31, 2022 and June 30, 2022, the weighted average remaining useful life of the warrants was 4.0.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2022 and up to the date of this filing, the Company issued five 10 percent convertible notes totaling $130,000.  These notes are convertible into the Company’s common shares at a 25 percent discount to the prospective IPO share price.  In conjunction with these notes, the Company issued 1,300,000 5-year warrants to the Company’s purchase common shares at $0.09 per share.

An S-1 Registration Statement was filed on January 18, 2023, for the purpose of raising capital for the Company to execute its business plan.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended June 30, 2022. The unaudited statements of operations for the six months ended December 31, 2022 and 2021 are compared in the sections below.

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

For its capital contribution to the Joint Venture, pursuant to a Patent and Exclusive License and Assignment Agreement (the “Patent Agreement”), Movychem is transferring to the Joint Venture all of its interest to the know-how and intellectual property relating to Retacell exclusive of all patents, and the Company is contributing the amount of $2,600,000 payable (a) $600,000 at the rate of $25,000 per month over a 24 month period and (b) $2,000,000 within five business days of a closing of a financing in which the Company receives net proceeds of at least $3,000,000 but in no event later than February 15, 2023. The Company is currently in discussions with Movychem with the intent of extending the February 15, 2023 date.  At such time as the Company makes its $2,000,000 payment (and assuming the Company is current with its then monthly capital contributions), pursuant to the Patent Agreement, Movychem will transfer all of its rights, title and interest to all of the patents related to Retacell for an amount equal to aggregate cash contributions of the Company to the Joint Venture plus 40% of all royalty payments received by the Joint Venture for the licensing of Retacell products. Pending assignment of the patents to the Joint Venture, pursuant to the Patent Agreement, Movychem has granted to the Joint Venture an exclusive worldwide license under the patents.

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

As of December 31, 2022 and June 30, 2022, the Company contributed $280,656 and $115,356 to the joint venture, respectively.

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

Three months ended December 31, 2022 compared to the three months ended December 31, 2021

Sales and marketing expenses

Total sales and marketing expenses were $1,943 and $46,623 for the three months ended December 31, 2022 and 2021, respectively. During the three months ended December 31, 2022 the Company’s sales and marketing expenses were associated with social media marketing campaigns, events and press releases.

General and administrative expenses

Total general and administrative expenses were $340,508 and $1,120,250 for the three months ended December 31, 2022 and 2021, respectively. In the prior period, there were increased expenses due to stock issuances related to consulting fees and advisory board fees.

Professional Fees

Total professional fees were $78,568 and $102,484 for the three months ended December 31, 2022 and 2021, respectively. The decrease was primarily due to less legal fees in the current period.

Related Party Consulting Fees

Total related party consulting fees were $118,000 and $130,925 for the three months ended December 31, 2022 and 2021, respectively. The related party consulting fees for the three months ended consisted of (i) $55,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $21,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, $32,000 to Edward DeFeudis, Director, and (iii) $10,000 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The consulting fees for December 31, 2021 consisted of i) $76,425 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $19,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, $28,000 to Edward DeFeudis, Director, and (iii) $7,500 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO.

Research and Development Expenses

Total research and development expenses were $0 and $2,859,644 for the three months ended December 31, 2022 and 2021, respectively. These research and development expenses were in connection with our Eco-Aero, LLC joint venture with XTI Aircraft Company for funding the preliminary design phase in the development of an aircraft, called the TriFan 600. There were no expenses for the joint venture for the three months ended December 31, 2022. Research & Development Expenses relating to Movychem/Ebenberg JV are accounted for through Ebenberg, LLC.

Other Income (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes, and a loss on settlement of debt. Total other expenses were $755,343 for the three months ended December 31, 2022 compared to $1,266,560 for the year ended December 31, 2021. The decrease was primarily due to recording the amortization of debt discount from the Auctus convertible note signed in October 2021 and the loss on extinguishment of debt due to the Auctus Note modification.

Net loss

Total net loss was $1,294,362 for the three months ended December 31, 2022 compared to $5,526,486 for the three months ended December 31, 2021. The decrease was primarily related amortization of debt discount of $1,264,931 and $2,859,644 of research and development expenses in the prior period versus $0 in the current period.

Six months ended December 31, 2022 compared to the six months ended December 31, 2021

Sales and marketing expenses

Total sales and marketing expenses were $8,299 and $645,218 for the six months ended December 31, 2022 and 2021, respectively. During the six months ended December 31, 2022 the Company’s sales and marketing expenses were associated with social media marketing campaigns, events and press releases.

General and administrative expenses

Total general and administrative expenses were $886,077 and $2,321,252 for the six months ended December 31, 2022 and 2021, respectively. In the prior period, there were increased expenses due to stock issuances related to consulting fees and advisory board fees.

Professional Fees

Total professional fees were $168,628 and $132,025 for the six months ended December 31, 2022 and 2021, respectively. The decrease was primarily due to more legal fees in the current period.

Related Party Consulting Fees

Total related party consulting fees were $212,000 and $213,425 for the six months ended December 31, 2022 and 2021, respectively. The related party consulting fees for the six months ended consisted of (i) $110,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $35,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, $52,000 to Edward DeFeudis, Director, and (iii) $15,000 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The consulting fees for December 31, 2021 consisted of i) $109,425 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $37,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, $52,000 to Edward DeFeudis, Director, and (iii) $15,000 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO.

Research and Development Expenses

Total research and development expenses were $0 and $5,200,219 for the six months ended December 31, 2022 and 2021, respectively. These research and development expenses were in connection with our Eco-Aero, LLC joint venture with XTI Aircraft Company for funding the preliminary design phase in the development of an aircraft, called the TriFan 600. There were no expenses for the joint venture for the six months ended December 31, 2022. Research & Development Expenses relating to Movychem/Ebenberg JV are accounted for through Ebenberg, LLC.

Other Income (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes, and a loss on settlement of debt. Total other expenses were $4,836,879 for the six months ended December 31, 2022 compared to $1,462,259 for the year ended December 31, 2021. The increase was primarily due to recording the amortization of debt discount from the Auctus convertible note signed in October 2021 and the loss on extinguishment of debt due to the Auctus Note modification.

Net loss

Total net loss was $6,111,883 for the six months ended December 31, 2022 compared to $9,974,398 for the six months ended December 31, 2021. The decrease was primarily related amortization of debt discount of $1,413,959 and $5,200,219 of research and development expenses in the prior period versus $0 of research and development expenses and $461,842 of amortization of debt discount in the current period. The difference was partially offset by the loss on extinguishment of debt in the amount of $4,259,987 for the current period.

Liquidity and Capital Resources

As of December 31, 2022, we had a cash balance of $119,593 and a working deficit of $5,947,132. Our net loss of $6,111,883 in the six months ended December 31, 2022 was mostly funded by proceeds raised from financings. We will need to raise working capital (or refinance existing short-term debt to long-term debt) to fund operations. Future equity financings may be dilutive to our stockholders. Alternative forms of future financings may include preferences or rights superior to our common stock. Debt financings may involve a pledge of assets and will rank senior to our common stock. We have historically financed our operations through best- efforts private equity and debt financings. We do not have any credit or equity facilities available with financial institutions, stockholders or third-party investors, and will continue to rely on best efforts financings. The failure to raise sufficient capital will likely cause us to cease operations.

During the six months ended December 31, 2022, our operating activities used $943,785 of net cash used compared to using $6,013,001 of net cash used in our operating activities during the six months ended December 31 2021. This difference primarily related to a decrease in stock-based compensation and stock issued for services offset by higher amortization of debt discount and loss on settlement of debt.

Funding Strategy

To date, our operations have been funded primarily through private investors. Some of these investors have verbally committed additional funding for the Company, as needed. We have had a number of discussions with broker-dealers regarding the funding required to execute the Company’s business plan, which is to acquire and develop breakthrough technologies or business interests in those companies that have developed these technologies. An S-1 Registration Statement was filed on January 18, 2023, for the purpose of raising capital for the Company to execute its business plan.  No assurance can be given that funds will be available, or, if available, will be on terms acceptable to The Company.

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

At December 31, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at December 31, 2022, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

XERIANT, INC.

Date: February 16, 2023	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: February 16, 2023	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

