Form 10-Q
period 2023-03-31
XERIANT, INC.
filed 2023-05-23
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2023, the Registrant had outstanding 381,933,144 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

4

XERIANT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2023	June 30, 2022
Assets	(Unaudited)
Current assets
Cash	$104,080	$1,065,945
Deposits	12,546	12,546
Prepaids	2,200	756
Total current assets	118,826	1,079,247

Property & equipment, net	5,885	4,409
Operating lease right-of-use asset	94,733	128,342
Investment in JV with Ebenberg LLC	153,810	57,678
Total assets	$373,254	$1,269,676

Liabilities & stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$189,301	$56,836
Accrued liabilities, related party	32,000	22,000
Shares to be issued	75,200	75,200
Convertible notes payable, net of discount - in default	5,850,000	3,936,185
Convertible bridge loans, at fair value	185,810	-
Lease liability, current	54,169	48,963
Total current liabilities	6,386,480	4,139,184

Lease liability, long-term	50,880	92,197
Total liabilities	6,437,360	4,231,381

Commitments and contingencies (Note 9)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 769,395 and 781,132 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	8	8
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding at March 31, 2023 and June 30, 2022, respectively	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 381,933,144 and 365,239,001 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	3,819	3,637
Common stock to be issued	51,950	51,950
Additional paid in capital	19,730,244	16,351,806
Accumulated deficit	(23,030,565)	(16,571,505)
Total Xeriant stockholder's deficit	(3,244,534)	(164,094)
Non-controlling interest	(2,819,572)	(2,797,611)
Total stockholders' deficit	(6,064,106)	(2,961,705)
Total liabilities and stockholders' deficit	$373,254	$1,269,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Operating expenses:
General and administrative expenses	$226,107	$799,521	$1,112,184	$3,120,772
Professional fees	62,445	102,646	231,073	234,671
Related party consulting fees	84,000	135,500	296,000	348,925
Research and development expense	-	7,587	-	5,207,806
Sales and marketing expense	14,688	25,771	22,987	670,989
Total operating expenses	387,240	1,071,025	1,662,244	9,583,163

Loss from operations	(387,240)	(1,071,025)	(1,662,244)	(9,583,163)

Other expenses:
Amortization of debt discount	-	(1,598,683)	(461,842)	(3,012,642)
Financing fees	(20,600)	-	(20,600)	(43,750)
Interest expense	-	(134,927)	-	(138,941)
Decrease (increase) in fair value of convertible bridge loans	(817)	-	(817)	-
Loss from Ebenberg JV	18,919	-	(96,131)	-
Loss on extinguishment of debt	-	(3)	(4,259,987)	(536)
Total other (expense)	(2,498)	(1,733,613)	(4,839,377)	(3,195,869)

Net loss	(369,138)	(2,804,638)	(6,481,021)	(12,779,032)

Less net loss attributable to noncontrolling interest	(7,229)	(7,425)	(21,961)	(3,222,294)

Net loss attributable to common stockholders	$(382,509)	$(2,797,213)	$(6,479,660)	$(9,556,738)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	377,710,922	362,872,609	372,820,541	339,759,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Common stock	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	to be issued	Deficit	Interest	Total
Balance June 30, 2022	781,132	$8	1,000,000	$10	365,239,001	$3,637	16,351,806	$51,950	$(16,571,505)	$(2,797,611)	$(2,961,705)

Stock issued for services	-	-	-	-	457,143	5	47,995	-	-	-	48,000

Conversion of Series A Preferred to Common Stock	(1,000)	-	-	-	1,000,000	10	(10)	-	-	-	-

Fair value of warrants associated with convertible debt	-	-	-	-	-	-	1,918,393	-	-	-	1,918,393

Adjustment for rounding	-	-	-	-	-	5	(5)	-	-	-	-

Stock option compensation	-	-	-	-	-	-	306,170	-	-	-	306,170

Net Loss	-	-	-	-	-	-	-	-	(4,810,096)	(7,425)	(4,817,521)

Balance September 30, 2022	780,132	8	1,000,000	10	366,696,144	3,657	18,624,349	51,950	(21,381,601)	(2,805,036)	(5,506,663)

Conversion of Series A Preferred to Common Stock	(10,237)	-	-	-	10,237,000	112	(112)	-	-	-	-

Fair value of warrants associated with convertible debt	-	-	-	-	-	-	689,621	-	-	-	689,621

Stock option compensation	-	-	-	-	-	-	209,747	-	-	-	209,747

Net Loss	-	-	-	-	-	-	-	-	(1,287,055)	(7,307)	(1,294,362)

Balance December 31, 2022	769,895	8	1,000,000	10	376,933,144	3,769	19,523,605	51,950	(22,668,656)	(2,812,343)	(5,901,657)

Conversion of Series A Preferred to Common Stock	(500)	-	-	-	5,000,000	50	(50)	-	-	-	-

Warrants associated with convertible bridge loans	-	-	-	-	-	-	80,114	-	-	-	80,114

Stock option compensation	-	-	-	-	-	-	126,575	-	-	-	126,575

Net Loss	-	-	-	-	-	-	-	-	(361,909)	(7,229)	(369,138)

Balance March 31, 2023	769,395	$8	1,000,000	$10	381,933,144	$3,819	19,700,387	$51,950	$(23,030,565)	$(2,819,572)	$(6,064,106)

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

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	March 31, 2023	March 31, 2022

Cash Flows from Operating Activities
Net Loss	$(6,481,021)	$(12,779,032)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and Amortization	1,091	332
Stock option expense	642,492	2,462,108
Stock issued for services	48,000	736,954
Financing fees	20,600	178,676
Decrease in fair value of Convertible Bridge Loans	817	-
Loss on settlement of debt	4,259,987	-
Loss from equity-method investments	96,131	-
Amortization of Debt Discount	461,842	3,012,642
Changes in Operating Assets & Liabilities
Operating lease right of use asset	33,609	30,246
Lease liabilities	(36,111)	(31,432)
Deposits and prepaids	(1,444)	(556)
Accounts payable and accrued liabilities	(69,171)	(35,513)
Accrued liability, related party	10,000	5,000
Accrued expenses	(3,258)	5,520
Net cash used by operating activities	(1,037,036)	(6,415,055)

Cash Flows from Investing Activities
Investment in JV Movychem	(192,262)	-
Purchase of property and equipment	(2,567)	(19,990)
Net cash used in financing activities	(194,829)	(19,990)

Cash Flows from Financing Activities
Sale of common stock	-	2,078,500
Cash from exercise of warrants	-	128,550
Proceeds from convertible notes payable	270,000	4,958,950
Net cash provided by financing activities	270,000	7,166,000

(Decrease) Increase in Cash	(961,865)	730,955

Cash at beginning of period	1,065,945	962,540

Cash at end of period	$104,080	$1,693,495

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$-	$440,995
Warrants issued with convertible notes payable	$80,114	$2,894,974
Beneficial conversion feature arising from convertible notes payable	$-	$2,787,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Company Overview

Xeriant, Inc. is dedicated to the acquisition, development and commercialization of transformative aerospace technologies, including eco-friendly advanced materials which can be successfully deployed and integrated into products across multiple industry sectors. One of our current initiatives involves the development of a proprietary line of green composite construction materials using environmentally-friendly flame-retardants designed for aerospace applications, branded NEXBOARDTM. These construction materials are primarily made from recycled plastic and cardboard waste and offer unparalleled fire resistance, as well as strength, durability and protection against water, mold, and insects.

Operating History

We are a development-stage enterprise with a limited operating history with no sales, and operating losses since our inception.  The Company has two existing joint ventures, one in the area of aerospace that was effective May 27, 2021 and the other involving advanced materials that was effective April 2, 2022.

Advanced Materials

A primary focus of our Company is the acquisition and commercial exploitation of eco-friendly, advanced materials and chemicals which have applications across a broad range of industries and the potential to generate significant near-term revenue. Our commercialization strategy encompasses licensing arrangements and joint ventures, which would allow for more rapid access to the market with reduced capital requirements and financial risk. In addition to providing the production and distribution infrastructure, these established partnering companies can streamline testing and certification and add brand recognition value. The advanced materials and chemicals may be sold as standalone products, enhancements to existing products, or used in the development of proprietary products under a new trademarked brand owned by the Company. We are exploring manufacturing and branding opportunities for specific products derived from advanced materials and chemicals acquired or developed, which would involve setting up production facilities, equipment, systems and supply chain.

Effective April 2, 2022, we entered into a Joint Venture Agreement with Movychem s.r.o, a Slovakian chemical company, setting forth the terms for a joint venture (referred to herein as the Movychem JV) to develop applications and commercialize Retacell®, an internationally patented flame-retardant technology developed by Movychem. The Movychem JV, owned 50% by Xeriant and 50% by Movychem, subject to certain funding conditions,  was granted the exclusive worldwide rights to the intellectual property related to Retacell®, an industrial flame-retardant, and will be responsible for developing applications and commercializing products. Retacell® is a versatile, biodegradable, non-toxic, high-performance thermal and fire protection chemical agent that is custom formulated for each application, based on the specific properties of the base material and the fire protection requirements. Retacell® can be applied as a coating, treatment, or infused during manufacturing into a variety of materials. In addition to becoming heat and fire resistant, the resulting Retacell®-enhanced materials are also water resistant.

On June 8, 2022, we announced the development of a multi-purpose, high-strength fire- and water-resistant composite panel made from a formulation of Movychem’s industrial flame-retardant, Retacell®, and a cardboard fiber-reinforced polymeric resin. The panel described in the press release was initially produced in a laboratory setting. However, since the announcement date, the Movychem JV has been unable to fabricate 48" x 96" Retacell®-infused panels with the quality demanded by Xeriant and its clients.

On August 12, 2022, we filed the trademark “NexBoard,” for construction panels, namely, composite sheets and panels composed primarily of plastic, reinforcement materials and fire-retardant chemicals for use in walls, ceilings, flooring, framing, siding, roofing and decking. The trademark filing was intentionally broad and based upon demand for a general all-purpose construction panel made from a mixture of fire-retardant and recycled materials.

After working with Movychem over this period of time and experiencing a number of issues, including supply chain interruptions, mechanical failures, and the general inability to produce an industrial-sized composite wall panels made with Retacell®, we have been in development of an upcycled wallboard panel that can be produced in the United States at industrial scale outside of the Movychem JV. This approach will enable us to unlock existing demand indicated by several homebuilders and developers. Industrial production requires the panels to be cut in varying thicknesses and sizes, including standard 48” x 96” sheets, economically and with consistency and efficiency.

On March 31, 2023, we filed a provisional patent application for a method of producing a unique fire-resistant thermoplastic and fiber composite material which may be formed or shaped into various construction products of different thicknesses and dimensions. This green material will be composed primarily of recycled plastic, cardboard and ecofriendly fire-retardant chemicals, including but not limited to use in walls, ceilings, flooring, framing, siding, roofing, molding, and decking, used in construction. Subject to available capital, we are planning to build manufacturing facilities in the United States for the production of NexBoard in order to meet market demand, or alternatively license the technology and process. We have identified potential sites for near-term contract manufacturing, a pilot plant, and larger manufacturing facilities, received bids for specialized manufacturing equipment, developed timetables related to the action plan, and hired a managing director with decades of experience to oversee the projects.

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

Through our joint venture with XTI, (referred to hereinafter as the “XTI JV”), we were involved in the successful completion of the preliminary design of their TriFan 600 eVTOL aircraft. The TriFan 600 is being designed to become the fastest, longest-range VTOL aircraft in the world and the first commercial fixed-wing VTOL airplane, with current pre-orders of approximately $7 billion in gross revenue upon delivery of those aircraft.

Although the purpose of the XTI JV has been achieved,  Xeriant may continue to   collaborate with XTI  in the area of Advanced Ari Mobility. Should XTI and Xeriant determine it is in their best interest to terminate the XTI JV, then it will be dissolved. Should the XTI JV be dissolved, as of March 31, 2023, Xeriant would receive 5.5% equity ownership of XTI.

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

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2023 and June 30, 2022, the Company had $104,080 and $1,065,945 in cash and $6,093,241 and $3,002,259 in negative working capital, respectively. For the nine months ended March 31, 2023 and 2022, the Company had a net loss of $6,481,021 and $12,779,032, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of Xeriant, Inc., American Aviation Technologies, LLC (“AAT”), and Eco-Aero, LLC. The Company owns a 64% controlling interest of AAT; and a 50% interest in Eco-Aero, LLC, with control exercised through a majority membership in the management committee. All significant intercompany balances and transactions have been eliminated.

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

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value. The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2023 and June 30, 2022.

	March 31, 2023			June 30, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Convertible Bridge Loans	$-	-	185,810	$-	-	-

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $0 and $7,587 for the three months ended March 31, 2023 and 2022, respectively. The Company incurred research and development expenses of $0 and $5,207,806 for the nine months ended March 31, 2023 and 2022, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $1,298 and $3,690 for the three months ended March 31, 2023 and 2022, respectively. The Company recorded advertising expenses in the amount of $26,058 and $168,403 for the nine months ended March 31, 2023 and 2022, respectively.

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

	Nine Months Ended March 31,
	2023	2022
Warrants	108,212,161	55,512,161
Stock options	18,031,250	7,968,750
Convertible notes payable	50,968,829	50,968,829
Preferred stock	769,395,000	769,895,000
Total	946,607,240	884,344,740

NOTE 3 – JOINT VENTURE

JV with XTI Aircraft

On May 31, 2021, the Company entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”), a Delaware corporation, to form a new company, called Eco-Aero, LLC (the “JV”), a Delaware limited liability company, with the purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff, and landing (eVTOL) fixed wing aircraft. Under the Agreement, Xeriant is contributing capital, technology, and strategic business relationships, and XTI is contributing intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the JV. The JV is managed by a management committee consisting of five members, three appointed by the Company and two by XTI. The Agreement was effective on June 4, 2021, with an initial deposit of $1 million into the JV. Xeriant’s financial commitment is for up to $10 million, contributed as required by the aircraft development timeline and budget. Preliminary design review was substantially completed for the TriFan 600 aircraft in early 2022. As of March 31, 2023, the Company had contributed $5,475,155 towards the XTI JV.

The Company analyzed the transaction under ASC 810 Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The Joint Venture qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from Xeriant. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests are 50/50. However, the agreement provides for a Management Committee of five members. Three of the five members are from Xeriant. Additionally, Xeriant has a right to invest $10,000,000 into the JV. As such, Xeriant has substantial capital at risk. Based on these two factors, the conclusion is that Xeriant is the primary beneficiary of the VIE. Accordingly, Xeriant has consolidated the VIE.

The Company includes the assets and liabilities related to the VIE in the unaudited Condensed Consolidated Balance Sheets. Xeriant, Inc. provides cash to the VIE to fund its operations. The carrying amounts of consolidated VIE's assets and liabilities associated with the VIE subsidiary were as follows:

	March 31, 2023	June 30, 2022
Assets
Cash	$-	$4,516
Total Assets	$-	$237,494

Liabilities
Due from Xeriant Inc.	$4,475,155	$4,479,547
Total Liabilities	$4,475,155	$4,479,547

JV with Movychem

On April 2, 2022, the Company entered into a Joint Venture Agreement with Movychem s.r.o., a Slovakian limited liability company setting forth the terms for the establishment of a joint venture (the “Joint Venture”) to develop applications and commercialize a series of flame-retardant products in the form of polymer gels, powders, liquids and pellets derived from technology developed by Movychem under the name Retacell™. The Joint Venture is organized as a Florida limited liability company under the name Ebenberg, LLC and is owned 50% by each of the Company and Movychem.

For its capital contribution to the Joint Venture, pursuant to a Patent and Exclusive License and Assignment Agreement (the “Patent Agreement”), Movychem is transferring to the Joint Venture all of its interest to the know-how and intellectual property relating to Retacell exclusive of all patents, and the Company is contributing the amount of $2,600,000 payable (a) $600,000 at the rate of $25,000 per month over a 24 month period and (b) $2,000,000 within five business days of a closing of a financing in which the Company receives net proceeds of at least $3,000,000 but in no event later than six months from the Effective Date (Amended to February 15, 2023, as per Amended Agreement). As of March 31, 2023, the Company had two payments pending of $25,000 each, subject to satisfaction by Movychem of the terms of the Amendment to Joint Venture Agreement with Movychem. The Company is currently in discussions with Movychem with the intent of working with Movychem under a revised licensing arrangement. Under the terms of the Amendment to the Joint Venture Agreement, if the Company makes its $2,000,000 payment (and assuming the Company is current with its then monthly capital contributions), pursuant to the Patent Agreement, Movychem will transfer all of its rights, title and interest to all of the patents related to Retacell for an amount equal to aggregate cash contributions of the Company to the Joint Venture plus 40% of all royalty payments received by the Joint Venture for the licensing of Retacell products. Pending assignment of the patents to the Joint Venture, pursuant to the Patent Agreement, Movychem has granted to the Joint Venture an exclusive worldwide license under the patents.

Concurrently with the execution of the Joint Venture Agreement,  Movychem will provide  technical services to the Joint Venture related to the exploitation of the Retacell intellectual property and corporate, marketing, business development, communications and administrative services as requested by the Joint Venture in exchange for 40% of all royalty payments received by the Joint Venture for the licensing of Retacell products.

Under the Joint Venture Agreement, the Company has agreed to grant to certain individuals affiliated with Movychem five-year warrants (the “Warrants”) to purchase an aggregate of 170,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share with vesting depending on the satisfaction of various milestones as described therein.

Assuming that Movychem has fulfilled its obligations, the Joint Venture Agreement grants to Movychem the right to dissolve the Joint Venture in the event that the Company fails to make any of its capital contributions in which case the Joint Venture will be required to grant back to Movychem all joint venture intellectual property and the assignment to Movychem of any outstanding licenses. Additionally, the Services Agreement will be amended to provide that the 40% of royalties to be paid by to the Company will be limited to licensees who were first introduced to the Joint Venture or Movychem, as the case may be.  The Company’s position is that Movychem has not met its obligations under the Joint Venture Agreement and has notified Movychem of same.  It is uncertain whether or not the Joint Venture will move forward as it is currently organized.

The Company analyzed the transaction under ASC 810 Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The Joint Venture qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from both parties. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests are 50/50 and the agreement provides for a Management Committee of five members. Two of the five members are from Xeriant and Movychem, respectively and one is appointed by mutual agreement of the parties. Movychem is transferring to the Joint Venture all of its interest to the know-how and intellectual property relating to Retacell exclusive of all patents, and the Company is contributing cash. As such, both parties do not have substantial capital at risk. Based on these two factors, the conclusion is that no one is the primary beneficiary of the VIE. Accordingly, Xeriant has not consolidated the VIE. The Company has elected to account for the joint venture as an equity method investment in accordance with ASC 323 Investments – Equity Method and Joint Ventures.

As of March 31, 2023, and June 30, 2022, the Company contributed $307,619 and $115,356 to the joint venture, respectively.

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On March 31, 2023, and June 30, 2022, the Company had $0 and $811,429 in excess of FDIC insurance, respectively.

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leases 2,911 square feet of office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Boulevard, Suite 309, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019 through January 1, 2025 in which the first three months of rent were abated. Due to the COVID-19 pandemic, the company decided to have all employees work from home and intends to build out the office space by the end of July 2023 to allow employees to work from the office in July of 2023. The following table illustrates the base rent amounts over the term of the lease:

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

Right-of-use asset is summarized below:
March 31, 2023
Office lease	$220,448
Less: accumulated amortization	(125,715)
Right -of- use asset, net	$94,733

Operating lease liability is summarized below:
March 31, 2023
Office lease	$105,049
Less: current portion	(54,169)
Long term portion	50,880

Maturity of the lease liability is as follows:
Fiscal year ending June 30, 2023	15,245
Fiscal year ending June 30, 2024	62,201
Fiscal year ending June 30, 2025	37,112
114,558
Present value discount	(9,509)
Lease liability	$105,049

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount, as of March 31, 2023, and June 30, 2022, was $5,850,000 and $3,936,185, respectively.

	March 31,	June 30,
Convertible Notes Payable	2023	2022
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$5,850,000	$6,050,000
Total face value	5,850,000	6,050,000
Less unamortized discount	-	(2,113,815)
Carrying value	$5,850,000	$3,936,185

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
7,968,393
Carrying Value of Original Instrument
Original convertible debt instrument	6,050,000
Debt discount - warrant	(707,585)
Original issue discount	(341,692)
Debt discount - BCF	(602,696)
Carrying value of original debt	4,398,027
Loss on extinguishment	3,570,366

Effective December 27, 2022, the Company entered into an Amendment to Senior Secured Promissory Note (the “Amendment”) with Auctus Fund, LLC (“Auctus”) pursuant to which the parties agreed to amend the Company’s Senior Secured Convertible Promissory Note in the principal amount of $6,050,000 dated October 27, 2021 (the “Note”) issued to Auctus. The Amendment (i) extended the maturity date of the Note to March 15, 2023 and (ii) extended the dates for the completion of the acquisition of XTI Aircraft and the uplist of the Company’s common stock to a national securities exchange to March 15, 2023. In consideration of the Amendment, the Company agreed to (i) grant to Auctus a new Warrant to purchase 25,000,000 shares of Common Stock dated December 27, 2022 (the “Warrant”) at an exercise price of $0.09 per share; and (ii) make a prepayment of the Note in the amount of $50,000 on January 15, 2023 and $50,000 on February 15, 2023. As of the date of this filing, the Company had not repaid the Senior Secured Promissory Note, and is in active negotiations with Auctus Fund, LLC, to extend the maturity date. At this time, there is no assurance that Company will be successful in these efforts.  The Company tested the modification under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification resulted in a loss on an extinguishment in the amount of $689,621. The loss on extinguishment was determined as follows:

Reacquisition Price:
Modified convertible debt instrument	5,850,000
Fair value of warrants	689,621
Accrued Short-term Liability	100,000
6,639,621
Carrying Value of Original Instrument
Carrying value of original debt	5,950,000
Loss on extinguishment	689,621

For the nine months ended March 31, 2023, the Company recorded $461,482 in amortization of debt discount related to the Auctus note. As of March 31, 2023 and June 30, 2022, the carrying value of the Auctus note was $5,900,000 and $3,936,185, respectively.

The Note matured on March 15, 2023 and is considered in default as of March 31, 2023. The Company is involved in ongoing discussions with Auctus regarding the Note.  No assurance can be given that we will reach a successful resolution.

NOTE 7 – CONVERTIBLE BRIDGE LOANS – AT FAIR VALUE

Between January 13, 2023 and March 31, 2023, the Company issued convertible bridge loans with an aggregate face value of $270,000. The notes have a coupon rate of 10% and a maturity date of one year. If the Company has a Liquidity Event (i.e. the Company a public offering of Common Stock (or units consisting of Common Stock and warrants to purchase Common Stock), resulting in the listing for trading of the Common Stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange), the notes and any accrued interest automatically convert into common stock. The Liquidity Event Conversion Price is the lesser of (a) $0.09 and (b) the product of (x) the Liquidity Event Price multiplied by (z) 75%. In the event a Liquidity Event does not occur, the Holder has the option to convert the Notes on the maturity date at a conversion price of $0.09.

In addition to the Notes, the holders received an aggregate 2,700,000 warrants. The warrants have an exercise price of $0.09 per share and have a five-year exercise term.

The Company analyzed the Convertible Bridge Loans to determine if they were within the scope of ASC 480 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Contract embodies a conditional obligation to transfer a variable number of shares in which the monetary value of the obligation is based solely or predominantly on, among other things, a fixed monetary amount known at inception. Additionally, the obligation is, in substance, a “traditional” debt arrangements, with the stock of the issuer used as the form of currency for repayment. As a result, the instruments are recorded at fair value pursuant to ASC 480-10-30-7. As of March 31, 2023 and June 30, 2022, the fair value of the Convertible Bridge Loans were $185,810 and $0, respectively. During the nine months ended March 31, 2023 and 2022, the Company recorded $3,258 and $0 in interest expense related to these loans, respectively. During the nine months ended March 31, 2023 and 2022, the Company recorded $817 and $0 in decrease in fair value of Convertible Bridge Loans, respectively.

The Company evaluated the detachable warrants under the requirements of ASC 480 and concluded that the warrants do not fall within the scope of ASC 480. The Company next evaluated the notes under the requirements of ASC 815 “Derivatives and Hedging” and concluded the warrants meet equity classification. The warrants were valued using Black-Scholes Merton (“BSM”) and were determined to have a value of $121,316, which is recorded in the Statement of Stockholders’ Equity.

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and as of June 30, 2022:

	March 31, 2023			June 30, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Convertible Bridge Loans	$—	—	185,810	$—	—	—

Fair values determined by Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets. Level 3 instruments are characterized by unobservable inputs that are supported by little or no market activity, which require management judgment or estimation. The fair value of the Convertible Bridge Loan has three components: (i) Principal, (ii) Interest, and (iii) a Redemption Feature. The first two components (i.e. Principal and Interest) were valued using an income approach. For the Redemption Feature, the Company uses a Black-Scholes Merton (“BSM”) valuation technique because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving this component. Such assumptions include market price, strike price, term, market trading volatility and risk-free rates.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the Redemption Feature Component of the Convertible Bridge Loans:

	Inception Dates	Quarter Ended
Quoted market price on valuation date	$0.027 - $0.05	$0.028
Effective contractual conversion rates	$0.09 - $0.012	$0.09 - $0.012
Contractual term to maturity	0.4 -1 year	0.5 – 0.8 year
Market volatility:
Volatility	115% - 135%	135%
Risk-adjusted interest rate	4.32% - 5.14%	4.79 – 4.94%

The following table summarizes the total carrying value of the Company’s Level 3 instruments held as of March 31, 2023 including cumulative unrealized gains and losses recognized during the nine months ended March 31, 2023:

Period Ended
March 31, 2023
Balances at beginning of period	$-
Issuances:
Convertible Bridge Loans	189,885
Interest accruals	3,258
Changes in fair value inputs and assumptions reflected in income	(817)
Balances at end of period	$185,810

NOTE 9– RELATED PARTY TRANSACTIONS

Consulting fees

During the nine months ended March 31, 2023, and 2022, the Company recorded $150,000 and $134,000 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. As of March 31, 2023, and June 30, 2022, $15,000 and $22,000 was recorded in accrued liabilities.

For the nine months ended March 31, 2023, and 2022, the Company recorded $77,000 and $92,000 respectively, in consulting fees to Edward DeFeudis, a Director of the Company. As of March 31, 2023, and June 30, 2022, $5,000 and $0 was recorded in accrued liabilities.

During the nine months ended March 31, 2023, and 2022, the Company recorded $49,000 and $65,000 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. As of March 31, 2023, and June 30, 2022, $14,000 and $7,000 was recorded in accrued liabilities.

During the nine months ended March 31, 2023, and 2022, the Company recorded $20,000 and $22,500 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. As of March 31, 2023, and June 30, 2022, $5,000 and $7,000 was recorded in accrued liabilities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – EQUITY

Common Stock

As of March 31, 2023 and June 30, 2022, the Company had 5,000,000,000 shares of common stock authorized with a par value of $,0.00001. There were 381,933,144 and 365,239,001 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively.

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

Nine Months Ended March 31, 2023

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

On March 17, 2023, the Company issued 5,000,000 shares of common stock in exchange for the conversion of 500 shares of Series A Preferred Stock.

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

As of March 31, 2023, and June 30, 2022, the Company has 769,395 and 781,132 of shares of Series A Preferred Stock issued and outstanding, respectively.

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

On March 17, 2023, the Company issued 5,000,000 shares of common stock in exchange for the conversion of 500 shares of Series A Preferred Stock.

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

Stock Options

In connection with certain advisory board compensation agreements, the Company issued an aggregate 21,250,000 options at an exercise price of $0.12 per share for the year ended June 30, 2022. These options vest quarterly over twenty-four months and have a term of three years. The grant date fair value was $3,964,207. The Company recorded compensation expense in the amount of $642,492 and $1,887,545 for these options for the nine months ended March 31, 2023, and 2022, respectively. As of March 31, 2023, there was $59,624 of total unrecognized compensation cost related to non-vested portion of options granted.

As of March 31, 2023, there are 21,250,000 options outstanding, of which 18,031,250 are exercisable. The weighted average remaining term is 1.17 years.

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	215.12% - 275.73%
Range of interest rates	0.20% - 0.47%

Warrants

As of March 31, 2023, and June 30, 2022, the Company had 108,212,161 and 55,512,161 warrants outstanding respectively. The warrants are detailed as follows:

	Warrants Issued with Convertible Notes	Warrants Issued with Convertible Bridge Loans
Shares indexed to common stock	105,512,161	2,700,000
Exercise price	$0.025 - $0.1187	$0.021
Contractual term to maturity	5 years	5 years
Relative fair values	$2,777,081	$121,316

The Company evaluated the warrants under ASC 815 Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair values. During the year ended June 30, 2022, holders of warrants exercised warrants for 4,305,000 shares of common stock for aggregate proceeds of $128,550. As of March 31, 2023, and June 30, 2022, the weighted average remaining useful life of the warrants was 4.0.

NOTE 12 - NON-CONTROLLING INTEREST

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

NOTE 13 – SUBSEQUENT EVENTS

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended June 30, 2022. The unaudited statements of operations for the nine months ended March 31, 2023 and 2022 are compared in the sections below.

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

JV with XTI Aircraft

On May 31, 2021, the Company entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”), a Delaware corporation, to form a new company, called Eco-Aero, LLC (the “JV”), a Delaware limited liability company, with the purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff, and landing (eVTOL) fixed wing aircraft. Under the Agreement, Xeriant is contributing capital, technology, and strategic business relationships, and XTI is contributing intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the JV. The JV is managed by a management committee consisting of five members, three appointed by the Company and two by XTI. The Agreement was effective on June 4, 2021, with an initial deposit of $1 million into the JV. Xeriant’s financial commitment is up to $10 million, contributed as needed based on the aircraft development timeline and budget. To date, as of March 31, 2023, Xeriant has contributed $5,475,155 to the Joint Venture.

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

Assuming that Movychem has fulfilled its obligations, the Joint Venture Agreement grants to Movychem the right to dissolve the Joint Venture in the event that the Company fails to make any of its capital contributions in which case the Joint Venture will be required to grant back to Movychem all joint venture intellectual property and the assignment to Movychem of any outstanding licenses. Additionally, the Services Agreement will be amended to provide that the 40% of royalties to be paid by to the Company will be limited to licensees who were first introduced to the Joint Venture or Movychem, as the case may be.  The Company’s position is that Movychem has not met its obligations under the Joint Venture Agreement and has notified Movychem of same.  It is uncertain whether or not the Joint Venture will move forward as it is currently organized.

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

As of March 31, 2023 and June 30, 2022, the Company contributed $ $307,619 and $115,356 to the joint venture, respectively.

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

Three months ended March 31, 2023, compared to the three months ended March 31, 2022

General and administrative expenses

Total general and administrative expenses were $226,107 and $799,520 for the three months ended March 31, 2023, and 2022, respectively. In the prior period, there were increased expenses due to stock issuances related to consulting fees and advisory board fees.

Professional Fees

Total professional fees were $62,445 and $102,646 for the three months ended March 31, 2023, and 2022, respectively. The decrease was primarily due to less legal fees in the current period.

Related Party Consulting Fees

Total related party consulting fees were $84,000 and $135,500 for the three months ended March 31, 2023, and 2022, respectively. The related party consulting fees for the three months ended March 31 2023 consisted of (i) $40,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $14,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, (iii) $25,000 to Edward DeFeudis, Director, and (iiv) $5,000 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The consulting fees for the three months ended March 31, 2022 consisted of i) $60,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $28,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, (iii) $40,000 to Edward DeFeudis, Director, and (iv $7,500 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO.

Sales and marketing expenses

Total sales and marketing expenses were $14,688 and $25,771 for the three months ended March 31, 2023, and 2022, respectively. During the three months ended March 31, 2023, the Company’s sales and marketing expenses were associated with social media marketing campaigns, events and press releases.

Research and Development Expenses

Total research and development expenses were $0 and $7,587 for the three months ended March 31, 2023, and 2022, respectively. These research and development expenses were in connection with our Eco-Aero, LLC joint venture with XTI Aircraft Company for funding the preliminary design phase in the development of an aircraft, called the TriFan 600. There were no expenses for the joint venture for the three months ended March 31, 2023. Research & Development Expenses relating to Movychem/Ebenberg JV are accounted for through Ebenberg, LLC.

Other Income (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes, and a loss on settlement of debt. Total other expenses were $2,498 for the three months ended March 31, 2023, compared to $1,733,610 for the three months ended March 31, 2022. The decrease was primarily due to recording the amortization of debt discount from the Auctus convertible note signed in October 2021 and the loss on extinguishment of debt due to the Auctus Note modification.

Net loss

Total net loss was $389,738 for the three months ended March 31, 2023, compared to $2,808,634 for the three months ended March 31, 2022. The decrease was primarily related to amortization of debt discount of $1,598,683 in the prior period versus $0 in the current period.

Nine months ended March 31, 2023, compared to the nine months ended March 31, 2022

General and administrative expenses

Total general and administrative expenses were $1,112,184 and $3,120,772 for the nine months ended March 31, 2023, and 2022, respectively. In the prior period, there were increased expenses due to stock issuances related to consulting fees and advisory board fees.

Professional Fees

Total professional fees were $231,073 and $234,671 for the nine months ended March 31, 2023, and 2022, respectively.

Sales and marketing expenses

Total sales and marketing expenses were $22,987 and $670,889 for the nine months ended March 31, 2023, and 2022, respectively. During the nine months ended March 31, 2022 the Company’s sales and marketing expenses were associated with social media marketing campaigns, events and press releases.

Related Party Consulting Fees

Total related party consulting fees were $296,000 and $348,925 for the nine months ended March 31, 2023, and 2022, respectively. The related party consulting fees for the nine months ended consisted of (i) $150,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $49,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, (iii) $77,000 to Edward DeFeudis, Director, and (iiii) $20,000 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The consulting fees for the nine months ended March 31, 2022 consisted of i) $134,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $65,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, (iii) $92,000 to Edward DeFeudis, Director, and (iiii) $22,500 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO.

Research and Development Expenses

Total research and development expenses were $0 and $5,207,806 for the nine months ended March 31, 2023, and 2022, respectively. These research and development expenses were in connection with our Eco-Aero, LLC joint venture with XTI Aircraft Company for funding the preliminary design phase in the development of an aircraft, called the TriFan 600. There were no expenses for the joint venture for the nine months ended March 31, 2023. Research & Development Expenses relating to Movychem/Ebenberg JV are accounted for through Ebenberg, LLC.

Other Income (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes, and a loss on settlement of debt. Total other expenses were $4,839,377 for the nine months ended March 31, 2023, compared to $3,195,869 for the nine months ended March 31, 2022. The increase was primarily due to recording the amortization of debt discount from the Auctus convertible note signed in October 2021 and the loss on extinguishment of debt due to the Auctus Note modification.

Net loss

Total net loss was $6,501,621 for the nine months ended March 31, 2023, compared to $12,779,032 for the nine months ended March 31, 2022. The decrease was primarily related amortization of debt discount of $3,012,642 and $5,207,806 of research and development expenses in the prior period versus $0 of research and development expenses and $461,842 of amortization of debt discount in the current period. The difference was partially offset by the loss on extinguishment of debt in the amount of $4,259,987 for the current period.

Liquidity and Capital Resources

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. On March 31, 2023 and June 30, 2022, the Company had $104,080 and $1,065,945 in cash and $6,093,241 and $3,002,259 in negative working capital, respectively. On March 31, 2023, the principal balance of the Auctus Senior Secured Promissory Note was $5,900,000 including Accrued Liability of $50,000. The Note matured on March 15, 2023, and the company has been in discussions with Auctus to resolve the liability. For the nine months ended March 31, 2023, and 2022, the Company had a net loss of $6,501,621 and $12,779,032, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

During the nine months ended March 31, 2023, our operating activities used $1,037,035 of net cash used compared to using $6,415,055 of net cash used in our operating activities during the nine months ended March 31 2022. This difference primarily related to a decrease in stock-based compensation and stock issued for services offset by higher amortization of debt discount and loss on settlement of debt.

Funding Strategy

To date, our operations have been funded primarily through private investors. The company continues to obtain funding from private investors as needed. We have had a number of discussions with broker-dealers regarding the funding required to execute the Company’s business plan, which is to acquire and develop breakthrough technologies or business interests in those companies that have developed these technologies. An S-1 Registration Statement was filed on January 18, 2023, for the purpose of raising capital for the Company to execute its business plan.  No assurance can be given that funds will be available, or, if available, will be on terms acceptable to The Company.

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

At March 31, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at March 31, 2023, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in “Risk Factors” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

 Refer to Note 6 relating to Auctus Senior Secured Promissory Note

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 2, 2023, the Company filed an S-1/A and a response to the SEC's February 15, 2023, comment letter regarding the S-1 filed on January 18, 2023. To date there have been no other significant subsequent events.

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

XERIANT, INC.

Date: May 22, 2023	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: May 22, 2023	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

