Form 10-K
period 2023-06-30
XERIANT, INC.
filed 2023-10-16
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously filed financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10 D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2022, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock as reported by the OTCQB Marketplace on such date, was approximately $30.4 million. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 12, 2023, the registrant had 401,033,144 outstanding shares of common stock.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends,” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described in Item 1A of this Report under the caption “Risk Factors” and elsewhere in this Report, including the exhibits hereto.

All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. You are cautioned not to place undue reliance on such statements, which should be read in conjunction with the other cautionary statements that are included elsewhere in this Report. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

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

PART I.

Item 1. Business

Xeriant, Inc. (“Xeriant” or the “Company”) is dedicated to the discovery, development and commercialization of advanced materials and technology related to next generation air and spacecraft, which can be successfully integrated and commercialized for deployment across multiple industrial sectors. We seek to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant’s advanced materials line will be marketed under the DUREVER™ brand, and includes NexBoard™, an eco-friendly, patent-pending composite building panel made from plastic and cellulose waste, designed to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction and is dependent on the availability of capital and feedstock. Xeriant is located at the Research Park at Florida Atlantic University in Boca Raton, Florida adjacent to the Boca Raton Airport.

Corporate History

We were originally incorporated in Nevada on December 18, 2009, under the name Eastern World Solutions, Inc. The name changed to Banjo & Matilda, Inc. on September 24, 2013. Effective June 22, 2020, the Company changed its name from Banjo & Matilda, Inc. to Xeriant, Inc.

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

On May 31, 2021, the Company entered into a Joint Venture Agreement with XTI Aircraft Company (“XTI”) to form a new company, called Eco-Aero, LLC (the “JV”), with the purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff, and landing (eVTOL) fixed wing aircraft. Under the Agreement, Xeriant has contributed capital, technology, and strategic business relationships, and XTI was contributing intellectual property, licensing rights and know-how. XTI and the Company each own 50 percent of the JV. The Company is the controlling Member and, as such, accounts for the JV as a consolidated entity. Preliminary design of the aircraft was completed during the first quarter of fiscal year 2022 according to XTI.

On May 17, 2022, the Company entered into a Letter Agreement with XTI whereby Xeriant would receive compensation for introducing Inpixon, a Nasdaq-listed company, to XTI for a combination or any other transaction.  Should a combination or any other transaction occur, the compensation due to Xeriant would include a six percent (6%) fully diluted interest in XTI upon dissolution of its Joint Venture with Xeriant, and XTI would assume Xeriant’s obligations under its Senior Secured Note with Auctus Fund, LLC.  On July 25, 2023, Inpixon filed an 8-K announcing that they had signed an Agreement of Plan and Merger with XTI. On October 6, 2023, Inpixon filed an S4/A for the business combination with XTI. Due to the disclosures in the XTI and Inpixon filings, we believe Xeriant is entitled to the compensation provided in its Letter Agreement with XTI.  As of the date of this filing, we remain engaged in dialogue with XTI to enforce compliance with the Letter Agreement and to find an amicable resolution, although no assurance can be given that such a resolution will be achieved.

Effective April 2, 2022, the Company entered into a Joint Venture with Movychem s.r.o., a Slovakian limited liability company (“Movychem”), called Ebenberg, LLC, setting forth the terms for the establishment of a joint venture to exploit the Movychem Intellectual Property and the Purchased Patents. The JV was organized as a Florida limited liability company and was owned 50% by each of the Company and Movychem. Effective June 30, 2023, the Joint Venture was terminated, and the entity will be subsequently dissolved.

OUR BUSINESS SUMMARY

Introduction

The Space Race fueled global competition to own the skies, and led to break-neck innovations in aerospace, technology and advanced materials. From the first manned space flight to the first man on the Moon, aerospace has been at the leading edge of some of the most important technological, design and engineering breakthroughs that have ever impacted global industry. The commercialization of transformative aerospace technologies, including eco-friendly specialty materials, has been successfully deployed and integrated across multiple industry sectors, and has led to a more prosperous and interconnected global economy. These advancements are producing next-generation materials that can affect every facet of our lives with improved safety, durability and decreased environmental impact.

Company Overview

Advanced Materials

A primary focus of our Company is the acquisition and commercial exploitation of eco-friendly, advanced materials and chemicals which have applications across a broad range of industries and the potential to generate significant near-term revenue. Our commercialization strategy encompasses licensing arrangements and joint ventures, which would allow for more rapid access to the market with reduced capital requirements and financial risk. In addition to providing the production and distribution infrastructure, these established partnering companies can streamline testing and certification and add brand recognition value. Once manufacturing has been established at sufficient production capabilities, the advanced materials and chemicals may be sold as standalone products, enhancements to existing products, or used in the development of proprietary products under a new trademarked brand owned by the Company. We are exploring manufacturing and branding opportunities for specific products derived from advanced materials and chemicals acquired or developed, which would involve setting up production facilities, equipment, systems and supply chain.

Effective April 2, 2022, we entered into a Joint Venture Agreement with Movychem s.r.o, a Slovakian chemical company, setting forth the terms for a joint venture (referred to herein as the Movychem JV) to exploit the Movychem Intellectual Property and the Purchased Patents.  The Movychem JV, owned 50% by Xeriant and 50% by Movychem, subject to certain funding conditions, was granted the exclusive worldwide rights to the intellectual property related to Retacell®, an industrial flame-retardant, and would be responsible for developing applications and commercializing products.

On June 8, 2022, Xeriant announced the development of a multi-purpose, high-strength fire- and water-resistant composite panel made from a formulation of Retacell® and a cardboard fiber-reinforced polymeric resin. The panel described in the press release was initially produced in a benchtop setting.

After experiencing a number of issues, including but not limited to Movychem’s unwillingness to provide material documentation, processes and information required for the exploitation of Retacell®, the Company independently developed an upcycled construction panel, without the inclusion of Retacell®, outside of the Movychem JV.

On July 11, 2023, Xeriant announced the successful testing of a proprietary high-volume production process for an environmentally friendly patent-pending composite construction panel (“NexBoard”) that can be produced in the United States at industrial scale. This approach will enable the Company to unlock existing demand indicated by several homebuilders and developers seeking environmentally friendly construction panels in varying thicknesses and sizes, including standard 48” x 96” sheets, economically and with consistency and efficiency.

Because of Movychem’s non-performance as described above, Xeriant ceased paying Movychem $25,000 per month as required in the Joint Venture beginning December 2022.  On February 13, 2023, Movychem formally requested dissolution of its Joint Venture with Xeriant, Ebenberg, LLC.  On February 24, 2023, Xeriant provided a formal response to Movychem, highlighting its multiple and sustained lapses in collaborative efforts related to the commercialization of the Retacell® technology.  Subsequent to this communication, Xeriant expressly repudiated Movychem’s proposition for dissolution and their proposition to take an exclusive territory to market Retacell®.  Because Xeriant is focused on the commercialization and industrial-level production of eco-friendly composite construction panels, and has moved beyond the Retacell® technology, the Company agreed to dissolution of the Ebenberg, LLC Joint Venture effective June 30, 2023.

On March 31, 2023, we filed a provisional patent application titled “Multilayered Fire-Resistant Polymer Composite and Method for Producing Same,” for a method of producing a unique fire-resistant thermoplastic and fiber composite material which may be formed or shaped into various construction products of different thicknesses and dimensions. This green material will be composed primarily of recycled plastic, cellulose and eco-friendly fire-retardant chemicals, including but not limited to use in walls, ceilings, flooring, framing, siding, roofing, molding, and decking, used in construction. Subject to available capital, we are planning to build manufacturing facilities in the United States for the production of NexBoardTM in order to meet market demand, or alternatively license the technology and process. We have identified potential sites for near-term contract manufacturing, a pilot plant, and large manufacturing facilities, received bids for specialized manufacturing equipment, developed timetables related to the action plan, and hired a managing director with decades of experience to oversee the projects.

On July 30, 2023, we filed the trademark BlueGreen for ecofriendly composite building products and Durever™ for the same categories on July 31, 2023.

Aerospace

Another area of interest for our Company continues to be the emerging aviation market called Advanced Air Mobility (AAM), the transition to more efficient, eco-friendly, automated and convenient flight operations enabled by the convergence of technological advancements in design and engineering, composite materials, propulsion systems, battery energy density and manufacturing processes. Next-generation aircraft being developed for this market offer low-cost, on-demand flight for passengers and cargo, utilizing lower altitude airspace and bypassing the traditional hub and spoke airport network with vertical takeoff and landing (VTOL) capabilities. Many of these lightweight aircraft are electrically powered through either hybrid or pure battery systems, which allows for quieter, low emission flights over urban areas, however with limited speed and range. The adoption and integration of niche aerial services through AAM is expected to provide benefits throughout the economy. We plan to partner with and acquire strategic interests in visionary companies that accelerate our mission of commercializing critical breakthrough AAM technologies which enhance performance, increase safety, and enable and support more efficient, autonomous, and sustainable flight operations, including electric and hybrid-electric passenger and cargo transport aircraft capable of vertical takeoff and landing. Our plan to source and acquire strategic interests in leading aerospace companies developing breakthrough VTOL aircraft began in the second quarter of fiscal year 2021.

Effective May 27, 2021, we entered into a Joint Venture Agreement with XTI Aircraft Company (“XTI”), a privately owned Original Equipment Manufacturer (OEM) based in Englewood, Colorado, for the purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric vertical takeoff and landing (eVTOL) fixed-wing aircraft.

Through our joint venture with XTI, (referred to hereinafter as the “XTI JV”), we were involved in the successful completion of the preliminary design of their TriFan 600 eVTOL aircraft. The TriFan 600 is being designed to become the fastest, longest-range VTOL aircraft in the world and the first commercial fixed-wing VTOL airplane, with current pre-orders of approximately seven billion dollars in gross revenue upon delivery of those aircraft.

The purpose of the XTI JV, preliminary design review (PDR), had been achieved during the first quarter of fiscal year 2022.  At that point, Xeriant had funded approximately $5.5 million into the XTI JV.

On May 17, 2022, Xeriant signed a Letter Agreement with XTI related to the introduction of XTI to the Nasdaq company, Inpixon.  Under this Letter Agreement, if there was a combination or other transaction between XTI and Inpixon, Xeriant would receive compensation of 6 percent of XTI fully diluted on a pre-merger basis, and XTI would assume the obligations of Xeriant’s Senior Secured Note with Auctus Fund, LLC.  On July 25, 2023, Inpixon filed an 8-K, announcing their intention to merge with XTI having executed an Agreement of Plan and Merger. The filing also showed that XTI had engaged in a transaction with Inpixon on March 10, 2023, receiving $300,000 in funding.  Inpixon subsequently filed an S-4/A registration statement on October 6, 2023. Due to the disclosures in the XTI and Inpixon filings, we believe Xeriant is entitled to the compensation provided in its Letter Agreement with XTI. XTI and Inpixon are disputing the fact that the Letter Agreement gives rise to compensation to the Company.  Please refer to the discussion in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the dispute. As of the date of this filing, we remain engaged in dialogue with XTI to enforce compliance with the Letter Agreement and to find an amicable resolution, although no assurance can be given that such a resolution will be achieved.

In the area of aerospace, management believes that Xeriant can grow expeditiously by acquiring technology and assets primarily through acquisitions, joint ventures, strategic investments, and licensing arrangements. As a publicly traded company, we offer our subsidiaries such benefits as improved access to capital, higher valuations and lower risk through the shared ownership of a diversified portfolio, while allowing these entities to maintain independence in their distinct operations to focus on their fields of expertise. Cost savings and efficiencies may be realized from sharing non-operational functions such as finance, legal, tax, sales and marketing, human resources, purchasing power, as well as investor and public relations.

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

Advanced polymer materials with superior performance characteristics, including flame-resistance with non-toxic gases, have wide applicability in the construction industry. Plastic composite boards may be fabricated from a range of polymers, including polypropylene (PP), polystyrene (PS), polyvinyl chloride (PVC) and polyamide (PA), which are inherently water-resistant, and reinforced with a variety of materials, including cardboard fiber, fiberglass, wood or carbon, which provide increased mechanical strength. Additives, surface treatments and decorative finishes can further enhance the properties of the boards, which can be manufactured in standard sizes and become a replacement for gypsum and wood-based structural panels such as drywall, plywood, Oriented Strand Board (OSB) and Medium Density Fiberboard (MDF), and flooring. Plastic composite boards made from recycled plastics and fiber are considered green building products, not only because they decrease the amount of waste materials from landfills, but because they have insulating properties that can cut energy costs. When infused with a non-toxic flame retardant, these eco-friendly composite panels can be an effective passive fire protection system, providing superior safety and minimizing property damage from flame spread and smoke.

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

•

According to Research and Markets, global investments in sustainable and green technologies for smart cities and megaprojects is expected to reach USD 6.96 trillion by 2030, which represents a Compound Annual Growth Rate (CAGR) of 24.2%, which is expected to result in a rising demand for wood plastic composites and creating opportunities for interior construction manufacturers.

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

•

The global plywood market size is estimated to be valued at USD 80.5 billion in 2022 and is expected to reach a valuation of USD 115 billion by 2028, based on a CAGR of 6.1%, according to Future Market Insights.

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

•

Emergen Research estimates the global structural insulated panels (SIPs) market was USD 409.4 million in 2020 and is expected to register a CAGR of 5.2% during the forecast period, reaching USD 583.8 million in 2027.

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

•

An estimated 1.6 billion people live in substandard housing, 100 million people worldwide are homeless, and one in four people live in conditions that are harmful to their health, safety and prosperity, according to United Nations’ statistics.

•	By 2050, the world population is projected to reach 9.8 billion, according to the United Nations.

The aerospace industry continues to evolve and adapt as market conditions change and as technological innovation enables the development of aircraft with new capabilities, applications and business cases. Next-generation aircraft are more efficient, sustainable, reliable, automated and safer through technological improvements in design optimization and modeling, advanced materials, artificial intelligence, alternative propulsion systems and manufacturing processes. Many of the airframe configurations enabled by these developments are being designed for the emerging aviation market called Advanced Air Mobility (AAM), the integration of new aircraft designs and flight technologies to move people and cargo between places not usually served by existing ground or air transportation. Common technologies in AAM include electric propulsion, short and vertical takeoff/landing techniques, composite materials, and the ability to remotely or autonomously pilot aircraft. In addition to being quieter with less or no carbon emissions, it is anticipated that these new aircraft will have lower operating, maintenance, and repair costs compared with other aircraft, including helicopters.

Below are some compelling statistics and forecasts in support of the development and commercialization of aerospace technologies related to AAM:

•	Investment bank Morgan Stanley forecasts a USD 1 trillion total addressable market for electrically powered autonomous passenger and cargo air transport vehicles by 2040, and USD 9 trillion by 2050.

•	Nearly half of all flights globally are short-haul routes, less than 500 miles, which presents a significant opportunity for electrically powered aircraft.

•

Almost 3,000 general aviation airports in the U.S. have no scheduled passenger flights but are being maintained by the federal government through funds appropriated by Congress. These airports can be utilized for flights by electrically powered aircraft to connect underserved areas, ultimately creating a more distributed air transportation network.

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

The Research Park at Florida Atlantic University

In August 2019, Xeriant was approved by the Florida Atlantic Research and Development Authority to become a member and tenant of the Research Park at Florida Atlantic University (FAU) in Boca Raton, Florida, which is part of the university and adjacent to the Boca Raton Airport. FAU is one of the top engineering schools in the state, and part of the National Science Foundation’s Industry/University Cooperative Research Center Program called the Center for Advanced Knowledge Enablement (CAKE). The 70-acre Research Park, home to many technology companies and research-based organizations, is the site of Xeriant’s main office. FAU recently opened a center for Artificial Intelligence and Connected Assured Autonomy through their College of Engineering and Computer Science, which is applicable to advanced aircraft systems. The Company is engaging with FAU’s academic team, both faculty and students, to assist in screening and validating various technologies and to work together in a series of joint research initiatives. The relationship with FAU gives Xeriant credibility, since few companies are selected for membership in its research park and may provide access to grant programs and financing opportunities. Universities continue to be an indispensable source for novel discoveries in science and technology, with an impressive history of innovations that changed the world. Research parks have become the intermediaries between these academic institutions and industry, a hybrid of two diverse cultures that foster a dynamic innovation ecosystem of technology transfer, economic development and the generation of skilled labor. Faculty members often play a direct role in furthering the commercialization of technologies by launching new companies.

Intellectual Property

On March 31, 2023, the Company filed a provisional patent application titled “Multilayered Fire-Resistant Polymer Composite and Method for Producing Same,” for a method of producing a unique fire-resistant thermoplastic and fiber composite material which may be formed or shaped into various construction products of different thicknesses and dimensions. This green material will be composed primarily of recycled plastic, cellulose and ecofriendly fire-retardant chemicals, including but not limited to use in walls, ceilings, flooring, framing, siding, roofing, molding, and decking, used in construction.

Xeriant owns a 64% interest in its subsidiary, American Aviation Technologies, LLC (AAT). AAT owns a patented VTOL drone/aircraft concept called Halo. All intellectual property rights to Halo, including patents and applications for patents, were acquired on October 2, 2018. A Halo utility patent was filed on September 28, 2018, which was a continuation of U.S. Patent Application Serial No. 12/157,180, filed June 5, 2008, which claimed the benefit of and priority to U.S. Patent Application Serial No. 60/941,965, filed June 5, 2007, with both prior applications fully incorporated in their entireties and for all purposes. We received a Notice of Allowance from the U.S. Patent and Trademark Office dated June 10, 2019, on the major claims in the patent application, which indicated the agency’s intent to issue a patent. AAT received an additional Notice of Allowance dated June 22, 2020, covering additional Halo claims. AAT received patent US 2020/0062385 A1 on February 27, 2020, and patent US 10,814,974 B2 on October 27, 2020.

Xeriant has filed trademark applications with the U.S. Patent and Trademark office for the following marks, including names, logos and slogans: Xeriant name, Xeriant logo, “Innovation Soaring,” “Evolution in Flight,” “Evolution of Flight,” “NexBoard,” “BlueGreen,” and “Durever.”

Market Opportunity

Xeriant has identified emerging areas of technology with exceptional market opportunity, which is the basis for potential acquisitions, strategic partnerships or licensing arrangements. We have identified early-stage technology companies, as well as established companies that have been confined to a limited geographical area, have developed breakthrough, high-market-potential technologies, and that are past the concept/seed capital stage. Some companies are already generating revenue while others have a clear path to revenue. Many are acquisition targets or have the potential for a combination or roll-up. In some cases, their technology originated and was developed out of an academic environment. As a strategic partner or acquiror, we provide companies with access to capital, liquidity through an exchange of equity, new market opportunities and synergistic contacts, and university relationships for research and grants, while maintaining partners’ operational independence. We believe entrepreneurial spirit, passion, and vision are critical to success, and we believe that we can provide strategic guidance, access to financial markets, and investor liquidity.

Over the past couple of years, the Company has been involved with developing and commercializing ecofriendly building products made with a proprietary flame retardant and recycled materials, now branded Durever™, and NexBoardTM as a replacement for drywall and other building products.   This innovation has generated strong interest from key players in the real estate development and construction industry and building materials retailers in the U.S., who are looking to participate in the circular economy and for alternatives to the hazardous waste created from drywall, toxic chemicals used in some flame retardants, and wood because of deforestation and its degradation when exposed to fire or water. The global green construction materials market, estimated at USD 318 billion in 2021, is projected to reach $575 Billion by 2027, based on a report by Emergen Research.  The global market for green building materials is forecasted to reach $951 billion by 2030 according to a report by Fortune Business Insights.

According to Grand View Research, the global building materials market related to gypsum wallboards, plywood, OSB, flooring and siding was valued at USD 838.1 billion in 2021 and is forecasted to reach USD 1,092.4 billion by 2025. The green building materials market was valued at USD 256.5 billion in 2021 and is projected at USD 350.3 billion in 2025, based on a study by Allied Market Research.

On May 31, 2021, the Company entered into a 50-50 joint venture with XTI Aircraft Company to complete the preliminary design phase in the development of the TriFan 600, a hybrid-electric fixed-wing VTOL aircraft that uses three ducted fans for vertical lift. The TriFan 600 would be the fastest and longest-range VTOL aircraft in the world, and the first commercial fixed-wing VTOL airplane. The TriFan 600 has a maximum cruise speed of 345 mph and a range of over 850 miles with conventional takeoff and landing, and 700 miles when taking off and landing vertically, which is far superior to other leading eVTOL aircraft in development. In comparison, Lilium Jet, Joby Aviation’s S4, and the Archer Maker have published maximum cruise speeds of 175 mph, 200 mph, and 200 mph respectively, with ranges of 150 miles, 150 miles, and 60 miles respectfully. The TriFan 600 can be configured with the standard six seats (5 passengers + pilot), nine seats for air taxi routes (8 passengers + pilot), or as an emergency medical aircraft. As a scalable platform, there is also a cargo variant called the TriFan 200 and a 12-15 seat model. XTI’s management team includes the former top executives of Aereon Supersonic, Gulfstream, Citation, Skunk Works, Textron, Cessna Aircraft, and AVX Aircraft who, combined, have developed and certified more than 40 new aircraft designs over their careers. There are approximately 700 presales or reservations for the TriFan 600 representing approximately $7 billion in potential future revenue. Upon dissolution of the joint venture, Xeriant will receive a direct interest in XTI aircraft.

Under a Letter Agreement executed on May 17, 2022, between Xeriant and XTI, in conjunction with their joint venture, Xeriant would receive additional compensation for its introduction of XTI to Inpixon, a Nasdaq-listed company, if a combination or any other transaction occurs between the parties.  On July 25, 2023, it was announced through an 8-K filed by Inpixon, that an Agreement of Plan and Merger had been executed between XTI and Inpixon. Due to the disclosures in the XTI and Inpixon filings, we believe Xeriant is entitled to the compensation provided in its Letter Agreement with XTI.  As of the date of this filing, we remain engaged in dialogue with XTI to enforce compliance with the Letter Agreement and to find an amicable resolution, although no assurance can be given that such a resolution will be achieved.

A cross-section of Morgan Stanley Research’s equity analysts last year detailed how investment in autonomous flying aircraft is accelerating. The BluePaper described implications for the future of passenger travel, military and defense applications, and freight and package transportation, and projected a total addressable market of $1.5 trillion for autonomous aircraft by 2040.

Xeriant focuses on disruptive technology with broad applications across high value industries. Categories include a broad range of disciplines impacting areas such as advanced materials, AI, sensors, communications, navigation and defense. Target companies and technologies should have significant upside potential, unique I/P, roll up or combination potential, have a quality team in place to execute their business plan, and need funding for execution or growth.

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

The Company is planning to commercialize a slate of ecofriendly building products under the Durever™ brand, mainly through licensing arrangements with major industry leaders, which would allow for more rapid access to the market with reduced capital requirements and financial risk. Our flagship product is a multi-purpose, high-strength fire- and water-resistant composite panel made from a formulation of a proprietary flame retardant and a cellulose fiber-reinforced polymeric resin, called NexBoardTM, which will be sourced from recycled materials.

The Company is currently investigating the requirements to buildout manufacturing facilities in the United States and Eastern Europe to meet the demand for its composite wallboards. We have identified potential sites, located and priced specialized manufacturing equipment, started to formulate timetables, and hired a managing director with decades of experience to oversee the advanced materials division.  Our success will be dependent on available of capital and feedstock.

Xeriant maintains its interest in AAM through its investment in the XTI joint venture as it believes the market segment and its related technological advancements will lead to a more sustainable future. The Company was involved in the successful completion of the preliminary design of their TriFan 600 eVTOL aircraft. The TriFan 600 is being designed to become the fastest, longest-range VTOL aircraft in the world and the first commercial fixed-wing VTOL airplane, with current pre-orders and reservations of approximately $7 billion in gross revenues upon delivery of those aircraft.  Morgan Stanley is forecasting a $1 trillion total addressable global market for eVTOL aircraft and AAM by 2040, which is projected to reach $9 trillion by 2050.

Xeriant is currently exploring relationships with several aerospace companies that have aircraft platforms, or are working to solve issues related to lightweighting, hypersonics, additive manufacturing, miniaturization, AI, safety, autonomy, wireless connectivity, electric propulsion, batteries, hydrogen, navigation systems, computer processing, camera systems, stabilization equipment, imaging sensors and analytics software.  Xeriant is pursuing strategic alliances with companies that provide complementary aircraft platforms and technologies and access to new markets.

CONSIDERATIONS RELATED TO OUR BUSINESS

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors, including our financial statements and related notes, before deciding whether to invest in shares of our common stock. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR FINANCIAL POSITION AND CAPITAL NEEDS

We are in our development stage and have a limited operating history.

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

Currently, there is no revenue being generated and we have significant operating losses that are expected to continue into the foreseeable future.  There is no assurance that we will be able to raise the capital that will be required to sustain operations and execute our business plan, which involves raising capital for acquisitions as well as developing and commercializing technologies.  We are especially focused on the green construction materials business, namely Durever™ building products, which includes a line of composite products primarily made from recycled thermoplastics, reinforcement materials and fire-retardant chemicals for use in walls, ceilings, flooring, framing, siding, roofing, molding and decking. The production of green building materials requires establishing manufacturing operations in the United States.  Should we be unable to raise sufficient capital required to build manufacturing facilities to produce NexBoardTM products, we would lose the ability to deliver NexBoard to interested buyers and incur continued operating losses.

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

The Company is in active negotiations with Auctus Fund, LLC, to extend the maturity date of the Senior Secured Promissory Note, which became due and payable on March 15, 2023. On June 1, 2023, the SEC filed a complaint against Auctus claiming that the company was operating as an unlicensed broker-dealer and the loans could result in cancellation.  At this time, there is no assurance that the SEC will be successful in its effort, or the Company will work out a favorable extension of this note. One of the related obligations of the Company is to uplist to a major exchange.  If we do not perform under the Note, and Auctus elects to enforce the Note, we may lose all or substantially all of our assets. If Auctus elects to convert the note into shares of our Common Stock, our shareholders could experience substantial dilution.

On May 17, 2022, the Company entered into a Letter Agreement with XTI whereby Xeriant would receive compensation for introducing Inpixon, a Nasdaq-listed company, to XTI for a combination or any other transaction.  Should a combination or any other transaction occur, the compensation due to Xeriant would include a six percent (6%) fully diluted interest in XTI upon dissolution of its Joint Venture with Xeriant, and XTI would assume Xeriant’s obligations under its Senior Secured Note with Auctus Fund, LLC.  On July 25, 2023, Inpixon filed an 8-K announcing that they had signed an Agreement of Plan and Merger with XTI. On October 6, 2023, Inpixon filed an S4/A for the business combination with XTI. Due to the disclosures in the XTI and Inpixon filings, we believe Xeriant is entitled to the compensation provided in its Letter Agreement with XTI.  As of the date of this filing, we remain engaged in dialogue with XTI to enforce compliance with the Letter Agreement and to find an amicable resolution, although no assurance can be given that such a resolution will be achieved.

On June 1, 2023, the U.S. Securities and Exchange Commission (hereinafter referred to as the "SEC") filed a complaint against Auctus Fund Management, LLC and its principals, Louis Posner and Alfred Sollami, predicated on their alleged failure to duly register as securities dealers in compliance with SEC regulations.

The SEC complaint imputes Auctus Management, Mr. Sollami, and Mr. Posner with breaches of Sections 15(a)(1) and 20(b) of the Securities Exchange Act of 1934. Pursuant to these charges, the SEC is actively seeking the imposition of permanent injunctions, disgorgement of any unauthorized proceeds coupled with the associated prejudgment interest, civil pecuniary sanctions, proscriptions related to penny stock dealings, and other forms of just and equitable relief. Additionally, the SEC complaint incorporates Auctus Fund as a relief defendant and thereby endeavors to secure disgorgement from Auctus Fund, of ill-gotten gains from the activities of Auctus Management, Mr. Sollami, and Mr. Posner.

From page three of the complaint, “The Commission requests that this Court enjoin Defendants from committing further violations of the federal securities laws as alleged in this Complaint, and order the Defendants along with Relief Defendant Auctus Fund to disgorge ill-gotten gains along with prejudgment interest thereon, order the Defendants to pay monetary penalties based upon these violations, order penny stock bars as to the Defendants, and order the surrender and cancellation of any securities (including convertible notes, warrants, and shares) obtained by Auctus in connection with its convertible notes business between 2012 and 2021, which are still held by Auctus.”

Given that Auctus issued a Senior Secured Promissory Note to Xeriant on October 27, 2021, we believe the SEC's order to surrender and cancel any securities obtained by Auctus in connection with its convertible notes business between 2012 and 2021 (including convertible notes, warrants, and shares), may result in the extinguishment of the Xeriant Senior Secured Promissory Note. However, since the SEC’s proceedings are in process and our Company remains in technical default with respect to the maturity of the Senior Secured Promissory Note as of June 30, 2023, we are actively engaged in negotiations to arrive at a potential settlement agreement with Auctus. There is no assurance that the Company will be successful in these efforts.

Not obtaining sufficient financing will jeopardize our operations and the ability to execute our business plan.

We need to raise additional debt and/or equity financing to fund future operations and to provide working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet our needs. If cash resources are insufficient to satisfy our on-going cash requirements, the Company will be required to scale back or discontinue its product development programs or obtain funds if available (although there can be no certainties) through strategic alliances that may require us to relinquish rights to its technology, substantially reduce or discontinue its operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be in terms that are satisfactory to us. Even if we are able to obtain financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. As a result, we can provide no assurance as to whether or if we will ever be profitable. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. This condition is expected to continue for the foreseeable future until we can produce sufficient revenues to cover our costs as we seek to raise funding and invest in our operations as well as our sales and marketing efforts. Given this financial situation, no assurances can be given that we will be able to raise capital in the future on acceptable terms, or at all.  As a result, our independent registered public accounting firm included an explanatory paragraph in its report in our consolidated financial statements for the most recent fiscal years with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence of investors, partners and employees.

RISKS RELATING TO OUR BUSINESS OPERATIONS

There is no assurance that we or our affiliates will be able to accomplish the design and engineering needed to demonstrate that the technologies that are undertaken will perform or operate as planned.

Because of unanticipated technological hurdles or the inability to assemble a qualified team to address these challenges, we may not be able to meet the technology development and performance objectives that are needed to be competitive in the various targeted markets.

The development timeline for the development of certain technologies could expand.

Due to unexpected challenges, the length of time to develop certain technologies may become expanded, causing cost overruns and potentially demanding the infusion of large amounts of capital and other financing, which may not be available. Because of the long timeline, there is also uncertainty regarding the uniqueness or advantages of the technologies at the time they are introduced into the market.

Some technologies are still being developed and specific market applications have not been finalized.

Because some of the anticipated technologies will be in an early stage of development, there is no certainty as to which market applications will be prioritized and targeted as well as the associated timelines and costs involved when we reach that point of determination after a technology has been proven. There is no assurance that the required selling price of our technologies will be competitive.

We will face significant industry competition.

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

Implementation of our business plan will place a significant strain on our management who must develop administrative, operating and financial infrastructures. To manage our business and planned growth effectively, we must successfully develop, implement, maintain and enhance our financial and accounting systems and controls, identify, hire and integrate new personnel and manage expanded operations. Salaries and benefits of additional personnel can be expected to place significant stress on our financial condition, and the availability of such qualified personnel may be limited. There is no assurance that we will be able to manage the operational requirements related to implementing our business strategy.

We are dependent on key personnel.

Our success depends on our ability to identify, hire, train and retain highly qualified, specialized and experienced management and technical personnel. In addition, as we enter new areas of technology, we will need to hire additional highly skilled personnel. Competition for personnel with the required knowledge, skill and experience may be significant, and we may not be able to attract, assimilate or retain such personnel. The inability to attract and retain the necessary managerial and technical personnel could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on specialized industrial eco-friendly flame retardants for use in the production of our Durever™ and NexBoard products.

A significant part of our projected operations is expected to come from the sale of Durever™ and NexBoard products primarily made from recycled materials that use eco-friendly industrial flame retardants. We continue testing several different eco-friendly flame retardants to insure availability and best performance.

Operations could be adversely affected by interruptions from suppliers of components that are beyond our control.

Our technology, product development and sales could be adversely affected by interruptions in the supply of necessary components which are sourced from a variety of domestic and international vendors, suppliers and distributors. We are also dependent upon third parties to timely deliver supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of these items, including electronic components, raw materials and chemicals could adversely affect the availability, quality and cost of items we sell. If such shortages result in increased cost of our supplies, we may not be able to pass along all of such increased costs to our customers. Such shortages or disruptions could be caused by transportation issues, inclement weather, natural disasters, increased demand, problems in production or distribution, restrictions on imports or exports, the inability of vendors to obtain credit, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, the price of gasoline, other factors relating to the suppliers and distributors and the countries in which they are located, safety regulations, warnings or advisories or the prospect of such pronouncements, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms, or other conditions beyond our control. A shortage or interruption in the availability of certain electronic components, like servos and switchboards for industrial manufacturing equipment, chemicals, raw materials or supplies could increase costs and limit the availability of products critical to our operations, which in turn could lead to a significant reduction in our revenue.

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

Our business, results of operations and financial condition may be adversely impacted by COVID-19 or other significant public health conditions.

The COVID-19 pandemic negatively affected the U.S. and global economy over the past two years, resulting in significant travel restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of supply chains and the financial markets. The extent to which our operations may be impacted by the COVID-19 or other public health conditions cannot be accurately predicted, including actions by government authorities to contain an outbreak or treat its impact. We may experience materially adverse impacts on our business due to a number of potential economic conditions. The impact of significant public health conditions may also exacerbate other risks discussed in these risk factors, any of which could have a material effect on us.

Our success is dependent upon our keeping pace with the advances in technology.

We are positioned as a technology company. Some of our initiatives will be dependent on the technology of other companies. Systems and components may be impacted by rapid changes in technology, including the emergence of new industry standards and practices that could require us to make modifications to its platform. Our performance will depend, in part, on our ability to continue to enhance our existing technology or develop new technology that addresses the increasingly sophisticated and varied needs of the market, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical as well as business risks. We may be unsuccessful in using new technologies effectively or adapting its systems or other proprietary technology to the requirements of emerging industry standards. If we are unable to adapt to these changes and demands, our results of operations and financial condition could be materially and adversely affected.

We could face liability or disruption from security breaches.

Our technology and development process involves the storage of critical, secure and proprietary information. Our communications and computer infrastructure are potentially vulnerable to both physical and electronic invasions, such as cyberattacks and security breaches. We may be required to expend significant capital and other resources to defend against and lessen or correct the adverse effects of these invasions. Any such invasion could result in significant damage to us. A person who is able to circumvent the security measures employed by us could capture proprietary information; alter or destroy our information; or cause interruptions of our operations.

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

While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations. We do not have any business interruption insurance. Any business disruption could result in substantial costs and diversion from our executing our business plan.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.

As of the date of this filing, our management team of five people is currently paid as consultants or independent contractors.  We also have engaged and plan to continue to engage outside consultants called Senior Advisors to advise us and have been and will be required to retain additional consultants and employees. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

As is common in the technology industry, we engage the services of consultants to assist in the development of our products. Many of these consultants were previously employed at or may have previously been or are currently providing consulting services to other technology companies, including our competitors or potential competitors. We may become subject to claims that we or our consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information about our former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Misappropriation of our intellectual property and proprietary rights could impair our competitive position.

Our success will depend to some extent upon our proprietary patented technology. The legal protections available to us can afford only limited protection, and these means of protecting our intellectual property may be inadequate. We rely, and will continue to rely, on patents, trademarks, trade secrets and copyright laws, confidentiality agreements, employment agreements, work for hire agreements, and technical measures to protect its intellectual property. We cannot ensure that the steps taken by it will prevent misappropriation of its technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, copyright and trade secret protection may not be available in every jurisdiction in which our products and services are made available online. Our intellectual property may be subject to even greater risk in foreign jurisdictions, as the laws of many countries do not protect intellectual property to the same extent as the laws of the United States. As part of its confidentiality procedures, we generally will enter into agreements with its employees and consultants and limit access to our trade secrets and technology. We cannot assure or assume, however, that former employees will not seek to start or enhance other competing products or services to our detriment, our business, results of operations and financial condition. Nevertheless, management believes that the technical and creative skills of its personnel, continued development of its proprietary systems and technology, as well as brand name recognition and development are more essential in establishing and maintaining a competitive market position.

Despite efforts to protect its proprietary rights, unauthorized persons may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. Policing unauthorized use of its proprietary rights is difficult and requires constant attention. We may be required to spend significant resources to monitor and police its intellectual property rights. We may not be able to detect infringement and may lose its competitive position in the market before it is able to ascertain any such infringement. In addition, competitors may design around our proprietary technology or develop competing technologies.

Intellectual property litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement by us. Other companies, including competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell its products and services. Any such litigation by or against us, whether the claims are valid or not, could result in our incurring substantial costs and diversion of resources, including the attention of senior management. If we are unsuccessful in such legal proceedings, we could be subjected to significant damages; be required to license technology that is critical to our operations, if a license is available at a cost which we can pay; or be required to develop replacement technologies at substantial cost to us in money and time. Any of these results could materially and adversely affect our business, results of operations and financial condition.

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

We, and/or our joint ventures, also rely on trade secrets and proprietary know-how to develop and maintain our, or our joint venture’s, competitive position. Some of our current or former employees, consultants, scientific advisors, contractors, current or prospective corporate collaborators, may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefits. Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop similar knowledge, methods, and know-how or gain access to our proprietary information through some other means.

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

The intellectual property environment in our industry is particularly complex, constantly evolving and highly fragmented. Other companies and institutions have issued patents and have filed or will file patent applications that may issue into patents that cover or attempt to cover products, processes or technologies similar to ours. We have not conducted freedom-to-use patent searches on all aspects of our product candidates or potential product candidates and may be unaware of relevant patents and patent applications of third parties. In addition, the freedom-to-use patent searches that have been conducted may not have identified all relevant issued patents or pending patent applications. We cannot provide assurance that our proposed products in this area will not ultimately be held to infringe one or more valid claims owned by third parties which may exist or come to exist in the future or that in such case we will be able to obtain a license from such parties on acceptable terms.

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

We cannot be certain that all patents applied for will be issued. If a third party has also filed a patent application relating to an invention claimed by us or one or more of our licensors, we may be required to participate in an interference or derivation proceeding declared or instituted by the United States Patent and Trademark Office, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. The degree of future patent protection for our product candidates and technology is uncertain. For example:

●	we, or our licensors, might not have been the first to make the inventions covered by our issued patents, or pending or future patent applications;

●	we, or our licensors, might not have been the first to file patent applications for the inventions;

●	others may independently develop duplicative, similar or alternative technologies;

●

it is possible that our patent applications will not result in an issued patent or patents, or that the scope of protection granted by any patents arising from our patent applications will be significantly narrower than expected;

●

any patents under which we hold ultimate rights may not provide us with a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties as not infringed, invalid, or unenforceable under United States or foreign laws;

●	any patent issued to us in the future or under which we hold rights may not be valid or enforceable; or

●

we may develop additional technologies that are not patentable, and which may not be adequately protected through trade secrets; for example, if a competitor independently develops duplicative, similar, or alternative technologies.

In addition, disputes may arise regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our technology, products, methods and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	our diligence obligations under the license agreement and what activities satisfy those obligations;

●

if a third party expresses interest in an area under a license that we are not pursuing, under the certain terms of our license agreement, we may be required to sublicense rights in that area to the third party, and that sublicense could harm our business; and

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

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

We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:

●	some patent applications in the United States may be maintained in secrecy until the patents are issued;

●	patent applications in the United States are typically not published until 18 months after the priority date; and

●	publications in the scientific literature often lag behind actual discoveries.

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

As is common in the aerospace and technology industries, we may employ individuals who were previously employed at aerospace and technology companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail to defend any such claims, in addition to paying monetary damages, we could lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

We may elect to sue a third party, or otherwise make a claim, alleging infringement or other violation of patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights that we either own or license. If we do not prevail in enforcing our intellectual property rights in this type of litigation, we may be subject to:

●	paying monetary damages related to the legal expenses of the third party;

●

facing additional competition that may have a significant adverse effect on our product pricing, market share, business operations, financial condition, and the commercial viability of our products; and

●

restructuring our company or delaying or terminating select business opportunities, including, but not limited to, research and development, and commercialization activities, due to a potential deterioration of our financial condition or market competitiveness.

A third party may also challenge the validity, enforceability or scope of the intellectual property rights that we license or own; and the result of these challenges may narrow the claim scope of or invalidate patents that are integral to our product candidates in the future. There can be no assurance that we will be able to successfully defend patents we own or licensed in an action against third parties due to the unpredictability of litigation and the high costs associated with intellectual property litigation, amongst other factors.

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

The following factors are important to our success:

●	receiving patent protection for our product candidates;

●	preventing others from infringing our intellectual property rights; and

●	maintaining our patent rights and trade secrets.

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

The price of our common stock may be volatile and fluctuate substantially.

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for companies with smaller public floats in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell our common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

•	the timing, results and capacity of our manufacturing operations;
•	the success of existing or new competitive products or technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	establishment or termination of collaboration of our joint ventures or development programs;
•	failure of discontinuation of any of our development programs;
•	the success of our competitors new products entering the marketplace;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or development programs;
•	the results of our efforts to discover, develop, acquire or license additional products;
•	actual or anticipated changes in estimates as to financial results or production and development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	general economic, industry and market conditions; and
•

the other factors described in the “Risk Factors” sections of our Form 10-K for the years ended June 30, 2023, 2022 and in our Quarterly Reports on Form 10-Q for the periods ended September 30, December 31, 2022 and March 31, 2023, and in subsequent filings, which are incorporated by reference into this registration statement.

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

The interests of our directors and officers may differ from the interests of our other stockholders, including purchasers of our securities, in future financings. As a result, based on their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, may vote, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment of our Amended and Restated Articles of Incorporation or By-laws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for vote.

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

Our Amended and Restated Articles of Incorporation authorize the issuance of a maximum of 5,000,000,000 shares of Common Stock and a maximum of 100,000,000 shares of Preferred Stock. Any future merger or acquisition effected by us would result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Additionally, we expect to seek additional financing in order to provide working capital to the operating business. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with and following a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially and adversely affected.

Our Board of Directors is authorized to issue Preferred Stock without obtaining shareholder approval.

Our Amended and Restated Articles of Incorporation authorize the issuance of up to 100,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of Preferred Stock, there can be no assurance that the Company will not do so in the future.

An active trading market for our common stock may not develop, and you may not be able to sell your common stock.

There has been a limited public market for our common stock. An active trading market for shares of our common stock may never develop or be sustained following this offering. If an active trading market does not develop, you may have difficulty selling your shares of common stock at an attractive price, or at all. An inactive market may also impair our ability to raise capital by selling our common stock, and it may impair our ability to attract and motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using our common stock as consideration.

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

We expect that significant additional capital will be needed in the future to continue our planned operations, including increased marketing, hiring new personnel, commercializing our product, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation.  If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and result in a decline in the market price of our common stock.

Our Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws, and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

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

Provisions of our Articles of Incorporation and our Amended and Restated Bylaws and Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Nevada law, as applicable, among other things:

●	provide the board of directors with the ability to alter the bylaws without stockholder approval;

●	place limitations on the removal of directors;

●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and

●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

There will be a substantial number of common shares eligible for future sale from the conversion of Series A Preferred shares.

There were 757,395 shares of our Series A Preferred Stock outstanding as of June 30, 2023. Each preferred share is convertible into 1,000 common shares. Once converted, these shares are eligible for resale under Rule 144. The sale, or availability for sale, of the foregoing shares could adversely affect the market price of our common stock or impair our ability to raise capital through future sales of our common stock.

Item 2. Properties

The Company’s headquarters consists of 2,911 square feet of leased office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Blvd., Suite 309 Boca Raton, FL 33431.

Item 3. Legal Proceedings

On September 1, 2021, Xeriant Inc. brought a cause of action in the Southern District of Florida against a former shareholder for claims, including but not limited to, breach of contract, misrepresentation, and asserting claims to recoup monetary and in-kind distributions made to the shareholder by the Company. The defendant submitted an affirmative defense and counterclaim on October 29, 2021, which was subsequently dismissed.

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

Period	High Bid	Low Bid
July 1, 2022, through September 30, 2022	$0.089	$0.031
October 1, 2022, through December 31, 2022	$0.053	$0.024
January 1, 2023, through March 31, 2023	$0.054	$0.021
April 1, 2023, through June 30, 2023	$0.031	$0.017

Period	High Bid	Low Bid
July 1, 2021, through September 30, 2021	$0.240	$0.143
October 1, 2021, through December 31, 2021	$0.171	$0.061
January 1, 2022, through March 31, 2022	$0.214	$0.080
April 1, 2022, through June 30, 2022	$0.119	$0.065

Our Transfer Agent

Olde Monmouth Stock Transfer Company, with offices at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716, is the transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of June 30, 2023, there were 194 holders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited and unaudited consolidated financial statements and the notes to those statements included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this Report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the fiscal years ended June 30, 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

Executive Summary

Xeriant, Inc. is dedicated to the discovery, development and commercialization of advanced materials and technology related to next generation air and spacecraft, which can be successfully integrated and commercialized for deployment across multiple industrial sectors. We seek to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant’s advanced materials line will be marketed under the DUREVER™ brand, and includes NexBoard™, an eco-friendly, patent-pending composite building panel made from plastic and cardboard waste, designed to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

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

Joint Venture with XTI Aircraft

On May 31, 2021, we entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”), a Delaware corporation, to form the XTI JV, named Eco-Aero, LLC, with the purpose of completing the preliminary design review (“PDR”) of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff, and landing (eVTOL) fixed wing aircraft. Under the Agreement, Xeriant is contributing capital, technology, and strategic business relationships, and XTI is contributing intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the XTI JV, and it is managed by a management committee consisting of five members, three appointed by Xeriant and two by XTI. The Agreement was effective on June 4, 2021, with an initial deposit of USD1 million into the XTI JV. Our financial commitment was up to USD10 million, contributed as needed to complete the preliminary design of the aircraft.  XTI completed Preliminary Design Review during the first quarter of 2022, which was the purpose of the XTI JV.

On May 17, 2022, we executed a confidential Letter Agreement with XTI, the material terms of which are briefly delineated as follows:

Xeriant would be entitled to compensation for its role in introducing XTI to Inpixon, a Nasdaq-listed company, contingent upon the occurrence of any merger, combination, or transactional event between XTI and Inpixon.

XTI would assume the financial obligations related to the Senior Secured Note with Auctus Fund, LLC, including the $6.05 million principal balance of the note and warrant obligations. Additionally, Xeriant was to be granted a fully diluted equity interest amounting to 6% in XTI, issued immediately prior to any prospective combination with Inpixon.

On June 5, 2023, after suspecting that the obligations under the Letter Agreement were possibly being evaded, we transmitted a formal demand letter to XTI requesting compliance with the provisions outlined in the Letter Agreement and in accordance with Section 8 of the JV Agreement with XTI.

On July 25, 2023, Inpixon publicly disclosed the execution of a definitive merger agreement with XTI in the 8-K filing, confirming our suspicions. We learned in that filing that XTI was funded $300,000 by Inpixon on March 10, 2023, followed by additional fundings aggregating, at the time of Inpixon’s July 25, 2023, 8-k filing, to $525,000 under a $2,313,407 Senior Secured Promissory Note from Inpixon to fund XTI. We believe this transaction is covered under the Letter Agreement as a trigger for compensation due to Xeriant as outlined above.

We also found out that, as a condition of closing of the merger with Inpixon, XTI’s obligations to Xeriant would need to be settled. The July 25, 2023, Inpixon 8-K, Exhibit 2–1 - the Agreement of Plan and Merger, Section 8(g) – Conditions Precede–t - page 67 states “The Company [XTI], Parent and their respective successors, assigns and Affiliates shall have received an unconditional full release of claims from Xeriant and its Affiliates in form and substance acceptable to Parent and the Company.”

The chronology of key meetings and events disclosed in the Inpixon and XTI S-4/A filing of October 6, 2023, discloses that discussions between Inpixon and XTI started May 18, 2022, one day after the Letter Agreement was executed between Xeriant and XTI.  That meeting included Mr. Ali, CEO of Inpixon, and Mr. LaBelle, CEO of XTI.

Due to the disclosures in the XTI and Inpixon filings, we believe Xeriant is entitled to the compensation provided in its Letter Agreement with XTI.

In Inpixon’s July 25, 2023, 8-K, Exhibit 99.5 – Unaudited financial statements of XTI Aircraft Company as of and for the three months ended March 31, 2023, note 8, page 19, XTI states that it “believes it has no obligation to Xeriant under the May 17, 2022 letter agreement and intends to vigorously defend any litigation filed.”

Under the XTI JV Operating Agreement, under Management Committee, section 5.1I requires approval of all of the members of the Management Committee for determination of a Liquidity Event, Acceleration Event or Completion Event as defined in the JV Agreement. This approval has not been obtained by XTI. In addition, section 10.3 specifies the procedures regarding liquidation of the XTI JV, which are to be directed unanimously by the Management Committee. Section 11.3, under Equitable Remedies, the breach of any obligations by one of the parties shall “be entitled to equitable relief, including a temporary restraining order, and injunction, specific performance and any other relief that may be available from a court of competent jurisdiction (without and requirement to post bond).”

The Joint Venture Agreement, under section–8 - Dispute Resolution outlines the procedures to follow in the event of dispute between the parties.  Xeriant has followed sections 8.1 and 8.2 regarding notice given and attempts to resolve the dispute between executive management.  Non-binding mediation is the next step provided in the JV Agreement, followed by arbitration.  These procedures need to be followed by Xeriant and XTI.

Section 10 of the JV Agreement, under Assignability of a Party’s Interest, states that “no party shall, without the prior written consent of the majority of the members of the Management Committee including at least one member from each Party (which consent may be withheld for any reason) sell, transfer, assign, hypothecate or make a gift of all or any portion of such Party’s interest in the JV.”  Xeriant has not provided its consent through the Management Committee to XTI’s pending transfer of interest to Inpixon nor to any transfer of the intellectual property created in the XTI JV, including but not limited to the VTOL technology as defined in the JV Agreement.  In the Security and Pledge Agreement between XTI and Inpixon, XTI pledged all of its assets to Inpixon in connection with its Senior Secured Note with Inpixon in violation of the XTI JV’s Operating Agreement and JV Agreement with Xeriant.

Due to the disclosures in the XTI and Inpixon filings, we believe Xeriant is entitled to the compensation provided in its Letter Agreement with XTI. XTI and Inpixon are disputing the fact that the Letter Agreement gives rise to compensation to the Company. As of the date of this filing, we remain engaged in dialogue with XTI to enforce compliance with the Letter Agreement and to find an amicable resolution, although no assurance can be given that such a resolution will be achieved.

Recent Developments

Joint Venture with Movychem

On April 2, 2022, the Company entered into a Joint Venture Agreement with Movychem s.r.o., a Slovakian limited liability company, to develop and commercialize a flame-retardant called Retacell®. The Joint Venture is organized as a Florida limited liability company under the name Ebenberg, LLC, owned 50% by each of the Company and Movychem.

For its capital contribution to the Joint Venture, pursuant to a Patent and Exclusive License and Assignment Agreement (the “Patent Agreement”), Movychem would transfer to the Joint Venture all of its interest to the know-how and intellectual property relating to Retacell exclusive of all patents, and the Company would contribute the amount of $2,600,000 payable (a) $600,000 at the rate of $25,000 per month over a 24-month period and (b) $2,000,000 within five (5) business days of a closing of a financing in which the Company receives net proceeds of at least $3,000,000, but in no event later than six months from the Effective Date. At such time as the Company makes a $2,000,000 payment (and assuming the Company is current with its then monthly capital contributions), pursuant to the Patent Agreement, Movychem would transfer all of its rights, title and interest to all of the patents related to Retacell for an amount equal to aggregate cash contributions of the Company to the Joint Venture plus 40% of all royalty payments received by the Joint Venture for the licensing of Retacell products. Pending assignment of the patents to the Joint Venture, pursuant to the Patent Agreement, Movychem would grant to the Joint Venture an exclusive worldwide license under the patents.

Under the Joint Venture Agreement, the Company had agreed to grant to certain individuals affiliated with Movychem five-year warrants (the “Warrants”) to purchase an aggregate of 170,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share with vesting depending on the satisfaction of various milestones as described therein.

The Joint Venture Agreement granted to Movychem the right to dissolve the Joint Venture in the event that the Company fails to make any of its capital contributions in which case the Joint Venture will be required to grant back to Movychem all joint venture intellectual property and the assignment to Movychem of any outstanding licenses. After working with Movychem over the past year and experiencing a number of issues, including but not limited to Movychem’s unwillingness to provide material documentation, processes and information required for the exploitation of Retacell®, the Company has independently developed an upcycled construction panel, without the inclusion of Retacell®, outside of the Movychem JV. This approach will enable us to unlock existing demand indicated by several homebuilders and developers for industrial scale production of environmentally friendly construction panels in varying thicknesses and sizes, including standard 48” x 96” sheets.

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

Because of Movychem’s non-performance as described above, Xeriant ceased paying Movychem $25,000 per month as required in the Joint Venture beginning December 2022.  On February 13, 2023, Movychem formally requested dissolution of its Joint Venture with Xeriant, named Ebenberg, LLC.  On February 24, 2023, Xeriant provided a formal response to Movychem highlighting its multiple and sustained lapses in collaborative efforts related to the commercialization of the Retacell technology.  Subsequent to this communication, Xeriant expressly repudiated Movychem’s proposition for dissolution and their proposition to take an exclusive territory to market Retacell®.  Because Xeriant is focused on the commercialization and industrial-level production of the eco-friendly composite construction panels, and has moved beyond the Retacell® technology, the Company agreed to dissolution of the Ebenberg, LLC Joint Venture effective June 30, 2023.  As such, the accumulated “Investment in Ebenberg JV” as of June 30, 2023, of $156,460 was fully impaired as of that date and reported as “Loss on Impairment of Investment”.

As of June 30, 2023, the Company had paid $312,919 to the Joint Venture.

Stock Sales

During the year ended June 30, 2023, the Company received $0 by selling shares common stock.

Convertible Notes Issued

During the year ended June 30, 2023, the Company received $370,000 from issuance of convertible debt.

Litigation

On September 1, 2021, Xeriant Inc. brought a cause of action in the Southern District of Florida against a former shareholder for claims, including but not limited to, breach of contract, misrepresentation, and asserting claims to recoup monetary and in-kind distributions made to the shareholder by the Company. The defendant submitted an affirmative defense and counterclaim on October 29, 2021, which was subsequently dismissed.

Fiscal Year 2023 Results of Operations Compared with Fiscal Year 2022

	For the years ended
	June 30, 2023	June 30, 2022	$

Operating expenses:
Consulting and advisory fees	$1,101,573	$3,031,959	$(1,930,386)
Related party consulting fees	353,000	432,425	(79,425)
General and administrative expenses	302,693	1,184,654	(881,961)
Professional fees	271,021	444,012	(172,991)
Advertising and marketing expense	23,348	651,567	(628,219)
Research and development expense	-	5,267,581	(5,267,581)
Total operating expenses	2,051,635	11,012,198	(8,960,563)
Operating loss	(2,051,635)	(11,012,198)	8,960,563

Other expenses:
Amortization of debt discount	(461,842)	(4,629,089)	4,167,247
Financing fees	-	(43,750)	43,750
Interest expense	(10,566)	(138,944)	128,378
Decrease (increase) in fair value of convertible bridge loans	(57,368)	-	(57,368)
Loss on impairment of investment	(156,460)	-	(156,460)
Loss from Ebenberg JV	(98,781)	(57,678)	(41,103)
Loss on extinguishment of debt	(4,259,987)	(536)	(4,259,451)
Total other (expense)	(5,045,004)	(4,869,997)	(175,007)
Net loss	$(7,096,639)	$(15,882,195)	$8,785,556

Consulting and advisory fees

Total consulting and advisory expenses were $1,101,573 and $3,031,959 for the years ended June 30, 2023 and 2022, respectively. In the prior period, there were increased expenses due to stock issuances.

Related Party Consulting Fees

Total related party consulting fees were $353,000 and $432,425 for the years ended June 30, 2023 and 2022, respectively. The related party consulting fees for the year ended June 30, 2023, consisted of (i) $170,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $56,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, (iii) $102,000 to Edward DeFeudis, Director, and (iv) $25,000 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The related party consulting fees for the year ended June 30, 2022, consisted of (i) $184,000 to Ancient Investments, LLC,  (ii) $86,000 for AMP Web Services, LLC,  (iii) $122,000 to Edward DeFeudis,  and (iv) $40,425 for Keystone Business Development Partners, LLC,

General and administrative expenses

Total general and administrative expenses were $302,693 and $1,184,654 for the years ended June 30, 2023 and 2022, respectively.

Professional Fees

Total professional fees were $271,021 and $444,012 for the years ended June 30, 2023 and 2022, respectively. The prior period increased amount was due to legal fees relating to increased JV activity.

Advertising and marketing expenses

Total advertising and marketing expenses were $23,348 and $651,567 for the years ended June 30, 2023, and 2022, respectively. During the year ended June 30, 2022, the Company’s advertising and marketing expenses were associated with social media marketing campaigns, events and press releases that were not continued in the fiscal year ended June 30, 2023.

Research and Development Expenses

Total research and development expenses were $0 and $5,267,581 for the years ended June 30 2023, and 2022, respectively. The research and development expenses in the fiscal year ended June 30, 2022, were in connection with our Eco-Aero, LLC joint venture with XTI Aircraft Company for funding the preliminary design phase in the development of an aircraft, called the TriFan 600. There were no expenses for the joint venture for the year ended June 30, 2023. Research & Development Expenses relating to Movychem/Ebenberg JV are accounted for through Ebenberg, LLC.

Other (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes, change in fair value of the convertible bridge loans, loss on impairment of investment, loss from Ebenberg JV and loss on extinguishment of debt. Total other expenses were $5,045,004 for the year ended June 30, 2023, compared to $4,869,997 for the year ended June 30, 2022. The increase was primarily due to recording the loss on extinguishment of debt for the year ended June 30, 2023, in the amount of $4,259,987.

Net loss

Total net loss was $7,096,639 for the year ended June 30, 2023, compared to $15,882,195 for the year ended June 30, 2022. The decrease was primarily related to amortization of debt discount of $4,629,089 and $5,267,581 of research and development expenses in the prior period versus $0 of research and development expenses and $461,842 of amortization of debt discount in the current period. The difference was partially offset by the loss on extinguishment of debt in the amount of $4,259,987 for the current period.

Liquidity and Capital Resources

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. On June 30, 2023 and 2022, the Company had $61,625 and $1,065,945 in cash, respectfully, and $6,684,867 and $3,072,483 in negative working capital, respectively. On June 30, 2023, the principal balance of the Auctus Senior Secured Promissory Note was $5,850,000 including accrued liability of $50,000. The Note matured on March 15, 2023, and the company has been in discussions with Auctus to resolve the liability. For the years ended June 30, 2023 and 2022, the Company had a net loss of $7,096,639 and $15,882,195, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

During the fiscal year ended June 30, 2023, our operating activities used $1,174,190 of net cash used compared to using $6,927,249 of net cash used in our operating activities during the fiscal year ended June 30, 2022. This difference primarily related to a decrease in stock-based compensation and stock issued for services and amortization of debt discount and offset by increase in loss on extinguishment of debt in fiscal year 2023.  During the fiscal year ended June 30, 2023, our investing activities used $200,130 of net cash compared to using $135,346 of net cash used in our investing activities during the fiscal year ended June 30, 2022. This difference related to an increase in investment in Movychem JV and offset by decrease in purchase of property and equipment in fiscal year 2023.  During the fiscal year ended June 30, 2023, our financing activities added $370,000 of net cash compared to adding $7,166,000 of net cash in our financing activities during the fiscal year ended June 30, 2022. This difference related to a substantial decrease in the issuance of convertible notes and no sales of stock or cash from exercise of warrants in fiscal year 2023.

Funding Strategy

To date, our operations have been funded primarily through private investors. Some of these investors have verbally committed additional funding for the Company, as needed. We have had a number of discussions with broker-dealers regarding the funding required to execute the Company’s business plan, which is to acquire and develop breakthrough technologies or business interests in those companies that have developed these technologies. We plan on  issuing an offering document to obtain funding for certain acquisitions that are in the discussion stages.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 2, Summary of Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the years ended June 30, 2023 and 2022 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

Management is aware that certain changes in accounting estimates employed in generating financial statements can have the effect of making the Company look more or less profitable than it actually is. Management does not believe that the Company has made any such changes in accounting estimates.

Item 8. Financial Statements and Supplementary Data

XERIANT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Xeriant, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xeriant, Inc. (the Company) as of June 30, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivatives

As described in Note 2 to the Company’s consolidated financial statements, during the year ended June 30, 2022, prior to the adoption of ASU 2020-06, when the Company issues debt that contains a conversion feature that provided for a rate of conversion that is below market value at issuance, this feature was characterized as a 3001 N. Rocky Point Dr. East, Suite 200 i Tampa, Florida 33607 i 813.367.3527 beneficial conversion feature and recorded as a debt discount pursuant to ASC 470-20, Debt with Conversion and Other Options. When the Company issues debt that contains a warrant feature, the Company estimates and records the fair value using the Black-Scholes valuation model. Also, as discussed in Note 12 to the Company’s consolidated financial statements, the Company evaluates warrants issued through debt under ASC 815, Derivatives and Hedging, to determine if they require liability classification.

We identified the Company’s application of the accounting for convertible notes and debt modification as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained debt and warrant related agreements and performed the following procedures:

-	Reviewed agreements for all relevant terms.

-	Tested management’s identification and treatment of agreement terms.

-	Recalculated management’s fair value based on the terms in the agreements.

-	Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

Stock-Based Compensation

As described in Note 2 to the Company’s consolidated financial statements, the Company measures the cost of employee services rendered in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period.

We identified the Company’s application of equity incentive awards as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained related agreements and performed the following procedures:

-	Reviewed agreements for all relevant terms.

-	Tested management’s identification and treatment of agreement terms.

-	Recalculated management’s fair value based on the terms in the agreements.

-

Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

Variable Interest Entities

As described in Note 3 to the Company’s consolidated financial statements, the Company analyzes investment transactions under ASC 810, Consolidation, to determine if the transaction classifies as a variable interest entity (VIE). According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A – 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE.

We identified the Company’s accounting for its investments and determination of whether a VIE exists as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the significant risks associated with the proper accounting for these transactions, as well as the nature and extent of audit effort required to address the matter.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained and reviewed all relevant agreements and documents associated with the joint ventures.

•	We obtained management’s analysis on the accounting for the joint ventures and the determination of whether these were VIEs that should be consolidated and performed the following procedures:

-	Reviewed the analysis.

-	Tested supporting documentation related to management’s conclusion of whether the joint venture was a VIE that should be consolidated.

-	Evaluated the appropriateness of management’s application of their accounting policies in the determination that any VIEs identified were properly consolidated.

We have served as the Company’s auditor since 2023.

Tampa, Florida

October 15, 2023

PCAOB ID# 3289

XERIANT, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2023	June 30, 2022
Assets
Current assets
Cash	$61,625	$1,065,945
Prepaids	4,529	756
Total current assets	66,154	1,066,701
Deposits	12,546	12,546
Property & equipment, net	5,507	4,409
Operating lease right-of-use asset	82,911	128,342
Investment in JV with Ebenberg LLC	-	57,678
Total assets	$167,118	$1,269,676

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$402,568	$56,836
Accrued liabilities, related party	20,000	22,000
Shares to be issued	75,200	75,200
Convertible notes payable, net of discount - in default	5,850,000	3,936,185
Convertible notes payable, net of discount	100,000	-
Convertible bridge loans, at fair value	247,254	-
Lease liability, current	55,999	48,963
Total current liabilities	6,751,021	4,139,184

Lease liability, long-term	36,197	92,197
Total liabilities	6,787,218	4,231,381

Commitments and contingencies (Note 11)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 757,395 and 781,132 shares issued and outstanding at June 30, 2023 and 2022, respectively	8	8
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 389,433,144 and 365,239,001 shares issued and outstanding at June 30, 2023 and 2022, respectively	3,894	3,652
Common stock to be issued	51,950	51,950
Additional paid in capital	19,789,793	16,351,791
Accumulated deficit	(23,638,461)	(16,571,505)
Total stockholder's deficit	(3,792,806)	(164,094)
Non-controlling interest	(2,827,294)	(2,797,611)
Total stockholders' deficit	(6,620,100)	(2,961,705)
Total liabilities and stockholders' deficit	$167,118	$1,269,676

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30, 2023	June 30, 2022
Operating expenses:
Consulting and advisory fees	$1,101,573	$3,031,959
Related party consulting fees	353,000	432,425
General and administrative expenses	302,693	1,184,654
Professional fees	271,021	444,012
Advertising and marketing expense	23,348	651,567
Research and development expense	-	5,267,581
Total operating expenses	2,051,635	11,012,198

Loss from operations	(2,051,635)	(11,012,198)

Other expenses:
Amortization of debt discount	(461,842)	(4,629,089)
Financing fees	-	(43,750)
Interest expense	(10,566)	(138,944)
Change in fair value of convertible bridge loans	(57,368)	-
Loss on impairment of investment	(156,460)	-
Loss from Ebenberg JV	(98,781)	(57,678)
Loss on extinguishment of debt	(4,259,987)	(536)
Total other expense	(5,045,004)	(4,869,997)

Net loss	(7,096,639)	(15,882,195)

Less net loss attributable to noncontrolling interest	(29,683)	(2,580,925)

Net income attributable to common stockholders	$(7,066,956)	$(13,301,270)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	375,098,691	345,160,167

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Common stock to be issued	Accumulated Deficit	Non-Controlling Interest	Total
Balance June 30, 2021	788,270	$8	1,000,000	$10	293,815,960	$2,938	$4,138,181	$51,090	$(3,270,235)	$(216,686)	$705,306

Sale of common stock	-	-	-	-	39,366,666	394	2,166,057	(87,950)	-	-	2,078,501

Shares issued as equity kicker	-	-	-	-	250,000	3	43,747	-	-	-	43,750

Exercise of warrants	-	-	-	-	4,308,600	43	128,507	-	-	-	128,550

Conversion of Series A Preferred to Common Stock	(7,138)	-	-	-	7,138,000	71	(71)	-	-	-	-

Conversion of convertible notes and accrued interest	-	-	-	-	14,828,224	148	429,761	(3,090)	-	-	426,819

Inducement of conversion–- interest expense	-	-	-	-	845,936	8	134,921	-	-	-	134,929

Stock issued for services	-	-	-	-	4,685,615	47	670,007	91,900	-	-	761,954

Stock option compensation	-	-	-	-	-	-	3,248,181	-	-	-	3,248,181

Beneficial conversion feature associated with convertible debt	-	-	-	-	-	-	2,615,419	-	-	-	2,615,419

Warrants associated with convertible debt	-	-	-	-	-	-	2,777,081	-	-	-	2,777,081

Net loss	-	-	-	-	-	-	-	-	(13,301,270)	(2,580,925)	(15,882,195)

Balance June 30, 2022	781,132	8	1,000,000	10	365,239,001	3,652	16,351,791	51,950	(16,571,505)	(2,797,611)	(2,961,705)

Stock issued for services	-	-	-	-	457,143	5	47,995	-	-	-	48,000

Conversion of Series A Preferred to Common Stock	(23,737)	-	-	-	23,737,000	237	(237)	-		-	-

Warrants associated with convertible debt	-	-	-	-	-	-	2,688,128	-	-	-	2,688,128

Stock option compensation	-	-	-	-	-	-	702,116	-	-	-	702,116

Net Loss	-	-	-	-	-	-	-	-	(7,096,956)	(29,683)	(7,096,639)

Balance June 30, 2023	757,395	$8	1,000,000	$10	389,433,144	$3,894	$19,789,793	$51,950	$(23,638,461)	$(2,827,294)	$(6,620,100)

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30, 2023	June 30, 2022

Cash Flows from Operating Activities
Net Loss	$(7,096,639)	$(15,882,195)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,469	15,581
Stock option expense	702,116	3,248,181
Stock issued for services	48,000	761,954
Financing fees	-	43,750
Inducement of conversion of debt	-	134,929
Change in fair value of convertible bridge loans	57,368	-
Loss on extinguishment of debt	4,259,987	-
Loss from Ebenberg JV	98,781	57,678
Loss on impairment of investment	156,460	-
Amortization of debt discount	461,842	4,629,089
Amortization of right of use asset	45,431	40,867
Changes in operating assets and liabilities:
Prepaids	(3,763)	480
Accounts payable and accrued liabilities	145,722	(7,120)
Accrued liability, related party	(2,000)	(3,000)
Shares to be issued	-	75,200
Lease liabilities	(48,964)	(42,643)
Net cash from operating activities	(1,174,190)	(6,927,249)

Cash Flows from Investing Activities
Investment in JV Movychem	(197,563)	(115,356)
Purchase of property and equipment	(2,567)	(19,990)
Net cash from financing activities	(200,130)	(135,346)

Cash Flows from Financing Activities
Sale of common stock	-	2,078,500
Cash from exercise of warrants	-	128,550
Proceeds from convertible notes payable	-	4,958,950
Proceeds from convertible bridge loans	370,000	-
Net cash from financing activities	370,000	7,166,000

Net change in cash	(1,004,320)	103,405

Cash at beginning of period	1,065,945	962,540

Cash at end of period	$61,625	$1,065,945

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$-	$426,819
Warrants issued with convertible notes payable	$2,688,128	$2,777,081
Beneficial conversion feature arising from convertible notes payable	$-	$2,615,419

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Overview

Xeriant, Inc. (the “Company”) is dedicated to the discovery, development and commercialization of advanced materials and technology related to next generation air and spacecraft, which can be successfully integrated and commercialized for deployment across multiple industrial sectors. The Company seeks to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant’s advanced materials line is marketed under the DUREVER™ brand, and includes NexBoard™, an eco-friendly, patent-pending composite building panel made from plastic and cellulose waste, designed to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

Operating History

The Company is a development-stage enterprise with a limited operating history with no sales, and operating losses since its inception.  The Company has had two joint ventures, one in the area of aerospace that was effective May 27, 2021, and the other involving advanced materials that was effective April 2, 2022, and terminated June 30, 2023.

Advanced Materials

A primary focus of the Company is the acquisition and commercial exploitation of eco-friendly, advanced materials and chemicals which have applications across a broad range of industries and the potential to generate significant near-term revenue. The Company’s commercialization strategy encompasses licensing arrangements and joint ventures, which would allow for more rapid access to the market with reduced capital requirements and financial risk. In addition to providing the production and distribution infrastructure, these established partnering companies can streamline testing and certification and add brand recognition value. The advanced materials and chemicals may be sold as standalone products, enhancements to existing products, or used in the development of proprietary products under a new trademarked brand owned by the Company. The Company is exploring manufacturing and branding opportunities for specific products derived from advanced materials and chemicals acquired or developed, which would involve setting up production facilities, equipment, systems and supply chain.

Effective April 2, 2022, the Company entered into a Joint Venture Agreement with Movychem s.r.o, a Slovakian chemical company, setting forth the terms for a joint venture (referred to herein as the Movychem JV) to exploit the Movychem Intellectual Property and Purchased Patents. The Movychem JV, owned 50% by Xeriant and 50% by Movychem, subject to certain funding conditions, was granted the exclusive worldwide rights to the intellectual property related to Retacell®, an industrial flame-retardant, and would be responsible for developing applications and commercializing products.

On June 8, 2022, Xeriant announced the development of a multi-purpose, high-strength fire- and water-resistant composite panel made from a formulation of Retacell® and a cardboard fiber-reinforced polymeric resin. The panel described in the press release was initially produced in a benchtop setting.

After experiencing a number of issues, including but not limited to Movychem’s unwillingness to provide material documentation, processes and information required for the exploitation of Retacell®, the Company independently developed an upcycled construction panel, without the inclusion of Retacell®, outside of the Movychem JV.

On July 11, 2023, Xeriant announced the successful testing of a proprietary high-volume production process for an environmentally friendly patent-pending composite construction panel (NexBoard”) that can be produced in the United States at industrial scale. This approach will enable the Company to unlock existing demand indicated by several homebuilders and developers seeking environmentally friendly construction panels in varying thicknesses and sizes, including standard 48” x 96” sheets, economically and with consistency and efficiency.

On August 12, 2022, the Company filed the trademark “NexBoard,” for construction panels, namely, composite sheets and panels composed primarily of plastic, reinforcement materials and fire-retardant chemicals for use in walls, ceilings, flooring, framing, siding, roofing and decking. The trademark filing was intentionally broad and based upon demand for a general all-purpose construction panel made from a mixture of fire-retardant and recycled materials.

Because of Movychem’s non-performance, as described above, Xeriant ceased paying Movychem $25,000 per month as required in the Joint Venture beginning December 2022.  On February 13, 2023, Movychem formally requested dissolution of its Joint Venture with Xeriant, Ebenberg, LLC.  On February 24, 2023, Xeriant provided a formal response to Movychem, highlighting its multiple and sustained lapses in collaborative efforts related to the commercialization of the Retacell® technology.  Subsequent to this communication, Xeriant expressly repudiated Movychem’s proposition for dissolution and their proposition to take an exclusive territory to market Retacell®.  Because Xeriant is focused on the commercialization and industrial-level production of eco-friendly composite construction panels, and has moved past the Retacell® technology, the Company agreed to dissolution of the Ebenberg, LLC Joint Venture effective June 30, 2023.

On March 31, 2023, the Company filed a provisional patent application titled “Multilayered Fire-Resistant Polymer Composite and Method for Producing Same,” for a method of producing a unique fire-resistant thermoplastic and fiber composite material which may be formed or shaped into various construction products of different thicknesses and dimensions. This green material will be composed primarily of recycled plastic, cellulose and ecofriendly fire-retardant chemicals, including but not limited to use in walls, ceilings, flooring, framing, siding, roofing, molding, and decking, used in construction. Subject to available capital, the Company is planning to build manufacturing facilities in the United States for the production of NexBoard in order to meet market demand, or alternatively license the technology and process. The Company has identified potential sites for near-term contract manufacturing, a pilot plant, and larger manufacturing facilities, received bids for specialized manufacturing equipment, developed timetables related to the action plan, and hired a managing director with decades of experience to oversee the projects.

Aerospace

Another area of interest for the Company is the emerging aviation market called Advanced Air Mobility (AAM), the transition to more efficient, eco-friendly, automated and convenient flight operations enabled by the convergence of technological advancements in design and engineering, composite materials, propulsion systems, battery energy density and manufacturing processes. Next-generation aircraft being developed for this market offer low-cost, on-demand flight for passengers and cargo, utilizing lower altitude airspace and bypassing the traditional hub and spoke airport network with vertical takeoff and landing (VTOL) capabilities. Many of these lightweight aircraft are electrically powered through either hybrid or pure battery systems, which allows for quieter, low emission flights over urban areas, however with limited speed and range. The adoption and integration of niche aerial services through AAM is expected to provide benefits throughout the economy. The Company plans to partner with and acquire strategic interests in visionary companies that accelerate our mission of commercializing critical breakthrough AAM technologies which enhance performance, increase safety, and enable and support more efficient, autonomous, and sustainable flight operations, including electric and hybrid-electric passenger and cargo transport aircraft capable of vertical takeoff and landing. The Company’s plan to source and acquire strategic interests in leading aerospace companies developing breakthrough VTOL aircraft began in the second quarter of fiscal year 2021.

Effective May 27, 2021, the Company entered into a Joint Venture Agreement with XTI Aircraft Company (“XTI”), a privately owned OEM based in Englewood, Colorado for the purpose of completing the preliminary design of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric vertical takeoff and landing (eVTOL) fixed-wing aircraft.

Through the joint venture with XTI, (referred to hereinafter as the “XTI JV”), the Company was  involved in the successful completion of the preliminary design of the TriFan 600 eVTOL aircraft. The TriFan 600 is being designed to become the fastest, longest-range VTOL aircraft in the world and the first commercial fixed-wing VTOL airplane, with current pre-orders of approximately $7 billion in gross revenue upon delivery of those aircraft.

The purpose of the XTI JV, preliminary design review (PDR), had been achieved during the first quarter of fiscal year 2022.  At that point, Xeriant had funded approximately $5.5 million into the XTI JV.  On May 17, 2022, Xeriant signed a Letter Agreement with XTI related to the introduction of XTI to Inpixon, a Nasdaq-listed company. Under this Letter Agreement, if there was a combination or other transaction between XTI and Inpixon, Xeriant would receive compensation of 6 percent of XTI fully diluted pre-merger shares, and XTI would assume the obligations of Xeriant’s Senior Secured Note with Auctus Fund, LLC.  On July 25, 2023, Inpixon filed an 8-K, announcing their intention to merge with XTI having executed an Agreement of Plan and Merger with XTI. The filing also showed that XTI had engaged in a transaction with Inpixon on March 10, 2023, receiving $300,000 in funding.  Inpixon subsequently filed an S-4/A registration statement on October 6, 2023.

In the area of aerospace, management believes that Xeriant can grow expeditiously by acquiring technology and assets primarily through acquisitions, joint ventures, strategic investments, and licensing arrangements. As a publicly traded company, the Company offers its subsidiaries such benefits as improved access to capital, higher valuations and lower risk through the shared ownership of a diversified portfolio, while allowing these entities to maintain independence in their distinct operations to focus on their fields of expertise. Cost savings and efficiencies may be realized from sharing non-operational functions such as finance, legal, tax, sales & marketing, human resources, purchasing power, as well as investor and public relations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements, which include the accounts of the Company, American Aviation Technologies, LLC, and Eco-Aero, LLC, its subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with U.S. GAAP and presented in US dollars. The fiscal year end is June 30.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $23,638,461 as of June 30, 2023. During the year ended June 30, 2023, the Company’s net loss was $7,096,639 and at June 30, 2023, the Company had a working capital deficit of $6,684,867. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in approximately two months from October 12, 2023. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenue the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of beneficial conversion features and warrants associated with convertible debt. Actual results could differ from these estimates.

Fair Value Measurements and Fair Value of Financial Instruments

The Company adopted Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. During the year ended June 30, 2023, the Company fully impaired its investment in JV with Ebenberg LLC in the amount of $156,460.

Convertible Debentures

The Company adopted the guidance in Accounting Standards Updated (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on July 1, 2022. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features.

The Company adopted ASU 2020-06 utilizing the modified retrospective method, which resulted in an immaterial impact to the Company. Prior to adoption of ASU 2020-06, if the conversion features of conventional convertible debt provided for a rate of conversion that is below market value at issuance, this feature was characterized as a beneficial conversion feature ("BCF").

A BCF was recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt was recorded net of the discount related to the BCF, and the Company amortized the discount to interest expense, over the life of the debt. During the year ended June 30, 2022, the Company recorded a BCF in the amount of $2,615,419.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. During the years ended June 30, 2023 and 2022, the Company recognized $702,116 and $3,248,181 in stock-based compensation expense, respectively.

Leases

The Company accounts for leases under ASU 2016-02. At the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented in operating expenses on the unaudited condensed consolidated statements of operations.

Finance leases are recorded as a finance lease liability and property, plant and equipment asset, based on the present value of lease payments. The asset is depreciated, and the liability is amortized with interest expense incurred over the life of the lease.

As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the guidance to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

Investments

The Company follows ASC 325-20, Cost Method Investments, to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. During the year ended June 30, 2023, the Company fully impaired its investment in JV with Ebenberg LLC in the amount of $156,460.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $0 and $5,267,581 for the years ended June 30, 2023 and 2022, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $23,348 and $651,567 for the years ended June 30, 2023, and 2022, respectively.

Income Taxes

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more likely than not of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. The Company’s consolidated federal tax return and any state tax returns are not currently under examination.

The Company follows ASC subtopic 740-10, Income Taxes ("ASC 740-10") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share”, basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Years ended June 30,
	2023	2022
Warrants	104,802,161	55,512,161
Stock options	21,250,000	21,250,000
Convertible notes payable	62,283,909	50,968,829
Preferred stock	757,395,000	781,132,000
Total	945,731,070	908,862,990

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB”) issued Accounting Standards Updated (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which will simplify an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this guidance effective July 1, 2022.

On June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The Company implemented ASU 2016-13 on July 1, 2022. The impact on the consolidated financial statements was not material.

NOTE 3 – JOINT VENTURE

Joint Venture with XTI Aircraft

On May 31, 2021, we entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”), a Delaware corporation, to form the XTI JV, named Eco-Aero, LLC, with the purpose of completing the preliminary design review (“PDR”) of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, eVTOL fixed wing aircraft. Under the Agreement, Xeriant is contributing capital, technology, and strategic business relationships, and XTI is contributing intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the XTI JV, and it is managed by a management committee consisting of five members, three appointed by Xeriant and two by XTI. The Agreement was effective on May 27, 2021, with an initial deposit of $1 million into the XTI JV. The Company’s financial commitment is up to $10 million, contributed as needed to complete the preliminary design of the aircraft.  XTI completed Preliminary Design Review during the first quarter of fiscal year 2022, which was the purpose of the XTI JV.

On May 17, 2022, we executed a confidential Letter Agreement with XTI, the material terms of which are briefly delineated as follows:

• Xeriant would be entitled to compensation for its role in introducing XTI to Inpixon, a Nasdaq-listed company, contingent upon the occurrence of any merger, combination, or transactional event between XTI and the Nasdaq company.

• XTI would assume the financial obligations related to the Senior Secured Note with Auctus Fund, LLC, including the $6.05 million principal balance of the note and warrant obligations. Additionally, Xeriant was to be granted a fully diluted equity interest amounting to 6% in XTI, issued immediately prior to any prospective combination with Inpixon.

On June 5, 2023, after suspecting that the obligations under the Letter Agreement were possibly being evaded, the Company transmitted a formal demand letter to XTI requesting compliance with the provisions outlined in the Letter Agreement, and in accordance with section 8 of the JV Agreement with XTI.

As of the date of this filing, we remain engaged in dialogue with XTI to enforce compliance with the Letter Agreement and to find an amicable resolution.

The Company analyzed the transaction under ASC 810, Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The JV qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from Xeriant. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests are 50/50. However, the agreement provides for a Management Committee of five members. Three of the five members are from Xeriant. Additionally, Xeriant had a right to invest up to $10,000,000 into the JV. As such, Xeriant has substantial capital at risk. Based on these two factors, the conclusion is that Xeriant is the primary beneficiary of the VIE. Accordingly, Xeriant has consolidated the VIE.

The Company includes the assets and liabilities related to the VIE in the consolidated balance sheets. Xeriant, Inc. provides cash to the VIE to fund its operations. The carrying amounts of consolidated VIE's assets and liabilities associated with the VIE subsidiary were as follows:

	June 30, 2023	June 30, 2022
Assets
Cash	$-	$4,516
Total Assets	$-	$4,516

Liabilities
Due from Xeriant Inc.	$4,475,155	$4,479,547
Total Liabilities	$4,475,155	$4,479,547

Joint Venture with Movychem

On April 2, 2022, the Company entered into a Joint Venture Agreement with Movychem s.r.o., a Slovakian limited liability company, to exploit the Movychem Intellectual Property and the Purchased Patents. The Joint Venture is organized as a Florida limited liability company under the name Ebenberg, LLC, owned 50% by each of the Company and Movychem.

For its capital contribution to the Joint Venture, pursuant to a Patent and Exclusive License and Assignment Agreement (the “Patent Agreement”), Movychem would transfer to the Joint Venture all of its interest to the know-how and intellectual property relating to Retacell® exclusive of all patents, and the Company would contribute the amount of $2,600,000 payable (a) $600,000 at the rate of $25,000 per month over a 24 month period and (b) $2,000,000 within five business days of a closing of a financing in which the Company receives net proceeds of at least $3,000,000 but in no event later than six months from the Effective Date. At such time as the Company makes a $2,000,000 payment (and assuming the Company is current with its then monthly capital contributions), pursuant to the Patent Agreement, Movychem would transfer all of its rights, title and interest to all of the patents related to Retacell for an amount equal to aggregate cash contributions of the Company to the Joint Venture plus 40% of all royalty payments received by the Joint Venture for the licensing of Retacell products. Pending assignment of the patents to the Joint Venture, pursuant to the Patent Agreement, Movychem would grant to the Joint Venture an exclusive worldwide license under the patents.

Under the Joint Venture Agreement, the Company agreed to grant to certain individuals affiliated with Movychem five-year warrants (the “Warrants”) to purchase an aggregate of 170,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share with vesting depending on the satisfaction of various milestones as described therein. of which none have yet to occur.

The Company analyzed the transaction under ASC 810, Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The Joint Venture qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from both parties. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests are 50/50 and the agreement provides for a Management Committee of five members. Two of the five members are from Xeriant and Movychem, respectively and one is appointed by mutual agreement of the parties. Movychem is transferring to the Joint Venture all of its interest to the know-how and intellectual property relating to Retacell exclusive of all patents, and the Company is contributing cash. As such, both parties do not have substantial capital at risk. Based on these two factors, the conclusion is that no one is the primary beneficiary of the VIE. Accordingly, Xeriant has not consolidated the VIE.

The Joint Venture Agreement granted to Movychem the right to dissolve the Joint Venture in the event that the Company fails to make any of its capital contributions in which case the Joint Venture will be required to grant back to Movychem all joint venture intellectual property and the assignment to Movychem of any outstanding licenses. After working with Movychem over the past year and experiencing a number of issues, including but not limited to Movychem’s unwillingness to provide material documentation, processes and information required for the exploitation of Retacell®, the Company independently developed an upcycled construction panel, without the inclusion of Retacell®, outside of the Movychem JV.

On August 12, 2022, the Company filed the trademark “NexBoard,” for construction panels, namely, composite sheets and panels composed primarily of plastic, reinforcement materials and fire-retardant chemicals for use in walls, ceilings, flooring, framing, siding, roofing and decking. The trademark filing was intentionally broad and based upon demand for a general all-purpose construction panel made from a mixture of fire-retardant and recycled materials.

Because of Movychem’s non-performance as described above, Xeriant ceased paying Movychem $25,000 per month as provided in the Joint Venture beginning December 2022.  On February 13, 2023, Movychem formally requested dissolution of its Joint Venture with Xeriant, named Ebenberg, LLC.  On February 24, 2023, Xeriant provided a formal response to Movychem, highlighting its multiple and sustained lapses in collaborative efforts related to the commercialization of the Retacell technology.  Subsequent to this communication, Xeriant expressly repudiated Movychem’s proposition for dissolution and their proposition to take an exclusive territory to market Retacell®.  Because Xeriant is focused on commercialization and industrial-level production of eco-friendly composite construction panels, and has moved beyond the Retacell® technology, the Company agreed to dissolution of the Ebenberg, LLC Joint Venture effective June 30, 2023.

As of June 30, 2023 and 2022, the Company contributed $312,919 and $115,356 to the joint venture.

During the year ended June 30, 2023, the Company fully impaired its investment in JV with Ebenberg LLC in the amount of $156,460.

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On June 30, 2023 and 2022, the Company had $0 and $811,429 in excess of FDIC insurance, respectively.

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leases 2,911 square feet of office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Boulevard, Suite 309, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019, through January 1, 2025, in which the first three months of rent were abated. Due to the COVID-19 pandemic, the Company decided to have all employees work from home and intends to build out the office space by the end of October 2023 to allow employees to work from the office beginning in November of 2023. The following table illustrates the base rent amounts over the term of the lease:

Base Rent Periods

November 1, 2019 to October 31, 2020	$4,367
November 1, 2020 to October 31, 2021	$4,498
November 1, 2021 to October 31, 2022	$4,633
November 1, 2022 to October 31, 2023	$4,772
November 1, 2023 to October 31, 2024	$4,915
November 1, 2024 to January 31, 2025	$5,063

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in other general and administrative expenses on the consolidated statement of operations. During the years ended June 30, 2023 and 2022, the Company recorded $53,327 and $54,393 in rent expense, respectively in other general and administrative expenses on the consolidated statement of operations.

Right-of-use asset is summarized below:

	June 30, 2023	June 30, 2022
Office lease	$220,448	$220,448
Less accumulated amortization	(137,537)	(92,106)
Right of use assets, net	$82,911	$128,342

Operating lease liability is summarized below:

	June 30, 2023	June 30, 2022
Office lease	$92,196	$141,160
Less: current portion	(55,999)	(48,963)
Long term portion	$36,197	$92,197

Maturity of lease liabilities are as follows:

Year ended June 30, 2024	$62,201
Year ended June 30, 2025	37,112
Total future minimum lease payments	99,313
Less: Present value discount	(7,117)
Lease liability	$92,196

NOTE 6 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

The carrying value of convertible notes payable, net of discount, as of June 30, 2023 and 2022, was $5,850,000 and $3,936,185, respectively.

	June 30,	June 30,
Convertible Notes Payable	2023	2022
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$5,850,000	$6,050,000
Total face value	5,850,000	6,050,000
Less unamortized discount	-	(2,113,815)
Carrying value	$5,850,000	$3,936,185

Auctus Fund LLC Senior Secured Note

Through Maxim Group, LLC, Xeriant was introduced to Auctus Fund, LLC (“Auctus”) for the purpose of providing a bridge loan funding to satisfy the requirements of a pending merger with XTI Aircraft under a binding term sheet signed in September 2021.  On October 27, 2021, the Company was issued a convertible note payable with Auctus Fund, LLC (the “Auctus Note”) with the principal of $6,050,000, consisting of $5,142,500, which was the actual amount funded, plus an original issue discount in the amount of $907,500 for interest on the unpaid principal amount at the rate of zero percent per annum from the issue date until the note becomes due and payable.  The closing costs were $433,550, which included $308,550 in fees paid to Maxim and professional fees for completing the transaction. The Note had an initial due date of October 27, 2022. The Auctus Note provides the holder has the option to convert the principal balance to common stock of the Company at a conversion price of the lesser of (i) $0.1187 or (ii) 75% of the offering price per share divided by the number of shares of common stock. The Auctus Note is secured by the grant of a first priority security interest in the assets of the Company. In connection with the Auctus Note, the Company issued warrants indexed to an aggregate of 50,968,828 shares of common stock. The warrants have a term of five years and an exercise price of $0.1187.

Effective August 1, 2022, the Company entered into an Amendment to the Senior Secured Promissory Note (the “First Amendment”) with Auctus pursuant to which the parties agreed to amend the Auctus Note. The Amendment (i) extended the maturity date of the Auctus Note to November 1, 2022, and (ii) extended the dates for the completion of the acquisition of XTI Aircraft and the uplist of the Company’s common stock to a national securities exchange to November 1, 2022. In consideration of the Amendment, the Company agreed to (i) grant to Auctus a new Warrant to purchase 25,000,000 shares of common stock dated July 26, 2022 (the “Warrant”) at an exercise price of $0.09 per share and 5-year term; (ii) make a prepayment of the Note in the amount of $100,000; and (iii) cause a director of the Company to cancel his 10b-5(1) Plan.

Effective December 27, 2022, the Company entered into a Second Amendment to the Senior Secured Promissory Note (the “Second Amendment”) with Auctus pursuant to which the parties agreed to further amend the Auctus Note. The Second Amendment (i) extended the maturity date of the Note, the obligation to uplist to a national securities exchange and acquisition of XTI Aircraft Company to March 15, 2023, and (ii) extended the date to file an S-1 registration statement to uplist the Company’s common stock to a national securities exchange to January 15, 2023. In consideration of the Amendment, the Company agreed to (i) grant to Auctus a new Warrant to purchase 250,000,000 shares of Common Stock dated December 27, 2022 (the “New Warrant”) at an exercise price of $0.09 per share and 5-year term, and (ii) make two pre-payment installments of $50,000 on January 15, 2023, and February 15, 2023. As of June 30, 2023, a total of $50,000 remains outstanding and is recorded within accounts payable and accrued liabilities in the consolidated balance sheets.

Since the Note was issued pre-adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Company was required to determine if the debt contained a beneficial conversion feature (“BCF”), which is based on the intrinsic value on the date of issuance. The Company recorded a beneficial conversion feature in the amount of $2,365,419 in additional paid-in capital. The BCF resulted in a debt discount and is amortized over the life of the note.

The Company tested the first modification (“First Amendment”) under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification resulted in a loss on an extinguishment in the amount of $3,570,366 for the year ended June 30,2023. The loss on extinguishment was determined as follows:

Reacquisition Price:
Modified convertible debt instrument	$5,950,000
Fair value of warrants	1,918,393
Cash payment	100,000
$7,968,393
Carrying Value of Original Instrument
Original convertible debt instrument	$6,050,000
Debt discount - warrant	(707,585)
Original issue discount	(341,692)
Debt discount - BCF	(602,696)
Carrying value of original debt	4,398,027
Loss on extinguishment	$3,570,366

The Company tested the second modification (“Second Amendment”) under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification resulted in a loss on an extinguishment in the amount of $689,621. The loss on extinguishment was determined as follows:

Reacquisition Price:
Modified convertible debt instrument	$5,850,000
Fair value of warrants	689,621
Accrued Short-term Liability	100,000
$6,639,621
Carrying Value of Original Instrument
Carrying value of original debt	5,950,000
Loss on extinguishment	$689,621

For the years ended June 30, 2023 and 2022, the Company recorded $461,842 and $4,369,735 in amortization of debt discount related to the Auctus note, respectively. As of June 30, 2023 and 2022, the carrying value of the Auctus note was $5,850,000 and $3,936,185, respectively.

NOTE 7 – CONVERTIBLE BRIDGE LOANS – AT FAIR VALUE

Between January 13, 2023, and March 31, 2023, the Company issued convertible bridge loans with an aggregate face value of $270,000. The notes have a coupon rate of 10% and a maturity date of one year. If the Company has a liquidity event (i.e. the Company a public offering of common stock (or units consisting of common stock and warrants to purchase common stock), resulting in the listing for trading of the common stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange), the notes and any accrued interest automatically convert into common stock. The Liquidity Event Conversion Price is the lesser of (a) $0.09 and (b) the product of (x) the Liquidity Event Price multiplied by (z) 75%. In the event a liquidity event does not occur, the Holder has the option to convert the Notes on the maturity date at a conversion price of $0.09.

In addition to the Notes, the holders received an aggregate 2,700,000 warrants. The warrants have an exercise price of $0.09 per share and have a five-year exercise term.

The Company analyzed the Convertible Bridge Loans to determine if they were within the scope of ASC 480 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Contract embodies a conditional obligation to transfer a variable number of shares in which the monetary value of the obligation is based solely or predominantly on, among other things, a fixed monetary amount known at inception. Additionally, the obligation is, in substance, a “traditional” debt arrangement, with the stock of the issuer used as the form of currency for repayment. As a result, the instruments are recorded at fair value pursuant to ASC 480-10-30-7. As of June 30, 2023 and 2022, the fair value of the Convertible Bridge Loans was $247,254 and $0, respectively. During the years ended June 30, 2023, and 2022, the Company recorded $10,083 and $0 in interest expense related to these loans, respectively. During the years ended June 30, 2023, and 2022, the Company recorded $57,368 and $0 in decrease in fair value of Convertible Bridge Loans, respectively.

The Company evaluated the detachable warrants under the requirements of ASC 480 and concluded that the warrants do not fall within the scope of ASC 480. The Company next evaluated the notes under the requirements of ASC 815 “Derivatives and Hedging” and concluded the warrants meet equity classification. The warrants were valued using Black-Scholes Merton (“BSM”) and were determined to have a value of $80,114, which is recorded in the consolidated statement of stockholders’ equity.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Between May 13, 2023, and June 28, 2023, the Company issued convertible bridge loans with an aggregate face value of $100,000. The notes have a coupon rate of 10% and a maturity date of one year. The Notes are convertible at a fixed price of $0.01 per share. Since the Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, on July 1, 2022, it was not required to determine if the debt contained a beneficial conversion feature (“BCF”). As such, the Note was recorded as straight debt. During the year ended June 30, 2023, the Company recorded $483 in interest expense related to these notes.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and 2022:

	June 30, 2023			June 30, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Convertible Bridge Loans	$—	$—	$247,254	$—	$—	$—

Fair values determined by Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets. Level 3 instruments are characterized by unobservable inputs that are supported by little or no market activity, which require management judgment or estimation. The fair value of the Convertible Bridge Loans have three components: (i) principal, (ii) interest, and (iii) a redemption feature. The first two components (i.e. principal and interest) were valued using an income approach. For the Redemption Feature, the Company uses a Black-Scholes Merton (“BSM”) valuation technique because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving this component. Such assumptions include market price, strike price, term, market trading volatility and risk-free rates.

Significant inputs and results arising from the BSM process are as follows for the redemption feature component of the Convertible Bridge Loans:

	Inception Dates	Year Ended
Quoted market price on valuation date	$0.027 - $0.05	$0.024
Effective contractual conversion rates	$0.09 - $0.012	$0.09
Contractual term to maturity	0.4 -1 year	0.25 – 0.75 year
Market volatility:
Volatility	115% - 135%	93.58% - 105.56%
Risk-adjusted interest rate	4.32% - 5.14%	5.40% – 5.47%

The following table summarizes the total carrying value of the Company’s Level 3 instruments held as of June 30, 2023, including cumulative unrealized gains and losses recognized during the years ended June 30, 2023 and 2022:

	Period Ended
	June 30,
	2023	2022
Balances at beginning of period	$-	$-
Issuances:
Convertible Bridge Loans	189,886	-
Changes in fair value inputs and assumptions reflected in income	57,368	-
Balances at end of period	$247,254	$-

NOTE 10 – RELATED PARTY TRANSACTIONS

Consulting fees

During the years ended June 30, 2023 and 2022, the Company recorded $170,000 and $184,000 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. As of June 30, 2023 and 2022, $10,000 and $15,000 was recorded in accrued liabilities respectfully.

For the years ended June 30, 2023 and 2022, the Company recorded $102,000 and $122,000 respectively, in consulting fees to Edward DeFeudis, a Director of the Company. As of June 30, 2023 and 2022, $5,000 and $0 was recorded in accrued liabilities respectfully.

During the years ended June 30, 2023 and 2022, the Company recorded $56,000 and $86,000 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. As of June 30, 2023, and 2022, $0 and $7,000 was recorded in accrued liabilities respectfully.

During the years ended June 30, 2023 and 2022, the Company recorded $25,000 and $40,425 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. As of June 30, 2023 and 2022, $5,000 and $0 was recorded in accrued liabilities respectfully.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Financial Advisory Agreements

On August 10, 2021, the Company entered into an Advisory Agreement with an outside firm to assist the Company with fundraising activities. In connection with the agreement, the Company has the following commitments:

•	Issue 500,000 shares payable at the date of the agreement, 500,000 shares payable three months from the date of the agreement, 500,000 shares payable nine months from the date of the agreement.

•

Pay a financing fee of 1.5% of gross proceeds received by the Company up to $100,000,000; a financing fee of 1.25% of gross proceeds received by the Company from $100,000,000-$200,000,000, and a financing fee of 1% of gross proceeds received by the Company over $200,000,000.

•

M&A fee of 1.5% of the value of a business or asset sold up to $50,000,000; an M&A fee of 1.25% of value of a business or asset sold from $50,000,000-$100,000,000, an M&A fee of 1% of value of a business or asset sold from $100,000,000-$200,000,000, and an M&A fee of 0.5% of value of a business or asset sold over $200,000,000.

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

During the year ended June 30, 2022, the Company issued the initial 2,225,000 shares. There were no additional shares issued during the fiscal year ended June 30, 2023.

Board of Advisors Agreements

The Company has entered into Advisor Agreements with various advisory board members. The agreements provide for the following:

On July 1, 2021, the Company agreed to issue 100,000 common shares, and $2,500 per meeting paid in cash, common shares, or a combination, an additional bonus of $25,000 paid in common shares issued at the end of each year of service, an option to purchase 5,000,000 common shares at $0.12 per share, vesting quarterly over 24 months, and for each of the following three years (beginning July 1, 2022), an option to purchase an additional 1,000,000 common shares per year thereafter at a 25% discount to the average market price for the preceding 10 trading days. The agreement also provides for a 1% finders fee.

On July 6, 2021, provided an option to purchase 5,000,000 common shares at $0.12 per share, vesting quarterly over 24 months, a bonus of 250,000 common shares issued upon a strategic partnership with a major airline, $2,500 per formal meeting paid in common shares, and an additional bonus of $25,000 paid in common shares issued at the end of each year of service.

On July 28, 2021, the Company agreed to issue 250,000 common shares immediately, an option to purchase 5,000,000 common shares at $0.12 per share, vesting quarterly over 24 months, a bonus of 5,000,000 common shares for bringing in a strategic partner that significantly strengthens the Company’s market position, $2,500 per formal meeting paid in cash, common shares or a combination, and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. The agreement also provides for a 30% commission.

On August 9, 2021, the Company agreed to issue 50,000 common shares vesting over the first year, $2,500 per meeting paid in cash, common shares, or a combination, and an additional bonus of $25,000 paid in common shares issued at the end of each year of service.

On August 20, 2021, the Company agreed to issue 100,000 common shares, and $2,500 per meeting paid in cash, common shares, or a combination, an additional bonus of $25,000 paid in common shares issued at the end of each year of service, an option to purchase 4,000,000 common shares at $0.12 per share, vesting quarterly over 24 months.

On March 1, 2022, the Company agreed to issue 150,000 common shares vesting monthly over one year,  $2,500 per meeting paid in cash, and an additional bonus of $25,000 paid in common shares issued at the end of each year of service.

On January 20, 2022, the Company agreed to issue 150,000 common shares vesting monthly over one year, and $2,500.00 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service.

On March 20, 2022, the Company agreed to issue 150,000 common shares vesting monthly over one year, and $2,500.00 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service.

There were no additional Advisory Agreements executed during the fiscal year ended June 30, 2023.

NOTE 12 – EQUITY

Common Stock

As of June 30, 2023 and 2022, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 389,433,144 and 365,239,001 shares issued and outstanding as of June 30, 2023 and 2022, respectively.

Fiscal Year 2022 Issuances

During the year ended June 30, 2022, in connection with one of the subscription agreements, the Company issued 250,000 shares as an equity kicker valued at $43,753, which has been expensed as financing costs.

During the year ended June 30, 2022, the Company issued 4,308,600 shares of common stock as a result of warrant exercises in the aggregate proceeds of $128,550.

During the year ended June 30, 2022, the Company issued 4,685,615 shares of common stock for services, valued at $761,954.

During the year ended June 30, 2022, the Company sold 39,366,666 shares of common stock for aggregate proceeds of $2,078,501.

During the year ended June 30, 2022, the Company issued 7,138,000 shares of common stock in exchange for the conversion of 7,138 shares of Series A Preferred Stock.

During the year ended June 30, 2022, the Company issued 10,598,544 shares of common stock for the conversion of $167,550 in principal and $4,984 in accrued interest. This resulted in a loss on extinguishment of debt in the amount of $536.

During the year ended June 30, 2022, the Company issued 4,229,680 shares of common stock for the conversion of $250,000 principal balance of convertible notes payable and $3,749 accrued interest.

During the year ended June 30, 2022, the Company issued 845,936 shares of common stock in exchange for the inducement to the convertible notes holders to convert at fair value of $134,929.

Fiscal Year 2023 Issuances

During the year ended June 30, 2023, the Company issued 1,000,000 shares of common stock in exchange for the conversion of 1,000 shares of Series A Preferred Stock.

During the year ended June 30, 2023, the Company issued 457,143 shares to a consultant for services valued at $48,000.

During the year ended June 30, 2023, the Company issued 10,237,000 shares of common stock in exchange for the conversion of 10,237 shares of Series A preferred stock.

During the year ended June 30, 2023, the Company issued 5,000,000 shares of common stock in exchange for the conversion of 500 shares of Series A preferred stock.

During the year ended June 30, 2023, the Company issued 7,500,000 shares of common stock in exchange for the conversion of 7,500 shares of Series A preferred stock.

Series A Preferred Stock

There are 100,000,000 shares authorized as preferred stock, of which 3,500,000 are designated as Series A preferred stock having a par value of $0.00001 per share. The Series A preferred stock has the following rights:

•	Voting: The preferred shares shall be entitled to 1,000 votes to every one share of common stock.

•

Dividends: The Series A preferred stockholders are treated the same as the common stockholders except at the dividend on each share of Series A convertible preferred stock is equal to the amount of the dividend declared and paid on each share of common stock multiplied by the Conversion Rate.

•	Conversion: Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time into shares of Common Stock on a 1:1,000 basis.

•

The shares of Series A Preferred Stock are redeemable at the option of the Corporation at any time after September 30, 2022 upon not less than 30 days written notice to the holders. It is not mandatorily redeemable.

As of June 30, 2023 and 2022, the Company had 757,395 and 781,132 shares of Series A preferred stock issued and outstanding, respectively.

On July 11, 2022, the Company issued 1,000,000 shares of common stock in exchange for the conversion of 1,000 shares of Series A preferred stock.

On October 24, 2022, the Company issued 10,237,000 shares of common stock in exchange for the conversion of 10,237 shares of Series A preferred stock.

On March 17, 2023, the Company issued 5,000,000 shares of common stock in exchange for the conversion of 5,000 shares of Series A preferred stock.

On May 26, 2023, the Company issued 7,500,000 shares of common stock in exchange for the conversion of 7,500 shares of Series A preferred stock.

Series B Preferred Stock

On March 25, 2021, the Certificate of Designation for the Series B Preferred was recorded by the State of Nevada. There are 100,000,000 shares authorized as preferred stock, of which 1,000,000 are designated as Series B Preferred Stock having a par value of $0.00001 per share. The Series B preferred stock is not convertible, grants 5,000 votes and no liquidation preference.

Stock Options

In connection with certain advisory board compensation agreements, the Company issued an aggregate 21,250,000 options at an exercise price of $0.12 per share for the year ended June 30, 2022. These options vest quarterly over twenty-four months and have a term of three years. The grant date fair value was $3,964,207. The Company recorded compensation expense in the amount of $702,116 and $3,248,181 for these options for the years ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $0 of total unrecognized compensation cost related to non-vested portion of options granted.

As of June 30, 2023, there are 21,250,000 options outstanding, of which 20,687,500 are exercisable. The weighted average remaining term is 1.11 years.

A summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	-	-
Granted	21,250,000	$0.12
Exercised	-	-
Canceled	-	-
Outstanding at June 30, 2022	21,250,000	$0.12	2.1
Granted	-
Exercised	-	-
Canceled	-	-
Outstanding at June 30, 2023	21,250,000	$0.12	1.11	$-
Exercisable at June 30, 2023	20,687,500	$0.12	1.11	$-

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	181.21% - 275.73%
Range of interest rates	0.20% - 1.08%

Warrants

As of June 30, 2023, and 2022, the Company had 104,802,161 and 55,512,161 warrants outstanding, respectively. The warrants have a term of two to five years and an exercise price range from $0.021 and $0.1187. The Company evaluated the warrants under ASC 815, Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair values. During the year ended June 30, 2022, holders of warrants exercised warrants for 4,308,600 shares of common stock for aggregate proceeds of $128,550. As of June 30, 2023, the weighted average remaining useful life of the warrants was 3.79.

As of June 30, 2023 and 2022, the Company had 104,802,161 and 55,512,161 warrants outstanding respectively. The warrants are detailed as follows:

Number of Warrants	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	8,848,333	$0.0300	0.94	$-
Granted	50,968,828	$0.1187	4.6	$-
Exercised	(4,305,000)
Canceled	-
Outstanding at June 30, 2022	55,512,161	$0.1110
Granted	52,700,000	$0.0865	5.003
Exercised	-
Canceled	(3,410,000)
Outstanding at June 30, 2023	104,802,161	$0.1015	3.791	$-
Vested and expected to vest at June 30, 2023	104,802,161	$0.1015	3.7905	$-
Exercisable at June 30, 2023	104,802,161	$0.1015	3.7905	$-

NOTE 13 - NON-CONTROLLING INTEREST

None

NOTE 14 – INCOME TAXES

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

At June 30, 2023 and 2022, the significant components of the deferred tax assets are summarized below:

	June 30,	June 30,
	2023	2022

Net operating loss carry-forward	$7,460,414	$5,860,409
Valuation Allowance	(7,460,414)	(5,860,409)
Net Deferred Tax Asset (Liability)	$-	$-

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expenses in its consolidated statements of operations. There were no interest or penalties accrued as of June 30, 2023.

NOTE 15 – SUBSEQUENT EVENTS

On August 7, 2023, the Company established a wholly owned subsidiary, BlueGreen Composites, LLC, to better manage the business operations of the green building products business line.  As of the date of this filing, no bank account was opened, no contracts or agreements were executed, and no business operations were undertaken.

On July 30, 2023, we filed the trademark BlueGreen for ecofriendly composite building products and “Durever” for the same categories on July 31, 2023.

From July 1, 2023, through October 12, 2023, a total of $461,000 in convertible notes were issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective August 31, 2023, the Company engaged Accell Audit & Compliance, PA, replacing BF Borgers CPA P.C. as the Company’s independent registered public accounting firm. The engagement was approved by the Company’s Board of Directors.

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

At June 30, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that, at June 30, 2023, our disclosure controls and procedures are effective.

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

Our management has conducted an evaluation, under the supervision and with the participation of Keith Duffy, our Chief Executive Officer, and Brian Carey, our Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of June 30, 2023. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Keith Duffy concluded that our internal controls over financial reporting are effective based upon the Company’s size and staff size, and that there are no apparent material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2023, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Xeriant, Inc.

The following sets forth information about our directors and executive officers:

Name	Age	Position

Keith Duffy	62	Chairman of the Board and CEO

Scott Duffy	62	Executive Director

Edward C. DeFeudis	50	Director

Pablo Lavigna	52	Chief Information Officer

Brian Carey	61	Chief Financial Officer

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles due to the small size and early stage of the Company.

Family Relationships

Keith Duffy, Chairman and CEO, and Scott Duffy, Executive Director, are brothers.

Board Committees

Audit Committee

We do not have a separately designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. Two directors also hold positions as our officers. Our Board of Directors is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors’ engagement by the audit committee.

Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Registrant's board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to our fiscal year ended June 30, 2023.

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

Item 11. Executive Compensation.

For the years ended June 30, 2023, all officers and directors were compensated as independent contractors based upon respective consulting agreements as noted in Table below.

The following table shows information regarding the compensation earned for the years ended June 30, 2023 and 2022 by our named executive officers:

EXECUTIVE COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Keith Duffy (1)	2023	$85,000	-	-	-	-	-	-	$85,000
	2022	$92,000	-	-	-	-	-	-	$92,000

Scott Duffy (1)	2023	$85,000	-	-	-	-	-	-	$85,000
	2022	$92,000	-	-	-	-	-	-	$92,000

Pablo Lavigna (2)	2023	$56,000	-	-	-	-	-	-	$56,000
	2022	$86,000	-	-	-	-	-	-	$86,000

Brian Carey (3)	2023	$25,000	-	-	-	-	-	-	$25,000
	2022	$40,425	-	-	-	-	-	-	$40,425

(1)

Paid as consulting fees for the years ended June 30, 2023, and 2022 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations. The Company recorded $10,000 in accrued liabilities related to unpaid compensation for Keith Duffy, for the year ended June 30, 2023.

(2)	Paid as consulting fees for the years ended June 30, 2023, and 2022 to AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO.

(3)

Paid as consulting fees for the years ended June 30, 2023, and 2022 to Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The Company recorded $5,000 in accrued liabilities related to unpaid compensation for Brian Carey, for the year ended June 30, 2023.

Director Compensation

The following table shows information regarding the compensation earned during the years ended June 30, 2023, and 2022 by the members of our board of directors.

DIRECTOR COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Keith Duffy	2023	-	-	-	-	-	-	-	-
Director	2022	-	-	-	-	-	-	-	-

Scott Duffy	2023	-	-	-	-	-	-	-	-
Director	2022	-	-	-	-	-	-	-	-

Edward C. DeFeudis (1)	2023	$102,000	-	-	-	-	-	-	$102,000
Director	2022	$122,000	-	-	-	-	-	-	$122,000

(1)

Paid as consulting fees for the years ended June 30, 2023, and 2022 to Edward C. DeFeudis, a member of the board of directors. The Company recorded $5,000 in accrued liabilities related to unpaid compensation for Edward DeFeudis, for the year ended June 30, 2023.

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

Option Exercises and Fiscal Year-end Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2023, or held any outstanding stock options as of June 30, 2023.

Incentive Plan

The Registrant does not have any equity compensation plans.

Consulting Agreements

None, although the officers are currently paid as related party consultants of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth as of June 30, 2023, information with respect to beneficial ownership of the Company’s common stock by:

•	Each person known to the Company to own beneficially more than 5% of our outstanding common stock, either before or immediately after the merger.

•	Each of the post-Merger directors and executive officers of the Company.

•	All of our post-Merger directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to any warrants or options that are presently exercisable or exercisable within 60 days of June 30, 2023, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The numbers reflected in the percentage ownership columns are based on a fully diluted basis of the Company’s common stock outstanding after a conversion of the Series A Preferred Stock into Common Shares. The persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Number of Shares of Common Stock	Number of Series A Preferred Stock	Total Fully Diluted Shares	Percentage Represented on a Fully Diluted Basis
Name of Beneficial Owner
Micha Holdings, LLC (1)	-	92,000	92,000,000	8.02%
Ancient Investments, LLC (2)	-	200,000	200,000,000	17.44%
Basil Consulting, LLC (3)	7,500,000	89,362	96,862,000	8.45%
Christopher Sawchuk	21,927,637	100,000	121,927,637	10.63%
Spider Investments, LLC (4)	2,667,130	77,000	79,667,130	6.74%
Pablo Lavigna (5)	13,454,545	-	13,454,545	1.17%
Brian Carey (6)	203,025	-	203,025	0.02%

All directors and executive officers as a group (four persons)	16,324,700	-	290,907,570	25.36%
Total shares	389,443,144	757,395	1,146,828,144

(1)	Alberto Silva has control and dispositive power over Micha Holdings, LLC and is the beneficial owner of Micha Holdings, LLC.
(2)	Keith Duffy is the Chairman and Chief Executive Officer of the Company, and is a beneficial owner of Ancient Investments, LLC.
(3)	Cameron Cox is the beneficial owner or Basil Consulting, LLC.
(4)	Edward C. DeFeudis is a Director of the Company and has control and dispositive power over Spider Investments, LLC and is the beneficial owner of Spider Investments, LLC.
(5)	Pablo Lavigna is the Chief Information Officer of the Company and the beneficial owner of these shares, which are under his personal name and his company, AMP Web Services, LLC.
(6)	Brian Carey is the Chief Financial Officer of the Company.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by BF Borgers CPA, PC, and Accell Audit & Compliance, PA, for professional services rendered for the fiscal year ended June 30, 2023 and 2022:

	Fiscal Year Ended
	June 30, 2023	June 30, 2022
Audit Fees	$132,205	$64,300
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$132,205	$64,300

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

Our Board of Directors has reviewed and discussed with Accell Audit & Compliance, PA (“Accell”) our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2023 and 2022. The Board of Directors also has discussed with Accell the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2023, for filing with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XERIANT, INC.

Date: October 16, 2023	By:	/s/ Keith Duffy
Keith Duffy
Chief Executive Officer (Principal Executive)

Date: October 16, 2023	By:	/s/ Brian Carey
Brian Carey
Chief Financial Officer

Date: October 16, 2023	By:	/s/ Scott Duffy
Scott Duffy
Executive Director, Corporate Operations

Date: October 16, 2023	By:	/s/ Edward DeFeudis
Edward DeFeudis
Director

