Form 10-Q
period 2023-09-30
XERIANT, INC.
filed 2023-11-13
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2023, the Registrant had outstanding 421,044,644 shares of common stock.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

XERIANT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2023	June 30, 2023
	Unaudited
Assets
Current assets
Cash	$24,551	$61,625
Prepaids	3,714	4,529
Note receivable	139,947	-
Total current assets	168,212	66,154

Deposits	12,546	12,546
Property & equipment, net	5,129	5,507
Operating lease right-of-use asset	70,765	82,911
Total assets	$256,652	$167,118

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$437,842	$402,568
Accrued liabilities, related party	10,000	20,000
Shares to be issued	75,200	75,200
Convertible notes payable- in default	5,850,000	5,850,000
Convertible notes payable	451,000	100,000
Convertible bridge loans, at fair value	249,702	247,254
Lease liability, current	57,876	55,999
Total current liabilities	7,131,620	6,751,021

Lease liability, long-term	21,144	36,197
Total liabilities	7,152,764	6,787,218

Commitments and contingencies (Note 11)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 752,395 and 757,395 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	8	8
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 401,033,144 and 389,433,144 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	4,010	3,894
Common stock to be issued	51,950	51,950
Additional paid in capital	19,855,677	19,789,793
Accumulated deficit	(23,972,551)	(23,638,461)
Total stockholders’ deficit	(4,060,896)	(3,792,806)
Non-controlling interest	(2,835,216)	(2,827,294)
Total stockholders' deficit	(6,896,112)	(6,620,100)
Total liabilities and stockholders' deficit	$256,652	$167,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended
	September 30,
	2023	2022
Operating expenses:
Consulting and advisory fees	$51,695	$455,573
Related party consulting fees	97,500	94,000
General and administrative expenses	49,877	89,996
Professional fees	90,314	90,060
Advertising and marketing expense	2,522	6,356
Research and development expense	26,982	-
Total operating expenses	318,890	735,985

Loss from operations	(318,890)	(735,985)

Other expenses:
Amortization of debt discount	-	(461,842)
Interest expense	(20,674)	-
Change in fair value of convertible bridge loans	(2,448)	-
Loss from Ebenberg JV	-	(49,328)
Loss on extinguishment of debt	-	(3,570,366)
Total other expense	(23,122)	(4,081,536)

Net loss	(342,012)	(4,817,521)

Less net loss attributable to noncontrolling interest	(7,922)	(7,425)

Net loss attributable to common stockholders	$(334,090)	$(4,810,096)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	393,756,221	361,552,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common stock to be	Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Interest	Total
Balance June 30, 2023	757,395	$8	1,000,000	$10	389,433,144	$3,894	$51,950	$19,789,793	$(23,638,461)	$(2,827,294)	$(6,620,100)

Conversion of Series A Preferred to Common Stock	(5,000)	-	-	-	5,000,000	50	-	(50)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	6,600,000	66	-	65,934	-	-	66,000

Net loss	-	-	-	-	-	-	-	-	(334,090)	(7,922)	(342,012)

Balance September 30, 2023	752,395	$8	1,000,000	$10	401,033,144	$4,010	$51,950	$19,855,677	$(23,972,551)	$(2,835,216)	$(6,896,112)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common stock to be	Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Interest	Total
Balance June 30, 2022	781,132	$8	1,000,000	$10	365,239,001	$3,652	$51,950	$16,351,791	$(16,571,505)	$(2,797,611)	$(2,961,705)

Stock issued for services	-	-	-	-	457,143	5	-	47,995	-	-	48,000

Conversion of Series A Preferred to Common Stock	(1,000)	-	-	-	1,000,000	10	-	(10)	-	-	-

Fair value of warrants associated with convertible debt	-	-	-	-	-	-	-	1,918,393	-	-	1,918,393

Adjustment for rounding	-	-	-	-	-	5	-	(5)	-	-	-

Stock option compensation	-	-	-	-	-	-	-	306,170	-	-	306,170

Net loss	-	-	-	-	-	-	-	-	(4,810,096)	(7,425)	(4,817,521)

Balance September 30, 2022	780,132	$8	1,000,000	$10	366,696,144	$3,672	$51,950	18,624,349	$(21,381,601)	$(2,805,036)	$(5,506,663)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended
	September 30,
	2023	2022

Cash Flows from Operating Activities
Net loss	$(342,012)	$(4,817,521)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	378	335
Stock option expense	-	306,170
Stock issued for services	-	48,000
Change in fair value of convertible bridge loans	2,448
Loss on extinguishment of debt	-	3,570,366
Loss from Ebenberg JV	-	(49,328)
Amortization of debt discount	-	461,842
Amortization of right of use asset	12,146	10,905
Changes in operating assets and liabilities:
Prepaids	815	(7,476)
Accounts payable and accrued liabilities	41,274	(87,139)
Accrued liability, related party	(10,000)	10,000
Lease liabilities	(13,176)	(11,493)
Net cash from operating activities	(308,127)	(565,339)

Cash Flows from Investing Activities
Cash issued for notes receivable	(139,947)	-
Purchase of property and equipment	-	(2,567)
Net cash from financing activities	(139,947)	(2,567)

Cash Flows from Financing Activities
Proceeds from convertible bridge loans	411,000	-
Net cash from financing activities	411,000	-

Net change in cash	(37,074)	(567,906)

Cash at beginning of period	61,625	1,065,945

Cash at end of period	$24,551	$498,039

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$66,000	$-
Warrants issued with convertible notes payable extinguishment	$-	$1,918,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Company Overview

Xeriant, Inc. (the “Company”) is dedicated to the discovery, development and commercialization of advanced materials and technology related to next generation air and spacecraft, which can be successfully integrated and commercialized for deployment across multiple industrial sectors. The Company seeks to partner with and acquire strategic interests in visionary companies that accelerate this mission. The Company plans to market its advanced materials line under the DUREVER™ brand, which includes NexBoard™, an eco-friendly, patent-pending composite building panel made from plastic and cellulose waste, designed to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

Operating History

The Company is a development-stage enterprise with a limited operating history with no sales, and operating losses since its inception.  The Company has had two joint ventures, one in the area of aerospace that was effective May 27, 2021, and the other involving advanced materials that was effective April 2, 2022, and terminated on June 30, 2023.

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

Because of Movychem’s non-performance, as described above, Xeriant ceased paying Movychem $25,000 per month as required in the Joint Venture beginning December 2022 (see Note 3).  On February 13, 2023, Movychem formally requested dissolution of its Joint Venture with Xeriant, Ebenberg, LLC.  On February 24, 2023, Xeriant provided a formal response to Movychem, highlighting its multiple and sustained lapses in collaborative efforts related to the commercialization of the Retacell® technology.  Subsequent to this communication, Xeriant expressly repudiated Movychem’s proposition for dissolution and their proposition to take an exclusive territory to market Retacell®.  Because Xeriant is focused on the commercialization and industrial-level production of eco-friendly composite construction panels, and has moved past the Retacell® technology, the Company agreed to dissolution of the Ebenberg, LLC Joint Venture effective June 30, 2023.

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

Aerospace

Another area of interest for the Company is the emerging aviation market called Advanced Air Mobility (AAM), the transition to more efficient, eco-friendly, automated and convenient flight operations enabled by the convergence of technological advancements in design and engineering, composite materials, propulsion systems, battery energy density and manufacturing processes. Next-generation aircraft being developed for this market offer low-cost, on-demand flight for passengers and cargo, utilizing lower altitude airspace and bypassing the traditional hub and spoke airport network with vertical takeoff and landing (VTOL) capabilities. Many of these lightweight aircraft are electrically powered through either hybrid or pure battery systems, which allows for quieter, low emission flights over urban areas, however with limited speed and range. The adoption and integration of niche aerial services through AAM is expected to provide benefits throughout the economy. The Company plans to partner with and acquire strategic interests in visionary companies that accelerate our mission of commercializing critical breakthrough AAM technologies which enhance performance, increase safety, and enable and support more efficient, autonomous, and sustainable flight operations, including electric and hybrid-electric passenger and cargo transport aircraft capable of vertical takeoff and landing. The Company’s plan to source and acquire strategic interests in leading aerospace companies developing breakthrough VTOL aircraft began in the second quarter of fiscal year 2021. Reference is made to Note 3 concerning the joint venture with XTI Aircraft Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements, which include the accounts of the Company, American Aviation Technologies, LLC, Eco-Aero, LLC, BlueGreen Composites, LLC, its subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements, which include the accounts of the Company and its subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements have been prepared using the accrual basis of accounting in accordance with U.S. GAAP, and presented in US dollars. The fiscal year end is June 30.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $23,972,551 as of September 30, 2023. During the three months ended September 30, 2023, the Company’s net loss was $342,012 and at September 30, 2023, the Company had a working capital deficit of $6,963,408. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in approximately two months from November 14, 2023. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenue in the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Xeriant, Inc., American Aviation Technologies, LLC (“AAT”), Eco-Aero, LLC and BlueGreen Composites, LLC. The Company owns a 64% controlling interest in AAT; a 50% interest in Eco-Aero, LLC, with control exercised through a majority membership in the management committee and a 100% interest in BlueGreen Composites, LLC. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of  warrants associated with convertible debt. Actual results could differ from these estimates.

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

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Cash and Cash Equivalents

For the purposes of the condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. During the three months ended September 30, 2023 and 2022, there were no impairments.

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

A BCF was recorded by the Company as a debt discount pursuant to ASC Topic 470-20 "Debt with Conversion and Other Options." In those circumstances, the convertible debt was recorded net of the discount related to the BCF, and the Company amortized the discount to interest expense, over the life of the debt. There were no BCFs recorded during the three months ended September 30, 2023 or 2022.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. During the three months ended September 30, 2023 and 2022, the Company recognized $0 and $306,170 in stock-based compensation expense, respectively.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $26,982 and $0 for the three months ended September 30, 2023 and 2022, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $2,522 and $6,356 for the three months ended September 30, 2023 and 2022, respectively.

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

	Three months ended September 30,
	2023	2022
Warrants	104,802,161	80,512,161
Stock options	21,250,000	21,250,000
Convertible notes payable	103,383,909	49,283,909
Preferred stock	752,395,000	779,132,000
Total	981,831,070	930,178,070

Recent Accounting Pronouncements

All other recent accounting pronouncements issued by the FASB, did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

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

On May 17, 2022, the Company executed a confidential Letter Agreement with XTI, the material terms of which are briefly delineated as follows:

•

Xeriant would be entitled to compensation for its role in introducing XTI to a Nasdaq-listed company, contingent upon the occurrence of any merger, combination, or transactional event between XTI and the Nasdaq company, which has since been identified as Inpixon.

•

XTI would assume the financial obligations related to the Senior Secured Note with Auctus Fund, LLC, including the $6.05 million principal balance of the note and warrant obligations. Additionally, Xeriant was to be granted a fully diluted equity interest amounting to 6% in XTI, issued immediately prior to any prospective combination with Inpixon.

On July 25, 2023, Inpixon filed an 8-K, announcing their intention to merge with XTI having executed an Agreement of Plan and Merger with XTI. The filing also showed that XTI had engaged in a transaction with Inpixon on March 10, 2023, receiving $300,000 in funding.  Inpixon filed an S-4 registration statement on August 14, 2023, and subsequently filed an S-4/A amended registration statement on October 6, 2023.

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

The Company analyzed the transaction under ASC 810, Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The JV qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from Xeriant. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests are 50/50. However, the agreement provides for a Management Committee of five members. Three of the five members are from Xeriant. Additionally, Xeriant had a right to invest up to $10,000,000 in the JV. As such, Xeriant has substantial capital at risk. Based on these two factors, the conclusion is that Xeriant is the primary beneficiary of the VIE. Accordingly, Xeriant has consolidated the VIE.

The Company includes the assets and liabilities related to the VIE in the condensed consolidated balance sheets. Xeriant, Inc. provides cash to the VIE to fund its operations. The carrying amounts of the consolidated VIE's assets and liabilities associated with the VIE subsidiary were as follows:

	September 30, 2023	June 30, 2023
Assets
Cash	$-	$-
Total Assets	$-	$-

Liabilities
Due from Xeriant Inc.	$4,475,155	$4,475,155
Total Liabilities	$4,475,155	$4,475,155

Joint Venture with Movychem

On April 2, 2022, the Company entered into a Joint Venture Agreement with Movychem s.r.o., a Slovakian limited liability company, to exploit the Movychem Intellectual Property and the Purchased Patents. The Joint Venture is organized as a Florida limited liability company under the name Ebenberg, LLC, owned 50% by each the Company and Movychem.

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

Under the Joint Venture Agreement, the Company agreed to grant to certain individuals affiliated with Movychem five-year warrants (the “Warrants”) to purchase an aggregate of 170,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share with vesting depending on the satisfaction of various milestones as described therein, of which none have yet to occur.

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

As of June 30, 2023, the Company contributed $312,919 to the joint venture.

During the year ended June 30, 2023, the Company fully impaired its investment in JV with Ebenberg LLC in the amount of $156,460.

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On September 30, 2023, and June 30, 2023, the Company had $0 in excess of FDIC insurance.

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leases 2,911 square feet of office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Boulevard, Suite 309, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019, through January 1, 2025, in which the first three months of rent were abated. Subsequent to the COVID-19 pandemic, the Company decided to continue to have all employees work from home and intends to build out the office space by the end of December 2023 to allow employees to work from the office beginning in January of 2024. The following table illustrates the base rent amounts over the term of the lease:

Base Rent Periods

November 1, 2019 to October 31, 2020	$4,367
November 1, 2020 to October 31, 2021	$4,498
November 1, 2021 to October 31, 2022	$4,633
November 1, 2022 to October 31, 2023	$4,772
November 1, 2023 to October 31, 2024	$4,915
November 1, 2024 to January 31, 2025	$5,063

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the condensed consolidated statements of operations. During the three months ended September 30, 2023 and 2022, the Company recorded $13,285 and $13,626 in rent expense, respectively in general and administrative expenses on the condensed consolidated statements of operations.

Right-of-use asset is summarized below:

	September 30, 2023	June 30, 2023
Office lease	$220,448	$220,448
Less accumulated amortization	(149,683)	(137,537)
Right of use assets, net	$70,765	$82,911

Operating lease liability is summarized below:

	September 30, 2023	June 30, 2023
Office lease	$79,020	$92,196
Less: current portion	(57,876)	(55,999)
Long term portion	$21,144	$36,197

Maturity of lease liabilities are as follows:

Year ended June 30, 2024	$46,955
Year ended June 30, 2025	37,112
Total future minimum lease payments	84,067
Less: Present value discount	(5,047)
Lease liability	$79,020

NOTE 6 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

The carrying value of convertible notes payable as of September 30, 2023, and June 30, 2023, was $5,850,000.

	September 30,	June 30,
Convertible Notes Payable	2023	2023
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$5,850,000	$5,850,000
Total face value	5,850,000	5,850,000

Auctus Fund LLC Senior Secured Note

Through Maxim Group, LLC, Xeriant was introduced to Auctus Fund, LLC (“Auctus”) for the purpose of providing bridge loan funding to satisfy the requirements of a pending merger with XTI Aircraft under a binding term sheet signed in September 2021.  On October 27, 2021, the Company was issued a convertible note payable with Auctus Fund, LLC (the “Auctus Note”) with the principal of $6,050,000, consisting of $5,142,500, which was the actual amount funded, plus an original issue discount in the amount of $907,500 for interest on the unpaid principal amount at the rate of zero percent per annum from the issue date until the note becomes due and payable.  The closing costs were $433,550, which included $308,550 in fees paid to Maxim and professional fees for completing the transaction. The Note had an initial due date of October 27, 2022. The Auctus Note provides the holder has the option to convert the principal balance to common stock of the Company at a conversion price of the lesser of (i) $0.1187 or (ii) 75% of the offering price per share divided by the number of shares of common stock. The Auctus Note is secured by the grant of a first priority security interest in the assets of the Company. In connection with the Auctus Note, the Company issued warrants indexed to an aggregate of 50,968,828 shares of common stock. The warrants have a term of five years and an exercise price of $0.1187.

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

Effective December 27, 2022, the Company entered into a Second Amendment to the Senior Secured Promissory Note (the “Second Amendment”) with Auctus pursuant to which the parties agreed to further amend the Auctus Note. The Second Amendment (i) extended the maturity date of the Note, the obligation to uplist to a national securities exchange and acquisition of XTI Aircraft Company to March 15, 2023, and (ii) extended the date to file an S-1 registration statement to uplist the Company’s common stock to a national securities exchange to January 15, 2023. In consideration of the Amendment, the Company agreed to (i) grant to Auctus a new Warrant to purchase 250,000,000 shares of Common Stock dated December 27, 2022 (the “New Warrant”) at an exercise price of $0.09 per share and 5-year term, and (ii) make two pre-payment installments of $50,000 on January 15, 2023, and February 15, 2023. As of September 30, 2023, a total of $50,000 remains outstanding, and is recorded within accounts payable and accrued liabilities on the condensed consolidated balance sheets.

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

The Company tested the first modification (“First Amendment”) under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification resulted in a loss on an extinguishment in the amount of $3,570,366 for the year ended June 30, 2023.

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

On October 19, 2023, Xeriant, Inc. filed a complaint in the United States Southern District of New York against Auctus Fund, LLC, to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims.

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

The Company analyzed the Convertible Bridge Loans to determine if they were within the scope of ASC 480 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Contract embodies a conditional obligation to transfer a variable number of shares in which the monetary value of the obligation is based solely or predominantly on, among other things, a fixed monetary amount known at inception. Additionally, the obligation is, in substance, a “traditional” debt arrangement, with the stock of the issuer used as the form of currency for repayment. As a result, the instruments are recorded at fair value pursuant to ASC 480-10-30-7. As of September 30, 2023, and June 30, 2023, the fair value of the Convertible Bridge Loans was $249,702 and $247,254, respectively. During the three months ended September 30, 2023 and 2022, the Company recorded $6,900 and $0 in interest expense related to these loans, respectively. During the three months ended September 30, 2023 and 2022, the Company recorded $2,448 and $0 in increase in fair value of Convertible Bridge Loans, respectively.

The Company evaluated the detachable warrants under the requirements of ASC 480 and concluded that the warrants do not fall within the scope of ASC 480. The Company next evaluated the notes under the requirements of ASC 815 “Derivatives and Hedging” and concluded the warrants meet equity classification. The warrants were valued using Black-Scholes Merton (“BSM”) and were determined to have a value of $80,114.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Between May 13, 2023, and September 22, 2023, the Company issued convertible bridge loans with an aggregate face value of $511,000. The notes have a coupon rate of 10% and a maturity date of one year. The Notes are convertible at a fixed price of $0.01 per share. During the three months ended September 30, 2023, the Company recorded $13,774 in interest expense related to these notes.

During the three months ended September 30, 2023, $60,000 in principal and $6,000 in accrued interest was converted into 6,600,000 shares of common stock.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and June 30, 2023:

	September 30, 2023			June 30, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Convertible Bridge Loans	$—	$—	$249,702	$—	$—	$247,254

Fair values determined by Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets. Level 2 inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data. Level 3 instruments are characterized by unobservable inputs that are supported by little or no market activity, which require management judgment or estimation. The fair value of the Convertible Bridge Loans have three components: (i) principal, (ii) interest, and (iii) a redemption feature. The first two components (i.e. principal and interest) were valued using an income approach. For the redemption feature, the Company uses a Black-Scholes Merton (“BSM”) valuation technique because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving this component. Such assumptions include market price, strike price, term, market trading volatility and risk-free rates.

Significant inputs and results arising from the BSM process are as follows for the redemption feature component of the Convertible Bridge Loans:

	Inception Dates	Three months ended
Quoted market price on valuation date	$0.027 - $0.05	$0.024
Effective contractual conversion rates	$0.09 - $0.012	$0.09
Contractual term to maturity	0.4 -1 year	0.25 – 0.75 year
Market volatility:
Volatility	115% - 135%	93.58% - 105.56%
Risk-adjusted interest rate	4.32% - 5.14%	5.40% – 5.47%

The following table summarizes the total carrying value of the Company’s Level 3 instruments held as of September 30, 2023, including cumulative unrealized gains and losses recognized during the period ended September 30, 2023 and the year ended June 30, 2023:

	Period Ended September 30,	Year Ended June 30,
	2023	2023
Balances at beginning of period	$247,254	$-
Issuances:
Convertible Bridge Loans		189,886
Changes in fair value inputs and assumptions reflected in income	2,448	57,368
Balances at end of period	$249,702	$247,254

NOTE 10 – RELATED PARTY TRANSACTIONS

Consulting fees

During the three months ended September 30, 2023 and 2022, the Company recorded $57,500 and $55,000 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. As of September 30, 2023 and June 30, 2023, $5,000 and $10,000 was accrued, respectively.

For the three months ended September 30, 2023 and 2022, the Company recorded $21,000 and $20,000 respectively, in consulting fees to Edward DeFeudis, a Director of the Company. As of September 30, 2023 and June 30, 2023, $5,000 was accrued.

During the three months ended September 30, 2023 and 2022, the Company recorded $14,000 in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. As of September 30, 2023 and June 30, 2023, $0 was accrued.

During the three months ended September 30, 2023 and 2022, the Company recorded $5,000 in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. As of September 30, 2023 and June 30, 2023, $0 and $5,000 was accrued, respectively.

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

Board of Advisors Agreements

The Company has entered into Advisor Agreements with various advisory board members. The agreements provide for the following:

On July 1, 2021, the Company agreed to issue to an advisor 100,000 common shares, and $2,500 per meeting paid in cash, common shares, or a combination, an additional bonus of $25,000 paid in common shares issued at the end of each year of service, an option to purchase 5,000,000 common shares at $0.12 per share, vesting quarterly over 24 months, and for each of the following three years (beginning July 1, 2022), an option to purchase an additional 1,000,000 common shares per year thereafter at a 25% discount to the average market price for the preceding 10 trading days. The agreement also provides for a 1% finder’s fee.

On July 6, 2021, the Company provided an option to an advisor to purchase 5,000,000 common shares at $0.12 per share, vesting quarterly over 24 months, a bonus of 250,000 common shares issued upon a strategic partnership with a major airline, $2,500 per formal meeting paid in common shares, and an additional bonus of $25,000 paid in common shares issued at the end of each year of service.  Advisory agreement is open ended and can be terminated by consent of both parties upon written notice.

On July 28, 2021, the Company agreed to issue to an advisor 250,000 common shares immediately, an option to purchase 5,000,000 common shares at $0.12 per share, vesting quarterly over 24 months, a bonus of 5,000,000 common shares for bringing in a strategic partner that significantly strengthens the Company’s market position, $2,500 per formal meeting paid in cash, common shares or a combination, and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. The agreement also provides for a 30% commission. Advisory agreement is open ended and can be terminated by consent of both parties upon written notice.

On August 9, 2021, the Company agreed to issue to an advisor 50,000 common shares vesting over the first year, $2,500 per meeting paid in cash, common shares, or a combination, and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of both parties upon written notice.

On August 20, 2021, the Company agreed to issue to an advisor 100,000 common shares, and $2,500 per meeting paid in cash, common shares, or a combination, an additional bonus of $25,000 paid in common shares issued at the end of each year of service, an option to purchase 4,000,000 common shares at $0.12 per share, vesting quarterly over 24 months. Advisory agreement is open ended and can be terminated by consent of both parties upon written notice.

On March 1, 2022, the Company agreed to issue to an advisor 150,000 common shares vesting monthly over one year, $2,500 per meeting paid in cash, and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of both parties upon written notice.

On January 20, 2022, the Company agreed to issue to an advisor 150,000 common shares vesting monthly over one year, and $2,500 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of both parties upon written notice.

On March 20, 2022, the Company agreed to issue to an advisor 150,000 common shares vesting monthly over one year, and $2,500 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of both parties upon written notice.

There were no Advisory Agreements executed during the three months ended September 30, 2023.

NOTE 12 – EQUITY

Common Stock

As of September 30, 2023 and June 30, 2023, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 401,033,144 and 389,433,144 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively.

During the three months ended September 30, 2023, the Company issued 5,000,000 shares of common stock in exchange for the conversion of 5,000 shares of Series A Preferred Stock.

During the three months ended September 30, 2023, $60,000 in principal and $6,000 in accrued interest was converted into 6,600,000 shares of common stock.

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

As of September 30, 2023 and June 30, 2023, the Company had 752,395 and 757,395 shares of Series A preferred stock issued and outstanding, respectively.

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

Stock Options

In connection with certain advisory board compensation agreements, the Company issued an aggregate 21,250,000 options at an exercise price of $0.12 per share for the year ended June 30, 2022. These options vest quarterly over twenty-four months and have a term of three years. The grant date fair value was $3,964,207. The Company recorded compensation expense in the amount of $0 and $306,170 for these options for the three months ended September 30, 2023 and 2022, respectively. As of June 30, 2023, there was $0 of total unrecognized compensation cost related to non-vested portion of options granted.

As of September 30, 2023, there are 21,250,000 options outstanding, of which 20,968,750 are exercisable. The weighted average remaining term is 0.76 years.

A summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	21,250,000	$0.12	1.11
Granted	-
Exercised	-	-
Canceled	-	-
Outstanding at September 30, 2023	21,250,000	$0.12	0.76	$-
Exercisable at September 30, 2023	20,968,750	$0.12	0.76	$-

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	181.21% - 275.73%
Range of interest rates	0.20% - 1.08%

Warrants

As of September 30, 2023 and June 30, 2023, the Company had 104,802,161 warrants outstanding. The warrants have a term of two to five years and an exercise price range from $0.021 and $0.1187. The Company evaluated the warrants under ASC 815, Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair values. During the year ended June 30, 2023, holders of warrants exercised warrants for 4,308,600 shares of common stock for aggregate proceeds of $128,550. As of September 30, 2023, the weighted average remaining useful life of the warrants was 3.54. The warrants are detailed as follows:

Number of Warrants	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	104,802,161	$0.1015	3.79	$-
Granted	-
Exercised	-
Canceled
Outstanding at September 30, 2023	104,802,161	$0.1015	3.54	$-
Vested at September 30, 2023	104,802,161	$0.1015	3.54	$-
Exercisable at September 30, 2023	104,802,161	$0.1015	3.54	$-

NOTE 13 – SUBSEQUENT EVENTS

On October 19, 2023, Xeriant, Inc. filed a complaint in the United States Southern District of New York against Auctus Fund, LLC, to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

This section of the report should be read together with Footnotes of the Company’s audited financials for the year ended June 30, 2023. The unaudited statements of operations for the three months ended September 30, 2023 and 2022 are compared in the sections below.

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

On May 17, 2022, we executed a confidential Letter Agreement with XTI, the material terms of which are briefly delineated as follows:

•

Xeriant would be entitled to compensation for its role in introducing XTI to a Nasdaq-listed company, contingent upon the occurrence of any merger, combination, or transactional event between XTI and the Nasdaq company, which has since been identified as Inpixon.

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

Recent Developments

Joint Venture with Movychem

On April 2, 2022, the Company entered into a Joint Venture Agreement with Movychem s.r.o., a Slovakian limited liability company, to develop and commercialize a flame-retardant called Retacell®. The Joint Venture is organized as a Florida limited liability company under the name Ebenberg, LLC, owned 50% by each the Company and Movychem.

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

As of June 30, 2023, the Company had paid $312,919 to the Joint Venture.

Auctus Senior Secured Promissory Note

Prior to filing of complaint noted below, the Company had been in active negotiations with Auctus Fund, LLC, to extend the maturity date of the Senior Secured Promissory Note which became due and payable on March 15, 2023. Please see Note 6 to the financial statements. On June 1, 2023, the SEC filed a complaint against Auctus claiming that the company was operating as an unlicensed broker-dealer, and the loans could result in cancellation.  On October 19, 2023, the Company filed a complaint in the United States Southern District of New York against Auctus to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims. If either the Company or the SEC are unsuccessful in their legal actions and there is no settlement reached with Auctus, the Company will be required to continue negotiations with Auctus as to extension or satisfaction of the Note, or Auctus may elect to convert the Note into shares of our Common Stock.  In that event, our shareholders could experience substantial dilution, or the Company could lose substantially all of its assets.

Stock Sales

During the three months ended September 30, 2023, the Company received $0 by selling shares of common stock.

Convertible Notes Issued

During the three months ended September 30, 2023, the Company received $411,000 from issuance of convertible debt.

Litigation

On October 19, 2023, Xeriant, Inc. filed a complaint in the United States Southern District of New York against Auctus Fund, LLC, to invalidate allegedly illegally designed contractual agreements, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims.

Three Months Ended September 30, 2023 Results of Operations Compared with Three Months Ended September 30, 2022

	For the three months ended
	September 30, 2023	September 30, 2022	$

Operating expenses:
Consulting and advisory fees	$51,695	$455,573	$(403,878)
Related party consulting fees	97,500	94,000	3,500
General and administrative expenses	49,877	89,996	(40,119)
Professional fees	90,314	90,060	254
Advertising and marketing expense	2,522	6,356	(3,834)
Research and development expense	26,982	-	26,982
Total operating expenses	318,890	735,985	(417,095)
Operating loss	(318,890)	(735,985)	417,095

Other expenses:
Amortization of debt discount	-	(461,842)	461,842
Interest expense	(20,674)	-	(20,674)
Change in fair value of convertible bridge loans	(2,448)	-	(2,448)
Loss from Ebenberg JV	-	(49,328)	49,328
Loss on extinguishment of debt	-	(3,570,366)	3,570,366
Total other (expense)	(23,122)	(4,081,536)	4,058,414
Net loss	$(342,012)	$(4,817,521)	$4,475,509

Consulting and advisory fees

Total consulting and advisory expenses were $51,695 and $455,573 for the three months ended September 30, 2023 and 2022, respectively. In the prior period, there were increased expenses due to stock issuances for services relating to advisory agreements.

Related Party Consulting Fees

Total related party consulting fees were $97,500 and $94,000 for the three months ended September 30, 2023 and 2022, respectively. The related party consulting fees for the three months ended September 30, 2023, consisted of (i) $57,500 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $14,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, (iii) $21,000 to Edward DeFeudis, Director, and (iv) $5,000 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The related party consulting fees for the three months ended September 30, 2022, consisted of (i) $55,000 to Ancient Investments, LLC, (ii) $14,000 for AMP Web Services, LLC, (iii) $20,000 to Edward DeFeudis, and (iv) $5,000 for Keystone Business Development Partners, LLC.

General and administrative expenses

Total general and administrative expenses were $49,877 and $89,996 for the three months ended September 30, 2023 and 2022, respectively. The primary reason for the decrease was related to investor fees paid in prior period not incurred in the current period.

Professional Fees

Total professional fees were $90,314 and $90,060 for the three months ended September 30, 2023 and 2022, respectively.

Advertising and marketing expenses

Total advertising and marketing expenses were $2,522 and $6,356 for the three months ended September 30, 2023 and 2022, respectively.

Research and Development Expenses

Total research and development expenses were $26,982 and $0 for the three months ended September 30 2023 and 2022, respectively. Research & Development Expenses are accounted for through BlueGreen Composites, LLC, which was formed on August 7, 2023.  All research and development expenses were related to the production and distribution of sample NEXBOARDs for presentation to potential customers.

Other (Expenses)

Total other expenses consist of interest expense related to convertible notes and change in fair value of the convertible bridge loans. Total other expenses were $23,122 for the three months ended September 30, 2023, compared to $4,081,536 for the three months ended September 30, 2022. The decrease was primarily due to recording the loss on extinguishment of debt for three months ended September 30, 2022, in the amount of $3,570,366, and amortization of debt discount of $461,842.

Net loss

Total net loss was $342,012 for the three months ended September 30, 2023, compared to $4,817,521 for the three months ended September 30, 2022. The decrease was primarily related to amortization of debt discount of $461,842,  loss on extinguishment of debt in the amount of $3,570,366, and consulting fees of $455,573.

Liquidity and Capital Resources

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. On September 30, 2023 and June 30, 2023, the Company had $24,551 and $61,625 in cash, respectively, and $6,963,408 and $6,684,867 in negative working capital, respectively. On September 30, 2023, the principal balance of the Auctus Senior Secured Promissory Note was $5,850,000. The Note matured on March 15, 2023, and the company has been in discussions with Auctus to resolve the liability. For the three months ended September 30, 2023 and 2022, the Company had a net loss of $342,012 and $4,817,521, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

During the three months ended September 30, 2023, the Company’s operating activities used $308,127 of net cash used compared to using $565,339 of net cash used in our operating activities during the three months ended September 30, 2022. This difference primarily related to a decrease in stock-based compensation and stock issued for services and amortization of debt discount and a loss on extinguishment of debt the prior period. During the three months ended September 30, 2023, our investing activities used $139,947 of net cash compared to using $2,567 of net cash used in our investing activities during the three months ended September 30, 2022. This difference related to cash issued for notes receivable during the three months September 30, 2023.  During the three months ended September 30, 2023, our financing activities added $411,000 of net cash compared to $0 of net cash in our financing activities during the three months ended September 30, 2022. This difference related to the issuance of convertible notes during the three months ended September 30, 2023.

Funding Strategy

To date, our operations have been funded primarily through private investors. Some of these investors have verbally committed additional funding for the Company, as needed. The Company has had a number of discussions with broker-dealers regarding the funding required to execute the Company’s business plan, which is to acquire and develop breakthrough technologies or business interests in those companies that have developed these technologies. The Company plans on issuing an offering document to obtain funding for certain acquisitions that are in the discussion stages.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 2, Summary of Significant Accounting Policies, contained in the notes to the Company’s condensed consolidated financial statements for the three months ended September 30, 2023 and 2022 contained in this filing). On an ongoing basis, we evaluate our estimates. The Company bases our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

Management is aware that certain changes in accounting estimates employed in generating financial statements can have the effect of making the Company look more or less profitable than it actually is. Management does not believe that the Company has made any such changes in accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

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

At September 30, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that at September 30, 2023, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 19, 2023, Xeriant, Inc. filed a complaint in the United States Southern District of New York against Auctus Fund, LLC, to invalidate illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Refer to Note 6 relating to Auctus Senior Secured Promissory Note

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

To the best of the Company’s knowledge, during the fiscal quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

XERIANT, INC.

Date: November 13, 2023	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: November 13, 2023	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

