Form 10-Q
period 2023-12-31
XERIANT, INC.
filed 2024-02-14
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 12, 2024, the Registrant had outstanding 445,044,644 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(UNAUDITED)

XERIANT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2023	June 30, 2023
	Unaudited
Assets
Current assets
Cash	$38,981	$61,625
Prepaids	6,284	4,529
Note receivable	8,163	-
Total current assets	53,428	66,154

Deposits	12,546	12,546
Property & equipment, net	4,751	5,507
Operating lease right-of-use asset	58,283	82,911
Total assets	$129,008	$167,118

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$1,088,999	$402,568
Accrued liabilities, related party	7,500	20,000
Shares to be issued	75,200	75,200
Convertible notes payable, net of discount - in default	5,850,000	5,850,000
Convertible notes payable, net of discount	860,000	100,000
Convertible bridge loans, at fair value	-	247,254
Lease liability, current	59,810	55,999
Total current liabilities	7,941,509	6,751,021

Convertible notes payable, net of discount, long-term	30,000	-
Lease liability, long-term	5,392	36,197
Total liabilities	7,976,901	6,787,218

Commitments and contingencies (Note 11)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 733,895 and 757,395 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	7	8
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 445,044,644 and 389,433,144 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	4,450	3,894
Common stock to be issued	51,950	51,950
Additional paid in capital	20,110,352	19,789,793
Accumulated deficit	(25,171,734)	(23,638,461)
Total stockholders' deficit	(5,004,965)	(3,792,806)
Non-controlling interest	(2,842,928)	(2,827,294)
Total stockholders' deficit	(7,847,893)	(6,620,100)
Total liabilities and stockholders' deficit	$129,008	$167,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended		For the six months ended
	December 31,		December 31,
	2023	2022	2023	2022
Operating expenses:
Consulting and advisory fees	$102,650	$270,888	$154,345	$726,461
Related party consulting fees	77,000	118,000	174,500	212,000
General and administrative expenses	71,513	69,620	121,390	159,616
Professional fees	34,691	78,568	125,005	168,628
Advertising and marketing expense	1,336	1,943	3,858	8,299
Research and development expense	52,753	-	79,735	-
Total operating expenses	339,943	539,019	658,833	1,275,004

Loss from operations	(339,943)	(539,019)	(658,833)	(1,275,004)

Other expenses:
Amortization of debt discount	-	-	-	(461,842)
Interest expense	(846,654)	-	(867,328)	-
Change in fair value of convertible bridge loans	-	-	(2,448)	-
Loss from Ebenberg JV	-	(65,722)	-	(115,050)
Loss on extinguishment of debt	(20,298)	(689,621)	(20,298)	(4,259,987)
Total other expense	(866,952)	(755,343)	(890,074)	(4,836,879)

Loss before income taxes	(1,206,895)	(1,294,362)	(1,548,907)	(6,111,883)

Provision for income taxes	-	-	-	-

Net loss	(1,206,895)	(1,294,362)	(1,548,907)	(6,111,883)

Less net loss attributable to noncontrolling interest	(7,712)	(7,307)	(15,634)	(14,732)

Net loss attributable to common stockholders	$(1,199,183)	$(1,287,055)	$(1,533,273)	$(6,097,151)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	423,465,699	373,345,770	408,569,551	369,415,435

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock To Be	Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Interest	Total
Balance June 30, 2023	757,395	$8	1,000,000	$10	389,433,144	$3,894	$51,950	$19,789,793	$(23,638,461)	$(2,827,294)	$(6,620,100)

Conversion of Series A Preferred to Common Stock	(5,000)	-	-	-	5,000,000	50	-	(50)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	6,600,000	66	-	65,934	-	-	66,000

Net loss	-	-	-	-	-	-	-	-	(334,090)	(7,922)	(342,012)

Balance September 30, 2023	752,395	$8	1,000,000	$10	401,033,144	$4,010	$51,950	$19,855,677	$(23,972,551)	$(2,835,216)	$(6,896,112)

Conversion of Series A Preferred to Common Stock	(18,500)	(1)	-	-	18,500,000	185	-	(185)	-	-	(1)

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	25,511,500	255	-	254,860	-	-	255,115

Net loss	-	-	-	-	-	-	-	-	(1,199,183)	(7,712)	(1,206,895)

Balance December 31, 2023	733,895	$7	1,000,000	$10	445,044,644	$4,450	$51,950	$20,110,352	$(25,171,734)	$(2,842,928)	$(7,847,893)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Common Stock To Be	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Interest	Total
Balance June 30, 2022	781,132	$8	1,000,000	$10	365,239,001	$3,637	$16,351,806	$51,950	$(16,571,505)	$(2,797,611)	$(2,961,705)

Stock issued for services	-	-	-	-	457,143	5	47,995	-	-	-	48,000

Conversion of Series A Preferred to Common Stock	(1,000)	-	-	-	1,000,000	10	(10)	-	-	-	-

Fair value of warrants associated with convertible debt	-	-	-	-	-	-	1,918,393	-	-	-	1,918,393

Adjustment for rounding	-	-	-	-	-	5	(5)	-	-	-	-

Stock option compensation	-	-	-	-	-	-	306,170	-	-	-	306,170

Net loss	-	-	-	-	-	-	-	-	(4,810,096)	(7,425)	(4,817,521)

Balance September 30, 2022	780,132	$8	1,000,000	$10	366,696,144	$3,657	$18,624,349	$51,950	$(21,381,601)	$(2,805,036)	$(5,506,663)

Conversion of Series A Preferred to Common Stock	(10,237)	-	-	-	10,237,000	102	(102)	-	-	-	-

Fair value of warrants associated with convertible debt	-	-	-	-	-	-	689,621	-	-	-	689,621

Stock option compensation	-	-	-	-	-	-	209,747	-	-	-	209,747

Net loss	-	-	-	-	-	-	-	-	(1,287,055)	(7,307)	(1,294,362)

Balance December 31, 2022	769,895	$8	1,000,000	$10	376,933,144	$3,759	$19,523,615	$51,950	$(22,668,656)	$(2,812,343)	$(5,901,657)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended
	December 31,
	2023	2022

Cash Flows from Operating Activities
Net Loss	$(1,548,907)	$(6,111,883)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	756	713
Stock option expense	-	515,917
Stock issued for services	-	48,000
Change in fair value of convertible bridge loans	2,448	-
Loss on extinguishment of debt	20,298	4,259,987
Loss from Ebenberg JV	-	(50,250)
Amortization of debt discount	-	461,842
Amortization of right of use asset	24,628	22,103
Changes in operating assets and liabilities:
Prepaids	(1,755)	(9,759)
Accounts payable and accrued liabilities	897,545	(98,880)
Accrued liability, related party	(12,500)	42,000
Lease liabilities	(26,994)	(23,575)
Net cash from operating activities	(644,481)	(943,785)

Cash Flows from Investing Activities
Cash issued for notes receivable	(139,947)	-
Cash repayments for notes receivable	131,784	-
Purchase of property and equipment	-	(2,567)
Net cash from financing activities	(8,163)	(2,567)

Cash Flows from Financing Activities
Proceeds from convertible bridge loans	630,000	-
Net cash from financing activities	630,000	-

Net change in cash	(22,644)	(946,352)

Cash at beginning of period	61,625	1,065,945

Cash at end of period	$38,981	$119,593

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$321,115	$-
Warrants issued with convertible notes payable extinguishment	$-	$2,608,014

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

On August 12, 2022, the Company filed the trademark “NEXBOARD” for construction panels, namely, composite sheets and panels composed primarily of plastic, reinforcement materials and fire-retardant chemicals for use in walls, ceilings, flooring, framing, siding, roofing and decking. The trademark filing was intentionally broad and based upon demand for a general all-purpose construction panel made from a mixture of fire-retardant and recycled materials.

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

On July 31, 2023, Xeriant filed the trademark “DUREVER” for green composite construction products made from recycled materials that could include construction panels, framing, support beams, flooring, sheathing, roofing, decking, trim, doors, and window casings.  The Company’s advanced composites could also be used as a more durable wood replacement for furniture, cabinets, pallets, and potentially a variety of aerospace, automotive, and marine components that would also be marketed under the DUREVER brand.  The Company may also develop and market additional fire-retardant products under DUREVER.

During the second fiscal quarter of 2024, the Company completed development and testing of its proprietary eco-friendly flame retardant for use in its construction panel, NEXBOARD.  This fire retardant is effective when incorporated in a variety of thermoplastics and fiber composite materials, allowing the DUREVER products, including NEXBOARD to be fire resistant.  The Company is considering filing a patent application for its proprietary flame retardant.

Beginning in mid-2023, the Company began testing two high-volume production processes for NEXBOARD, so that these composite construction panels can be cost-effectively produced in the United States at industrial scale. After successful research and development, the Company will now be able to manufacture its composite materials into green construction products of various shapes and sizes.  High volume production will unlock existing demand indicated by several homebuilders, green building products companies, and transportation companies seeking our environmentally friendly construction panels in varying thicknesses and sizes, including standard 48” x 96” sheets, economically and with consistency and efficiency.

After a series of research and development fire tests, the Company is now pursuing the final fire test certification of NEXBOARD, expected during the Company’s third fiscal quarter of fiscal year 2024.  Subject to available capital, the Company is planning to build manufacturing facilities in the United States for the production of NEXBOARD in order to meet market demand, or alternatively license the technology and process. The Company has identified potential sites for near-term contract manufacturing, a pilot plant, and larger manufacturing facilities, received bids for specialized manufacturing equipment, developed timetables related to the action plan, and hired a managing director with decades of experience to oversee the projects.

Aerospace and Defense

The Company seeks to develop and commercialize disruptive, high-growth-potential technologies in aerospace and defense, including next-generation air and spacecraft, by partnering with companies on the leading edge of innovation.  Management believes that the Company can grow expeditiously by acquiring technology and assets primarily through acquisitions, joint ventures, strategic investments, and licensing arrangements.  The Company’s areas of focus that are reshaping the future of aerospace include unmanned systems, AI, hypersonics, advanced air mobility (AAM), communications, cybersecurity, satellites, alternative powerplants and advanced materials.  Xeriant seeks to take a leadership role in identifying, developing and integrating these technologies.  As a publicly traded company, Xeriant offers its target companies such benefits as improved access to capital, higher valuations and lower risk through the shared ownership of a diversified portfolio, while allowing these entities to maintain independence in their distinct operations to focus on their fields of expertise. Cost savings and efficiencies may be realized from sharing non-operational functions such as finance, legal, tax, sales & marketing, human resources, purchasing power, as well as investor and public relations.

A major area of interest for the Company has been the emerging aviation market called Advanced Air Mobility (AAM), the transition to more efficient, eco-friendly, automated and convenient flight operations enabled by the convergence of technological advancements in design and engineering, composite materials, propulsion systems, battery energy density and manufacturing processes. Next-generation aircraft being developed for this market offer low-cost, on-demand flights for passengers and cargo, utilizing lower altitude airspace and bypassing the traditional hub and spoke airport network with vertical takeoff and landing (VTOL) capabilities. Many of these lightweight aircraft are electrically powered through either hybrid or pure battery systems, which allows for quieter, low emission flights over urban areas, however with limited speed and range. The adoption and integration of niche aerial services through AAM is expected to provide benefits throughout the economy. The Company plans to partner with and acquire strategic interests in visionary companies that accelerate our mission of commercializing critical breakthrough AAM technologies which enhance performance, increase safety, and enable and support more efficient, autonomous, and sustainable flight operations, including electric and hybrid-electric passenger and cargo transport aircraft capable of vertical takeoff and landing. The Company’s plan to source and acquire strategic interests in leading aerospace companies developing breakthrough VTOL aircraft began in the second quarter of fiscal year 2021. Reference is made to Note 3 concerning the joint venture with XTI Aircraft Company.

In May of 2021, Xeriant executed a joint venture with XTI Aircraft Company (“XTI”) to further the development of the TriFan 600, designed to be the world’s fastest, longest-range commercial VTOL airplane, funding approximately $5.5 million.  Preliminary Design Review was completed in early 2022 and the TriFan 600 is on track to enter service by the end of 2027.  The TriFan 600 has over $7 billion in conditional preorders.

Since 2022, Xeriant has been developing advanced materials focused on high-performance fire-resistant polymer composites.  The Company has created a proprietary, eco-friendly flame retardant and a patent-pending methodology for efficiently incorporating this technology into polymer composites to create heat-resistant, superior strength-to-weight properties for use in various industries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements, which include the accounts of the Company, American Aviation Technologies ("AAT"), Eco-Aero, LLC, and BlueGreen Composites, LLC, its subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). The condensed consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements have been prepared and presented in US dollars. The fiscal year end is June 30.

Reclassification

Certain amounts included in prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on the Company’s previously reported financial statements.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $25,171,734 as of December 31, 2023. During the six months ended December 31, 2023, the Company’s net loss was $1,548,907 and at December 31, 2023, the Company had a working capital deficit of $7,888,081. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in approximately two months from February 14, 2024. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenue in the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Xeriant, Inc., AAT, Eco-Aero, LLC and BlueGreen Composites, LLC. The Company owns a 64% controlling interest in AAT; a 50% interest in Eco-Aero, LLC, with control exercised through a majority membership in the management committee and a 100% interest in BlueGreen Composites, LLC. All intercompany balances and transactions have been eliminated.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. During the three and six months ended December 31, 2023 and 2022, there were no impairments.

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

Stock-based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. During the six months ended December 31, 2023 and 2022, the Company recognized $0 and $515,917 in stock-based compensation expense, respectively. During the three months ended December 31, 2023 and 2022, the Company recognized $0 and $209,747 in stock-based compensation expense, respectively.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $79,735 and $0 for the six months ended December 31, 2023 and 2022, respectively. The Company incurred research and development expenses of $52,753 and $0 for the three months ended December 31, 2023 and 2022, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $3,858 and $8,299 for the six months ended December 31, 2023 and 2022, respectively. The Company recorded advertising expenses in the amount of $1,336 and $1,943 for the three months ended December 31, 2023 and 2022, respectively.

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

	Six months ended December 31,
	2023	2022
Warrants	104,802,161	105,512,161
Stock options	21,250,000	21,250,000
Convertible notes payable	723,513,736	49,166,667
Preferred stock	733,895,000	769,895,000
Total	1,583,460,897	945,823,828

Recent Accounting Pronouncements

All other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 3 – JOINT VENTURE

Joint Venture with XTI Aircraft

On May 31, 2021, we entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”), a Delaware corporation, to form a joint venture with XTI (the “XTI JV”), named Eco-Aero, LLC, with the purpose of completing the preliminary design review (“PDR”) of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, eVTOL fixed wing aircraft. Under the Agreement, Xeriant is contributing capital, technology, and strategic business relationships, and XTI is contributing intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the XTI JV, and it is managed by a management committee consisting of five members, three appointed by Xeriant and two by XTI. The Agreement was effective on May 27, 2021, with an initial deposit of $1 million into the XTI JV. The Company’s financial commitment was up to $10 million, contributed as needed to complete the preliminary design of the aircraft.  XTI completed Preliminary Design Review during the first quarter of fiscal year 2022, which was the purpose of the XTI JV.  On May 31, 2023, the joint venture terminated in accordance with the Agreement.  However, as of the date of this filing, Eco-Aero, LLC has not been dissolved and the distribution of the TriFan 600 design IP has not been executed. As per the Agreement, Xeriant is entitled to receive shares of XTI, the number of which is in the process of being determined by the parties involved.

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

On December 6, 2023, the Company initiated legal proceedings against XTI in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, alleging fraudulent acts, breach of contract and misappropriation of intellectual property. In the complaint, the Company contends that XTI, utilizing false promises, induced substantial investments from the Company, in terms of millions of dollars together with valuable intellectual property, for the development of the TriFan 600 vertical takeoff and landing (VTOL) aircraft.

The Company believes that the completed designs of the TriFan 600, a product of the Company’s significant investment, are integral to XTI’s impending merger with Inpixon. Despite the Company’s pivotal role in facilitating this merger, as memorialized in a formal agreement, XTI has publicly disclaimed any obligation to compensate the Company. In response to XTI’s alleged fraudulent conduct, deceptive maneuvers and intentional breaches, the Company is seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions.

The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the Complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.

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

The Company includes the assets and liabilities related to the VIE in the condensed consolidated balance sheets. Xeriant, Inc. provides cash to the VIE to fund its operations. The carrying amounts of the consolidated VIE's assets and liabilities associated with the VIE subsidiary were as follows:

	December 31, 2023	June 30, 2023
Assets
Cash	$-	$-
Total Assets	$-	$-

Liabilities
Due from Xeriant Inc.	$4,475,155	$4,475,155
Total Liabilities	$4,475,155	$4,475,155

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

The Company analyzed the transaction under ASC 810, Consolidation, to determine if the joint venture classifies as a VIE. The Joint Venture qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from both parties. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests are 50/50 and the agreement provides for a Management Committee of five members. Two of the five members are from Xeriant and Movychem, respectively and one is appointed by mutual agreement of the parties. Movychem is transferring to the Joint Venture all of its interest to the know-how and intellectual property relating to Retacell exclusive of all patents, and the Company is contributing cash. As such, both parties do not have substantial capital at risk. Based on these two factors, the conclusion is that no one is the primary beneficiary of the VIE. Accordingly, Xeriant has not consolidated the VIE.

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

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On December 31, 2023, and June 30, 2023, the Company had $0 in excess of FDIC insurance.

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leases 2,911 square feet of office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Boulevard, Suite 309, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019, through January 1, 2025, in which the first three months of rent were abated. Subsequent to the COVID-19 pandemic, the Company decided to continue to have all employees work from home and intends to build out the office space by the end of March 2024 to allow employees to work from the office beginning in April of 2024. The following table illustrates the base rent amounts over the term of the lease:

Base Rent Periods

November 1, 2019 to October 31, 2020	$4,367
November 1, 2020 to October 31, 2021	$4,498
November 1, 2021 to October 31, 2022	$4,633
November 1, 2022 to October 31, 2023	$4,772
November 1, 2023 to October 31, 2024	$4,915
November 1, 2024 to January 31, 2025	$5,063

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the condensed consolidated statements of operations. During the six months ended December 31, 2023 and 2022, the Company recorded $26,550 and $26,958 in rent expense in general and administrative expenses on the condensed consolidated statements of operations. During the three months ended December 31, 2023 and 2022, the Company recorded $13,266 and $13,332 in rent expense in general and administrative expenses on the condensed consolidated statements of operations.

Right-of-use asset is summarized below:

	December 31, 2023	June 30, 2023
Office lease	$220,448	$220,448
Less accumulated amortization	(162,165)	(137,537)
Right of use assets, net	$58,283	$82,911

Operating lease liability is summarized below:

	December 31, 2023	June 30, 2023
Office lease	$65,202	$92,196
Less: current portion	(59,810)	(55,999)
Long term portion	$5,392	$36,197

Maturity of lease liabilities are as follows:

Year ended June 30, 2024	$31,405
Year ended June 30, 2025	37,112
Total future minimum lease payments	68,517
Less: Present value discount	(3,315)
Lease liability	$65,202

NOTE 6 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

The carrying value of convertible notes payable as of December 31, 2023 and June 30, 2023, was $5,850,000.

	December 31,	June 30,
Convertible Notes Payable	2023	2023
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$5,850,000	$5,850,000
Total face value	$5,850,000	$5,850,000

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

Effective December 27, 2022, the Company entered into a Second Amendment to the Senior Secured Promissory Note (the “Second Amendment”) with Auctus pursuant to which the parties agreed to further amend the Auctus Note. The Second Amendment (i) extended the maturity date of the Note, the obligation to uplist to a national securities exchange and acquisition of XTI Aircraft Company to March 15, 2023, and (ii) extended the date to file an S-1 registration statement to uplist the Company’s common stock to a national securities exchange to January 15, 2023. In consideration of the Amendment, the Company agreed to (i) grant to Auctus a new Warrant to purchase 250,000,000 shares of Common Stock dated December 27, 2022 (the “New Warrant”) at an exercise price of $0.09 per share and 5-year term, and (ii) make two pre-payment installments of $50,000 on January 15, 2023 and February 15, 2023. On October 6, 2023, the Company received a conversion notice to issue 20,011,500 shares of the Company’s common stock to Auctus which shares were subsequently issued by the Company’s stock transfer agent and the value of the relating shares applied to interest on the Note. The Company is contesting the legality of this conversion and issuance which is a subject of the Company’s legal proceedings against Auctus.

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

As of December 31, 2023, a total of $50,000 remains outstanding, and is recorded within accounts payable and accrued liabilities on the condensed consolidated balance sheets. During the six months ended December 31, 2023, the Company recorded $825,030 in default interest related to the note. On October 6, 2023, Auctus converted $200,115 in interest into 20,011,500 shares of common stock.

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

The Company tested the second modification (“Second Amendment”) under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification resulted in a loss on an extinguishment in the amount of $689,621 for the fiscal year ended June 30, 2023.

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

In October 2023, the holders of the convertible bridge loans agreed to modify the conversion price to a fixed 0.01 per share. As a result, the loans are no longer required to be recorded pursuant to ASC 480-10-30-7. The Company tested the modification under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification resulted in a loss on an extinguishment in the amount of $20,298 for the six months ended December 31, 2023. The loss on extinguishment in the amount of $20,298 resulted in the loans being marked up from their aggregate fair value of $249,702 to their face value of $270,000 and reclassified within the condensed consolidated balance sheets under convertible notes payable.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Between May 13, 2023, and December 29, 2023, the Company issued convertible bridge loans with an aggregate face value of $730,000. The notes have a coupon rate of 10%. Of the Notes, $700,000 of the Notes have a maturity date of one year, whereas $30,000 of the Notes have a maturity date of two years. The Notes are convertible at a fixed price of $0.01 per share. During the six months ended December 31, 2023, the Company recorded $27,942 in interest expense related to these notes. During the three months ended December 31, 2023, the Company recorded $14,168 in interest expense related to these notes.

As mentioned in Note 7, the Company marked up convertible bridge loans from their aggregate fair value of $249,702 to their face value of $270,000 and reclassified within the condensed consolidated balance sheets under convertible notes payable. During the six months ended December 31, 2023, the Company recorded $14,356 in interest expense related to these notes. During the three months ended December 31, 2023, the Company recorded $7,456 in interest expense related to these notes.

During the six months ended December 31, 2023, $110,000 in principal and $11,000 in accrued interest was converted into 12,100,000 shares of common stock.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, and June 30, 2023:

	December 31, 2023			June 30, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Convertible Bridge Loans	$—	$—	$—	$—	$—	$247,254

Fair values determined by Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets. Level 2 inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data. Level 3 instruments are characterized by unobservable inputs that are supported by little or no market activity, which require management judgment or estimation. The fair value of the Convertible Bridge Loans has three components: (i) principal, (ii) interest, and (iii) a redemption feature. The first two components (i.e. principal and interest) were valued using an income approach. For the redemption feature, the Company uses a Black-Scholes Merton (“BSM”) valuation technique because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving this component. Such assumptions include market price, strike price, term, market trading volatility and risk-free rates.

Significant inputs and results arising from the BSM process are as follows for the redemption feature component of the Convertible Bridge Loans:

Inception Dates
Quoted market price on valuation date	$0.027 - $0.05
Effective contractual conversion rates	$0.09 - $0.012
Contractual term to maturity	0.4 -1 year
Market volatility:
Volatility	115% - 135%
Risk-adjusted interest rate	4.32% - 5.14%

The following table summarizes the total carrying value of the Company’s Level 3 instruments held as of December 31, 2023, including cumulative unrealized gains and losses recognized during the period ended December 31, 2023, and the year ended June 30, 2023:

	Period Ended December 31,	Year Ended June 30,
	2023	2023
Balances at beginning of period	$247,254	$-
Issuances:
Convertible Bridge Loans	-	189,886
Changes in fair value inputs and assumptions reflected in income	2,448	57,368
Reclassified from fair value to straight debt	(249,702)	-
Balances at end of period	$-	$247,254

NOTE 10 – RELATED PARTY TRANSACTIONS

Consulting fees

During the six months ended December 31, 2023 and 2022, the Company recorded $99,500 and $110,000 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. During the three months ended December 31, 2023 and 2022, the Company recorded $37,000 and $55,000 respectively, in consulting fees to Ancient Investments, LLC. As of December 31, 2023, and June 30, 2023, $2,500 and $10,000 was accrued, respectively.

For the six months ended December 31, 2023 and 2022, the Company recorded $36,000 and $52,000 respectively, in consulting fees to Edward DeFeudis, a Director of the Company. During the three months ended December 31, 2023 and 2022, the Company recorded $20,000 and $32,000 respectively, in consulting fees to Edward DeFeudis. As of December 31, 2023, and June 30, 2023, $5,000 was accrued.

During the six months ended December 31, 2023 and 2022, the Company recorded $29,000 and $35,000 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. During the three months ended December 31, 2023 and 2022, the Company recorded $15,000 and $21,000 respectively, in consulting fees to Pablo Lavigna. As of December 31, 2023, and June 30, 2023, $0 was accrued.

During the six months ended December 31, 2023 and 2022, the Company recorded $10,000 and $15,000 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. During the three months ended December 31, 2023 and 2022, the Company recorded $5,000 and $10,000 respectively, in consulting fees to Keystone Business Development Partners. As of December 31, 2023, and June 30, 2023, $0 and $5,000 was accrued, respectively.

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

There were no Advisory Agreements executed during the six months ended December 31, 2023.

NOTE 12 – EQUITY

Common Stock

As of December 31, 2023, and June 30, 2023, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 445,044,644 and 389,433,144 shares issued and outstanding as of December 31, 2023, and June 30, 2023, respectively.

During the six months ended December 31, 2023, the Company issued 23,500,000 shares of common stock in exchange for the conversion of 23,500 shares of Series A Preferred Stock.

During the six months ended December 31, 2023, holders of bridge loans converted $110,000 in principal and $11,000 in accrued interest was converted into 12,100,000 shares of common stock.

During the six months ended December 31, 2023, Auctus converted $200,115 in interest into 20,011,500 shares of common stock.

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

•

The shares of Series A Preferred Stock are redeemable at the option of the Corporation at any time after December 31,2022 upon not less than 30 days written notice to the holders. It is not mandatorily redeemable.

As of December 31, 2023, and June 30, 2023, the Company had 733,895 and 757,395 shares of Series A preferred stock issued and outstanding, respectively.

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

Stock Options

In connection with certain advisory board compensation agreements, the Company issued an aggregate 21,250,000 options at an exercise price of $0.12 per share for the year ended June 30, 2022. These options vest quarterly over twenty-four months and have a term of three years. The grant date fair value was $3,964,207. The Company recorded compensation expense in the amount of $0 and $515,917 for these options for the six months ended December 31, 2023 and 2022, respectively. As of June 30, 2023, there was $0 of total unrecognized compensation cost related to non-vested portion of options granted.

As of December 31, 2023, there are 21,250,000 options outstanding, of which 20,968,750 are exercisable. The weighted average remaining term is 0.55 years.

A summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	21,250,000	$0.12	1.11
Granted	-
Exercised	-	-
Canceled	-	-
Outstanding at December 31,2023	21,250,000	$0.12	0.55	$-
Exercisable at December 31,2023	20,968,750	$0.12	0.55	$-

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	181.21% - 275.73%
Range of interest rates	0.20% - 1.08%

Warrants

As of December 31, 2023, and June 30, 2023, the Company had 104,802,161 warrants outstanding. The warrants have a term of two to five years and an exercise price range from $0.021 and $0.1187. The Company evaluated the warrants under ASC 815, Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair values. As of December 31, 2023, the weighted average remaining useful life of the warrants was 3.29. The warrants are detailed as follows:

Number of Warrants	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	104,802,161	$0.1015	3.79	$-
Granted	-
Exercised	-
Canceled	-
Outstanding at December 31, 2023	104,802,161	$0.1015	3.29	$-
Vested at December 31, 2023	104,802,161	$0.1015	3.29	$-
Exercisable at December 31, 2023	104,802,161	$0.1015	3.29	$-

NOTE 13 – SUBSEQUENT EVENTS

None.

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

This section of the report should be read together with Footnotes of the Company’s audited financials for the year ended June 30, 2023. The unaudited statements of operations for the six months ended December 31, 2023 and 2022 are compared in the sections below.

Executive Summary

Xeriant is dedicated to the discovery, development and commercialization of advanced materials and technology related to next generation air and spacecraft, which can be successfully integrated and commercialized for deployment across multiple industrial sectors. We seek to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant’s advanced materials line will be marketed under the DUREVER™ brand, and includes NexBoard™, an eco-friendly, patent-pending composite building panel made from plastic and cardboard waste, designed to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

Joint Venture with XTI Aircraft

On May 31, 2021, we entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”), a Delaware corporation, to form the XTI JV, named Eco-Aero, LLC, with the purpose of completing the preliminary design review (“PDR”) of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff, and landing (eVTOL) fixed wing aircraft. Under the Agreement, Xeriant is contributing capital, technology, and strategic business relationships, and XTI is contributing intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the XTI JV, and it is managed by a management committee consisting of five members, three appointed by Xeriant and two by XTI. The Agreement was effective on June 4, 2021, with an initial deposit of USD1 million into the XTI JV. Our financial commitment was up to USD10 million, contributed as needed to complete the preliminary design of the aircraft.  XTI completed Preliminary Design Review during the first quarter of 2022, which was the purpose of the XTI JV.  On May 31, 2023, the joint venture terminated in accordance with the Agreement.  However, as of the date of this filing, Eco-Aero, LLC has not been dissolved and the distribution of the TriFan 600 design IP has not been executed. As per the Agreement, Xeriant is entitled to receive shares of XTI, the number of which is in the process of being determined by the parties involved.

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

On December 7, 2023, the Company initiated legal proceedings against XTI Aircraft Company (“XTI”) in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, alleging fraudulent acts, breach of contract and misappropriation of intellectual property. In the complaint, the Company contends that XTI, utilizing false promises, induced substantial investments from the Company, in terms of millions of dollars together with valuable intellectual property, for the development of the TriFan 600  vertical takeoff and landing (VTOL) aircraft.

The Company believes that the completed designs of the TriFan 600, a product of the Company’s significant investment, are integral to XTI’s impending merger with Inpixon. Despite the Company’s pivotal role in facilitating this merger, as memorialized in a formal agreement, XTI has publicly disclaimed any obligation to compensate the Company. In response to XTI’s alleged fraudulent conduct, deceptive maneuvers and intentional breaches, the Company is seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions.

The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the Complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.

Auctus Senior Secured Promissory Note

Prior to filing of complaint noted below, the Company had been in active negotiations with Auctus Fund, LLC, to extend the maturity date of the Senior Secured Promissory Note which became due and payable on March 15, 2023. Please see Note 6 to the financial statements. On June 1, 2023, the SEC filed a complaint against Auctus claiming that the company was operating as an unlicensed broker-dealer, and the loans could result in cancellation.  On October 19, 2023, the Company filed a complaint in the United States Southern District of New York against Auctus to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims. If either the Company or the SEC are unsuccessful in their legal actions and there is no settlement reached with Auctus, the Company will be required to continue negotiations with Auctus as to extension or satisfaction of the Note, or Auctus may elect to convert the Note into shares of our Common Stock, or seek a judgment against the Company for amounts due under the Note, as amended.  In that event, our shareholders could experience substantial dilution, or the Company could lose substantially all of its assets.

Stock Sales

None.

Convertible Notes Issued

During the six months ended December 31, 2023, the Company received $630,000 from issuance of convertible debt.

Three months ended December 31, 2023, Results of Operations Compared with three months ended December 31, 2022

Consulting and advisory fees

Total consulting and advisory expenses were $102,650 and $270,888 for the three months ended December 31, 2023 and 2022, respectively, a decrease of $168,238. In the prior period, there were increased expenses due to stock issuances for services relating to advisory agreements.

Related Party Consulting Fees

Total related party consulting fees were $77,000 and $118,000 for the three months ended December 31, 2023 and 2022, respectively, a decrease of $41,000. The primary reason for the decrease was the desire of Management to reduce the need for additional investment and to preserve funds for payments of increased travel and research and development costs relating to the launch of NEXBOARD. The related party consulting fees for the three months ended December 31, 2023, consisted of (i) $42,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $15,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, (iii) $15,000 to Edward DeFeudis, Director, and (iv) $5,000 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The related party consulting fees for the three months ended December 31, 2022, consisted of (i) $55,000 to Ancient Investments, LLC, (ii) $21,000 for AMP Web Services, LLC, (iii) $32,000 to Edward DeFeudis, and (iv) $10,000 for Keystone Business Development Partners, LLC.

General and administrative expenses

Total general and administrative expenses were $71,513 and $69,620 for the three months ended December 31, 2023 and 2022, respectively, a increase of $1,893.

Professional Fees

Total professional fees were $34,691 and $78,568 for the three months ended December 31, 2023 and 2022, respectively, a decrease of $43,877. The primary reason for the decrease was the desire of Management to reduce the need for additional investment and to preserve funds for payments of increased travel and research and development costs relating to the launch of NEXBOARD.

Advertising and marketing expenses

Total advertising and marketing expenses were $1,336 and $1,943 for the three months ended December 31, 2023 and 2022, respectively, a decrease of $607.

Research and Development Expenses

Total research and development expenses were $52,753 and $0 for the three months ended December 31 2023 and 2022, respectively, an increase of $52,753. Research & Development Expenses are accounted for through BlueGreen Composites, LLC, which was formed on August 7, 2023.  All research and development expenses were related to the production and distribution of sample NEXBOARDs for presentation to potential customers.

Other Expenses

Total other expenses consist of interest expense related to convertible notes and change in fair value of the convertible bridge loans. Total other expenses were $866,952 for the three months ended December 31, 2023, compared to $755,343 for the three months ended December 31, 2022. The increase of $111,609 was primarily due to recording the Auctus default interest in the current period.

Net loss

Total net loss was $1,206,895 for the three months ended December 31, 2023, compared to $1,294,362 for the three months ended December 31, 2022, an increase of $87,467.

Six months ended December 31, 2023 Results of Operations Compared with six months ended December 31, 2022

Consulting and advisory fees

Total consulting and advisory expenses were $154,345 and $726,461 for the six months ended December 31, 2023 and 2022, respectively, a decrease of $572,116. In the prior period, there were increased expenses due to stock issuances for services relating to advisory agreements.

Related Party Consulting Fees

Total related party consulting fees were $174,500 and $212,000 for the six months ended December 31, 2023 and 2022, respectively, a decrease of $37,500. The primary reason for the decrease was the desire of Management to reduce the need for additional investment and to preserve funds for payments of increased travel and research and development costs relating to the launch of NEXBOARD. The related party consulting fees for the six months ended December 31, 2023, consisted of (i) $99,500 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $29,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, (iii) $36,000 to Edward DeFeudis, Director, and (iv) $10,000 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The related party consulting fees for the six months ended December 31, 2022, consisted of (i) $110,000 to Ancient Investments, LLC, (ii) $35,000 for AMP Web Services, LLC, (iii) $52,000 to Edward DeFeudis, and (iv) $15,000 for Keystone Business Development Partners, LLC.

General and administrative expenses

Total general and administrative expenses were $121,390 and $159,616 for the six months ended December 31, 2023 and 2022, respectively, a decrease of $38,226. The primary reason for the decrease was the desire of Management to reduce the need for additional investment and to preserve funds for payments of increased travel and research and development costs relating to the launch of NEXBOARD.

Professional Fees

Total professional fees were $125,005 and $168,628 for the six months ended December 31, 2023 and 2022, respectively a decrease of $43,623. The primary reason for the decrease was the desire of Management to reduce the need for additional investment and to preserve funds for payments of increased travel and research and development costs relating to the launch of NEXBOARD.

Advertising and marketing expenses

Total advertising and marketing expenses were $3,858 and $8,299 for the six months ended December 31, 2023 and 2022, respectively, a decrease of $4,441.

Research and Development Expenses

Total research and development expenses were $79,735 and $0 for the six months ended December 31 2023 and 2022, respectively, an increase of $79,735. Research & Development Expenses are accounted for through BlueGreen Composites, LLC, which was formed on August 7, 2023.  All research and development expenses were related to the production and distribution of sample NEXBOARDs for presentation to potential customers.

Other Expenses

Total other expenses consist of amortization of debt discount, interest expense related to convertible notes, change in fair value of the convertible bridge loans, loss from Edenberg JV, and loss on extinguishment of debt. Total other expenses were $890,074 for the six months ended December 31, 2023, compared to $4,836,879 for the six months ended December 31, 2022. The primary reason for the $3,946,805 decrease was due to the loss on extinguishment of debt of $4,259,987 in the prior period partially offset by default interest and loss on extinguishment of debt in the current period amounting to $867,328.

Net loss

Total net loss was $1,548,907 for the six months ended December 31, 2023, compared to $6,111,883 for the six months ended December 31, 2022. The decrease of $4,562,976 related primarily to the loss on extinguishment of debt of $4,259,987 in the prior period and higher consulting and advisory fees in the prior period. This was partially offset by default interest and loss on extinguishment of debt in the current period amounting to $867,328.

Liquidity and Capital Resources

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. On December 31, 2023, and June 30, 2023, the Company had $38,981 and $61,625 in cash, respectively, and $7,888,081 and $6,684,867 in negative working capital, respectively. On December 31, 2023, the principal balance of the Auctus Senior Secured Promissory Note was $5,850,000. The Note matured on March 15, 2023. For the three months ended December 31, 2023 and 2022, the Company had a net loss of $1,206,895 and $1,294,362, respectively. For the six months ended December 31, 2023 and 2022, the Company had a net loss of $1,548,907 and $6,111,883, respectively. Continued losses will adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

During the six months ended December 31, 2023, the Company’s operating activities used $644,481 of net cash used compared to using $943,785 of net cash used in our operating activities during the six months ended December 31, 2022. During the six months ended December 31, 2023, our investing activities used $8,163 of net cash compared to using $2,567 of net cash in our investing activities during the six months ended December 31, 2022. This difference related to an increase of notes receivable during the six months December 31, 2023, offset by purchase of property and equipment in the prior period.  During the six months ended December 31, 2023, our financing activities added $630,000 of net cash compared to $0 of net cash in our financing activities during the six months ended December 31, 2022. This difference related to the issuance of convertible notes during the six months ended December 31, 2023.

Funding Strategy

To date, our operations have been funded primarily through private investors. Some of these investors have verbally committed additional funding for the Company, as needed. The Company has had a number of discussions with broker-dealers regarding the funding required to execute the Company’s business plan, which is to acquire and develop breakthrough technologies or business interests in those companies that have developed these technologies. The Company plans on issuing an offering document to obtain funding for certain acquisitions that are in the discussion stages. No assurance can be given that the Company will be able to raise the necessary capital to implement its business plan.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 2, Summary of Significant Accounting Policies, contained in the notes to the Company’s condensed consolidated financial statements for the six months ended December 31, 2023 and 2022 contained in this filing). On an ongoing basis, we evaluate our estimates. The Company bases our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

At December 31, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2023, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 19, 2023, Xeriant, Inc. filed a complaint in the United States Southern District of New York against Auctus Fund, LLC, to invalidate illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims.  On June 1, 2023, the SEC had filed a complaint against Auctus claiming that the company failed to register as a dealer or associate with a registered dealer, as required by the federal securities laws, and all outstanding loans issued by Auctus could be cancelled.  If either the Company or the SEC are unsuccessful in their legal actions and there is no settlement reached with Auctus, the Company will be required to continue negotiations with Auctus as to extension or satisfaction of the Note, or Auctus may elect to convert the Note into shares of our Common Stock or seek a judgment for the unpaid amount of the Note, as amended. In that event, our shareholders could experience substantial dilution, or the Company could lose substantially all of its assets.

On December 7, 2023, the Company initiated legal proceedings against XTI Aircraft Company (“XTI”) in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, alleging fraudulent acts, breach of contract and misappropriation of intellectual property. In the complaint, the Company contends that XTI, utilizing false promises, induced substantial investments from the Company, in terms of millions of dollars together with valuable intellectual property, for the development of the TriFan 600 vertical takeoff and landing (VTOL) aircraft.  The Company believes that the completed designs of the TriFan 600, a product of the Company’s significant investment, are integral to XTI’s impending merger with Inpixon. Despite the Company’s pivotal role in facilitating this merger, as memorialized in a formal agreement, XTI has publicly disclaimed any obligation to compensate the Company. In response to XTI’s alleged fraudulent conduct, deceptive maneuvers and intentional breaches, the Company is seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Refer to Note 6 relating to Auctus Senior Secured Promissory Note

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

To the best of the Company’s knowledge, during the fiscal quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

XERIANT, INC.

Date: February 14, 2024	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: February 14, 2024	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

