Form 10-Q
period 2024-03-31
XERIANT, INC.
filed 2024-05-14
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2024, the Registrant had outstanding 503,684,677 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

XERIANT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2024	June 30, 2023
	Unaudited
Assets
Current assets
Cash	$373,568	$61,625
Prepaids	7,684	4,529
Note receivable	8,163	-
Total current assets	389,415	66,154

Deposits	12,546	12,546
Property & equipment, net	4,373	5,507
Operating lease right-of-use asset	45,448	82,911
Total assets	$451,782	$167,118

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$1,057,621	$402,568
Accrued liabilities, related party	7,500	20,000
Shares to be issued	75,200	75,200
Convertible notes payable, net of discount - in default	5,850,000	5,850,000
Convertible notes payable, net of discount	1,575,910	100,000
Convertible bridge loans, at fair value	-	247,254
Lease liability, current	50,880	55,999
Total current liabilities	8,617,111	6,751,021

Lease liability, long-term	-	36,197
Total liabilities	8,617,111	6,787,218

Commitments and contingencies (Note 11)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 723,895 and 757,395 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	7	8
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 455,044,644 and 389,433,144 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	4,550	3,894
Common stock to be issued	51,950	51,950
Additional paid in capital	20,176,912	19,789,793
Accumulated deficit	(25,548,061)	(23,638,461)
Total stockholders' deficit	(5,314,632)	(3,792,806)
Non-controlling interest	(2,850,697)	(2,827,294)
Total stockholders' deficit	(8,165,329)	(6,620,100)
Total liabilities and stockholders' deficit	$451,782	$167,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2024	2023	2024	2023
Operating expenses:
Consulting and advisory fees	$39,650	$177,726	$193,995	$904,187
Related party consulting fees	89,500	84,000	264,000	296,000
General and administrative expenses	67,761	48,381	189,151	207,997
Professional fees	87,981	62,445	212,986	231,073
Advertising and marketing expense	548	14,688	4,406	22,987
Research and development expense	67,524	-	147,259	-
Total operating expenses	352,964	387,240	1,011,797	1,662,244

Loss from operations	(352,964)	(387,240)	(1,011,797)	(1,662,244)

Other (expenses) income:
Amortization of debt discount	(2,569)	-	(2,569)	(461,842)
Financing fees	-	(20,600)	-	(20,600)
Interest expense	(28,563)	-	(895,891)	-
Change in fair value of convertible bridge loans	-	(817)	(2,448)	(817)
Gain (loss) from Ebenberg JV	-	18,919	-	(96,131)
Loss on extinguishment of debt	-	-	(20,298)	(4,259,987)
Total other (expenses) income	(31,132)	(2,498)	(921,206)	(4,839,377)

Net loss	(384,096)	(389,738)	(1,933,003)	(6,501,621)

Less net loss attributable to noncontrolling interest	(7,769)	(7,229)	(23,403)	(21,961)

Net loss attributable to common stockholders	$(376,327)	$(382,509)	$(1,909,600)	$(6,479,660)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	449,266,866	377,710,922	422,070,403	372,820,541

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock To Be	Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Interest	Total
Balance June 30, 2023	757,395	$8	1,000,000	$10	389,433,144	$3,894	$51,950	$19,789,793	$(23,638,461)	$(2,827,294)	$(6,620,100)

Conversion of Series A Preferred to Common Stock	(5,000)	-	-	-	5,000,000	50	-	(50)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	6,600,000	66	-	65,934	-	-	66,000

Net loss	-	-	-	-	-	-	-	-	(334,090)	(7,922)	(342,012)

Balance September 30, 2023	752,395	$8	1,000,000	$10	401,033,144	$4,010	$51,950	$19,855,677	$(23,972,551)	$(2,835,216)	$(6,896,112)

Conversion of Series A Preferred to Common Stock	(18,500)	(1)	-	-	18,500,000	185	-	(185)	-	-	(1)

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	25,511,500	255	-	254,860	-	-	255,115

Net loss	-	-	-	-	-	-	-	-	(1,199,183)	(7,712)	(1,206,895)

Balance December 31, 2023	733,895	$7	1,000,000	$10	445,044,644	$4,450	$51,950	$20,110,352	$(25,171,734)	$(2,842,928)	$(7,847,893)

Conversion of Series A Preferred to Common Stock	(10,000)	-	-	-	10,000,000	100	-	(100)	-	-	-

Warrants issued with convertible debt		-	-	-	-	-	-	66,660	-	-	66,660

Net loss	-	-	-	-	-	-	-	-	(376,327)	(7,769)	(384,096)

Balance March 31, 2024	723,895	$7	1,000,000	$10	455,044,644	$4,550	$51,950	$20,176,912	$(25,548,061)	$(2,850,697)	$(8,165,329)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Common stock to be	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Interest	Total
Balance June 30, 2022	781,132	$8	1,000,000	$10	365,239,001	$3,637	$16,351,806	$51,950	$(16,571,505)	$(2,797,611)	$(2,961,705)

Stock issued for services	-	-	-	-	457,143	5	47,995	-	-	-	48,000

Conversion of Series A Preferred to Common Stock	(1,000)	-	-	-	1,000,000	10	(10)	-	-	-	-

Fair value of warrants associated with convertible debt	-	-	-	-	-	-	1,918,393	-	-	-	1,918,393

Adjustment for rounding	-	-	-	-	-	5	(5)	-	-	-	-

Stock option compensation	-	-	-	-	-	-	306,170	-	-	-	306,170

Net loss	-	-	-	-	-	-	-	-	(4,810,096)	(7,425)	(4,817,521)

Balance September 30, 2022	780,132	$8	1,000,000	$10	366,696,144	$3,657	$18,624,349	$51,950	$(21,381,601)	$(2,805,036)	$(5,506,663)

Conversion of Series A Preferred to Common Stock	(10,237)	-	-	-	10,237,000	112	(112)	-	-	-	-

Fair value of warrants associated with convertible debt	-	-	-	-	-	-	689,621	-	-	-	689,621

Stock option compensation	-	-	-	-	-	-	209,747	-	-	-	209,747

Net loss	-	-	-	-	-	-	-	-	(1,287,055)	(7,307)	(1,294,362)

Balance December 31, 2022	769,895	$8	1,000,000	$10	376,933,144	$3,769	$19,523,605	$51,950	$(22,668,656)	$(2,812,343)	$(5,901,657)

Conversion of Series A Preferred to Common Stock	(500)	-	-	-	5,000,000	50	(50)	-	-	-	-

Warrants associated with convertible bridge loans	-	-	-	-	-	-	80,114	-	-	-	80,114

Stock option compensation	-	-	-	-	-	-	126,575	-	-	-	126,575

Net loss	-	-	-	-	-	-	-	-	(382,509)	(7,229)	(389,738)

Balance March 31, 2023	769,395	$8	1,000,000	$10	381,933,144	$3,819	$19,730,244	$51,950	$(23,051,165)	$(2,819,572)	$(6,084,706)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine months ended
	March 31,
	2024	2023

Cash Flows from Operating Activities
Net loss	$(1,933,003)	$(6,501,621)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,134	1,091
Stock option expense	-	642,492
Stock issued for services	-	48,000
Financing fees	-	20,600
Change in fair value of convertible bridge loans	2,448	817
Loss on extinguishment of debt	20,298	4,259,987
Loss from Ebenberg JV	-	96,131
Amortization of debt discount	2,569	461,842
Amortization of right of use asset	37,463	33,609
Changes in operating assets and liabilities:
Prepaids	(3,155)	(1,444)
Accounts payable and accrued liabilities	866,168	(72,429)
Accrued liability, related party	(12,500)	10,000
Lease liabilities	(41,316)	(36,111)
Net cash from operating activities	(1,059,894)	(1,037,036)

Cash Flows from Investing Activities
Cash issued for notes receivable	(139,947)	-
Cash repayments for notes receivable	131,784	-
Investment in JV Movychem	-	(192,262)
Purchase of property and equipment	-	(2,567)
Net cash from financing activities	(8,163)	(194,829)

Cash Flows from Financing Activities
Proceeds from convertible bridge loans	1,380,000	270,000
Net cash from financing activities	1,380,000	270,000

Net change in cash	311,943	(961,865)

Cash at beginning of period	61,625	1,065,945

Cash at end of period	$373,568	$104,080

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$321,115	$-
Warrants issued with convertible notes payable extinguishment	$-	$80,114
Warrants issued with convertible notes payable	$66,660	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Company Overview

Xeriant, Inc. (the “Company”) is dedicated to the discovery, development and commercialization of advanced materials and technology related to next generation air and spacecraft, which can be successfully integrated and commercialized for deployment across multiple industrial sectors. The Company seeks to partner with and acquire strategic interests in visionary companies that accelerate this mission. Upon certification, the Company plans to market its advanced materials line under the DUREVER™ brand, which includes NEXBOARD™, an eco-friendly, patent-pending composite building panel made from plastic and cellulose waste, designed to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

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

On March 31, 2023, the Company filed a provisional patent application titled “Multilayered Fire-Resistant Polymer Composite and Method for Producing Same,” for a method of producing a unique fire-resistant thermoplastic and fiber composite material which may be formed or shaped into various construction products of different thicknesses and dimensions. This green material will be composed primarily of recycled plastic, cellulose and ecofriendly fire-retardant chemicals, including but not limited to use in walls, ceilings, flooring, framing, siding, roofing, molding, and decking, used in construction.  On April 1, 2024, the Company filed a non-provisional U.S. patent application claiming priority to the filing date of the 2023 related provisional patent application described herein.

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

After a series of research and development fire tests, the Company is now pursuing the final fire test certification of NEXBOARD, expected during the Company’s fourth quarter of fiscal year 2024.  Subject to available capital, the Company is planning to build manufacturing facilities in the United States for the production of NEXBOARD in order to meet market demand, or alternatively license the technology and process. The Company has identified potential sites for near-term contract manufacturing, a pilot plant, and larger manufacturing facilities, received bids for specialized manufacturing equipment, developed timetables related to the action plan, and hired a managing director with decades of experience to oversee the projects.

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

In May of 2021, Xeriant executed a joint venture with XTI Aircraft Company (“XTI”) to further the development of the TriFan 600, designed to be the world’s fastest, longest-range commercial VTOL airplane, funding approximately $5.5 million.  Preliminary Design Review was completed in early 2022 and XTI claims that the TriFan 600 could enter service by the end of 2027.  XTI has stated that the TriFan 600 has over $7 billion in conditional preorders.

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $25,548,061 as of March 31, 2024. During the nine months ended March 31, 2024, the Company’s net loss was $1,933,003 and at March 31, 2024, the Company had a working capital deficit of $8,227,696. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in approximately two months from May 15, 2024. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenue in the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. During the three and nine months ended March 31, 2024 and 2023, there were no impairments.

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

Stock-based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. During the nine months ended March 31, 2024 and 2023, the Company recognized $0 and $642,492 in stock-based compensation expense, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized $0 and $126,575 in stock-based compensation expense, respectively.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $147,259 and $0 for the nine months ended March 31, 2024 and 2023, respectively. The Company incurred research and development expenses of $67,524 and $0 for the three months ended March 31, 2024 and 2023, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $4,406 and $22,987 for the nine months ended March 31, 2024 and 2023, respectively. The Company recorded advertising expenses in the amount of $548 and $14,688 for the three months ended March 31, 2024 and 2023, respectively.

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

	Nine months ended March 31,
	2024	2023
Warrants	118,968,828	105,512,161
Stock options	21,250,000	21,250,000
Convertible notes payable	823,528,347	49,166,667
Preferred stock	723,895,000	769,895,000
Total	1,687,642,175	945,823,828

Recent Accounting Pronouncements

All other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 3 – JOINT VENTURE

Joint Venture with XTI Aircraft

On May 31, 2021, we entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”), a Delaware corporation, to form a joint venture with XTI (the “XTI JV”), named Eco-Aero, LLC, with the purpose of completing the preliminary design review (“PDR”) of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, eVTOL fixed wing aircraft. Under the Agreement, Xeriant contributed capital, technology, and strategic business relationships, and XTI contributed intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the XTI JV, and it is managed by a management committee consisting of five members, three appointed by Xeriant and two by XTI. The Agreement was effective on May 27, 2021, with an initial deposit of $1 million into the XTI JV. The Company’s financial commitment was up to $10 million, contributed as needed to complete the preliminary design of the aircraft.  XTI completed Preliminary Design Review during the first quarter of fiscal year 2022, which was the purpose of the XTI JV.  On May 31, 2023, the joint venture terminated in accordance with the Agreement.  However, as of the date of this filing, Eco-Aero, LLC has not been dissolved and the distribution of the TriFan 600 design IP has not been executed. As per the Agreement, Xeriant is entitled to receive shares of XTI, the number of which is in the process of being determined by the parties involved.

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

The Company believes that the completed designs of the TriFan 600, a product of the Company’s significant investment, were integral to XTI’s merger with Inpixon. Despite the Company’s pivotal role in facilitating this merger, as memorialized in a formal agreement, XTI has publicly disclaimed any obligation to compensate the Company. In response to XTI’s alleged fraudulent conduct, deceptive maneuvers and intentional breaches, the Company is seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions.  The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the Complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.

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

The Company includes the assets and liabilities related to the VIE in the condensed consolidated balance sheets. Xeriant, Inc. provides cash to the VIE to fund its operations. The carrying amounts of the consolidated VIE's assets and liabilities associated with the VIE subsidiary were as follows:

	March 31, 2024	June 30, 2023
Assets
Cash	$-	$-
Total Assets	$-	$-

Liabilities
Due from Xeriant Inc.	$4,475,155	$4,475,155
Total Liabilities	$4,475,155	$4,475,155

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

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On March 31, 2024 and June 30, 2023, the Company had $123,568 and $0 in excess of FDIC insurance, respectively.

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leases 2,911 square feet of office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Boulevard, Suite 309, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019, through January 1, 2025, in which the first three months of rent were abated. Subsequent to the COVID-19 pandemic, the Company decided to continue to have all employees work from home and intends to build out the office space by the end of May 2024 to allow employees to work from the office beginning in June of 2024. The following table illustrates the base rent amounts over the term of the lease:

Base Rent Periods

November 1, 2019 to October 31, 2020	$4,367
November 1, 2020 to October 31, 2021	$4,498
November 1, 2021 to October 31, 2022	$4,633
November 1, 2022 to October 31, 2023	$4,772
November 1, 2023 to October 31, 2024	$4,915
November 1, 2024 to January 31, 2025	$5,063

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the condensed consolidated statements of operations. During the nine months ended March 31, 2024 and 2023, the Company recorded $42,645 in rent expense in general and administrative expenses on the condensed consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company recorded $14,215 in rent expense in general and administrative expenses on the condensed consolidated statements of operations.

Right-of-use asset is summarized below:

	March 31, 2024	June 30, 2023
Office lease	$220,448	$220,448
Less accumulated amortization	(175,000)	(137,537)
Right of use assets, net	$45,448	$82,911

Operating lease liability is summarized below:

	March 31, 2024	June 30, 2023
Office lease	$50,880	$92,196
Less: current portion	(50,880)	(55,999)
Long term portion	$-	$36,197

Maturity of lease liabilities are as follows:

Year ended June 30, 2024	$15,703
Year ended June 30, 2025	37,112
Total future minimum lease payments	52,815
Less: Present value discount	(1,935)
Lease liability	$50,880

NOTE 6 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

The carrying value of convertible notes payable as of March 31 ,2024 and June 30, 2023, was as follows.

	March 31,	June 30,
Convertible Notes Payable, in default	2024	2023
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$5,850,000	$5,850,000
Total face value	$5,850,000	$5,850,000

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

On October 19, 2023, Xeriant, Inc. filed a complaint in the United States Southern District of New York against Auctus Fund, LLC, to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims.  On February 9, 2024 the case was dismissed.  The Company filed a Notice of Civil Appeal on March 13, 2024,  primarily based on public welfare because of the pending litigation between the SEC and Auctus Fund Management, LLC, which complaint was filed on June 1, 2023.

As of March 31, 2024, a total of $50,000 remains outstanding, and is recorded within accounts payable and accrued liabilities on the condensed consolidated balance sheets. During the nine months ended March 31, 2024, the Company recorded $825,031 in default interest related to the note. On October 6, 2023, Auctus converted $200,115 in interest into 20,011,500 shares of common stock.

The Company tested the first modification (“First Amendment”) under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification resulted in a loss on an extinguishment in the amount of $3,570,366 for the nine months ended March 31, 2023.

The Company tested the second modification (“Second Amendment”) under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification resulted in a loss on an extinguishment in the amount of $689,621 for the nine months ended March 31, 2023.

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

In October 2023, the holders of the convertible bridge loans agreed to modify the conversion price to a fixed $0.01 per share. As a result, the loans are no longer required to be recorded pursuant to ASC 480-10-30-7. The Company tested the modification under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification resulted in a loss on an extinguishment in the amount of $20,298 for the nine months ended March 31, 2024. The loss on extinguishment in the amount of $20,298 resulted in the loans being marked up from their aggregate fair value of $249,702 to their face value of $270,000 and reclassified within the condensed consolidated balance sheets under convertible notes payable.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount at March 31, 2024 and June 30, 2023 was as follows:

	March 31,	June 30,
Convertible Notes Payable	2024	2023
Convertible notes payable (10% interest)	$1,640,000	$100,000
Less unamortized discount	(64,090)	-
Total face value	$1,575,910	$100,000

Between May 13, 2023 and March 28, 2024, the Company issued convertible bridge loans with an aggregate face value of $1,480,000. The notes have a coupon rate of 10% and a maturity date of one year. The Notes are convertible at a fixed price of $0.01 per share. In connection with the Notes, holders of $150,000 in principal were issued 15,000,000 warrants. These warrants have an exercise price of $0.01 per share and have a three year expiration date.  During the nine months ended March 31, 2024 and 2023, the Company recorded $50,855 and $3,258 in interest expense related to these notes, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded $22,943 and $3,258 in interest expense related to these notes, respectively.

As mentioned in Note 7, the Company marked up convertible bridge loans from their aggregate fair value of $249,702 to their face value of $270,000 and reclassified within the condensed consolidated balance sheets under convertible notes payable. During the nine months ended March 31, 2024 and 2023, the Company recorded $19,055 and $0 in interest expense related to these notes, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded $5,620 and $0 in interest expense related to these notes, respectively.

During the nine months ended March 31, 2024, $110,000 in principal and $11,000 in accrued interest was converted into 12,100,000 shares of common stock.

The Company evaluated the detachable warrants under the requirements of ASC 480 and concluded that the warrants do not fall within the scope of ASC 480. The Company next evaluated the notes under the requirements of ASC 815 “Derivatives and Hedging” and concluded the warrants meet equity classification. The warrants were valued using Black-Scholes Merton (“BSM”) and were determined to have a value of $66,660.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and June 30, 2023:

	March 31, 2024			June 30, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Convertible Bridge Loans	$—	$—	$—	$—	$—	$247,254

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

Significant inputs and results arising from the BSM process are as follows for the redemption feature component of the Convertible Bridge Loans:

Inception Dates
Quoted market price on valuation date	$0.017 - $0.05
Effective contractual conversion rates	$0.01 - $0.012
Contractual term to maturity	0.4 -3 year
Market volatility:
Volatility	115% - 137%
Risk-adjusted interest rate	4.32% - 5.14%

The following table summarizes the total carrying value of the Company’s Level 3 instruments held as of March 31, 2024, including cumulative unrealized gains and losses recognized during the period ended March 31, 2024, and the year ended June 30, 2023:

	Period Ended March 31,	Year Ended June 30,
	2024	2023
Balances at beginning of period	$247,254	$-
Issuances:
Convertible Bridge Loans	-	189,886
Changes in fair value inputs and assumptions reflected in income	2,448	57,368
Reclassified from fair value to straight debt	(249,702)	-
Balances at end of period	$-	$247,254

NOTE 10 – RELATED PARTY TRANSACTIONS

Consulting fees

During the nine months ended March 31, 2024 and 2023, the Company recorded $149,500 and $150,000 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. During the three months ended March 31, 2024 and 2023, the Company recorded $50,000 and $40,000 respectively, in consulting fees to Ancient Investments, LLC. As of March 31, 2024 and June 30, 2023, $2,500 and $10,000 was accrued, respectively.

For the nine months ended March 31, 2024 and 2023, the Company recorded $51,000 and $77,000 respectively, in consulting fees to Edward DeFeudis, a Director of the Company. During the three months ended March 31, 2024 and 2023, the Company recorded $15,000 and $25,000 respectively, in consulting fees to Edward DeFeudis. As of March 31, 2024 and June 30, 2023, $5,000 was accrued.

During the nine months ended March 31, 2024 and 2023, the Company recorded $46,000 and $49,000 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. During the three months ended March 31, 2024 and 2023, the Company recorded $17,000 and $14,000 respectively, in consulting fees to Pablo Lavigna. As of March 31, 2024 and June 30, 2023, $0 was accrued.

During the nine months ended March 31, 2024 and 2023, the Company recorded $17,500 and $20,000 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. During the three months ended March 31, 2024 and 2023, the Company recorded $7,500 and $5,000 respectively, in consulting fees to Keystone Business Development Partners.  As of March 31, 2024 and June 30, 2023, $0 and $5,000 was accrued, respectively.

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

There were no Advisory Agreements executed during the nine months ended March 31, 2024.

NOTE 12 – EQUITY

Common Stock

As of March 31, 2024 and June 30, 2023, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 455,044,644 and 389,433,144 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively.

During the nine months ended March 31, 2024, the Company issued 33,500,000 shares of common stock in exchange for the conversion of 33,500 shares of Series A Preferred Stock.

During the nine months ended March 31, 2024, holders of bridge loans converted $110,000 in principal and $11,000 in accrued interest was converted into 12,100,000 shares of common stock.

During the nine months ended March 31, 2024, Auctus converted $200,115 in interest into 20,011,500 shares of common stock.

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

As of March 31, 2024 and June 30, 2023, the Company had 723,895 and 757,395 shares of Series A preferred stock issued and outstanding, respectively.

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

Stock Options

In connection with certain advisory board compensation agreements, the Company issued an aggregate 21,250,000 options at an exercise price of $0.12 per share for the year ended June 30, 2022. These options vest quarterly over twenty-four months and have a term of three years. The grant date fair value was $3,964,207. The Company recorded compensation expense in the amount of $0 and $642,492 for these options for the nine months ended March 31, 2024 and 2023, respectively. The Company recorded compensation expense in the amount of $0 and $126,575 for these options for the three months ended March 31, 2024 and 2023, respectively. As of June 30, 2023, there was $0 of total unrecognized compensation cost related to non-vested portion of options granted.

As of March 31, 2024, there were 21,250,000 options outstanding, of which 21,250,000 are exercisable. The weighted average remaining term is 0.34 years.

A summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	21,250,000	$0.12	1.11
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding at March 31, 2024	21,250,000	$0.12	0.34	$-
Exercisable at March 31, 2024	21,250,000	$0.12	0.34	$-

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	181.21% - 275.73%
Range of interest rates	0.20% - 1.08%

Warrants

As of March 31, 2024, and June 30, 2023, the Company had 118,968,828 warrants outstanding. The warrants have a term of two to five years and an exercise price range from $0.01 and $0.1187. The Company evaluated the warrants under ASC 815, Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair values. As of March 31, 2024 the weighted average remaining useful life of the warrants was 2.79. The warrants are detailed as follows:

Number of Warrants	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	104,802,161	$0.1015	3.79	$-
Granted	15,000,000	$0.01	3.30	$-
Exercised	-	-
Canceled	(833,333)	-
Outstanding at March 31, 2024	118,968,828	$0.1015	2.79	$-
Vested at March 31, 2024	118,968,828	$0.1015	2.79	$-
Exercisable at March 31, 2024	118,968,828	$0.1015	2.79	$-

NOTE 13 – SUBSEQUENT EVENTS

Auctus Fund Senior Secured Note

On April 4, 2024, Auctus converted $227,067 in interest into 22,706,700 shares of common stock.

Stock Issuances

Subsequent to March 31, 2024, the Company issued 14,933,933 additional shares of common stock to investors relating to price protection claims in the 2021 private placement.  The Company disputes the claims but decided to issue the shares to avoid potential litigation.  The Company issued 11,000,000 shares of common stock for conversion of convertible notes.

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

This section of the report should be read together with Footnotes of the Company’s audited financials for the year ended June 30, 2023. The unaudited statements of operations for the nine months ended March 31, 2024 and 2023 are compared in the sections below.

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

Joint Venture with XTI Aircraft

On May 31, 2021, we entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”), a Delaware corporation, to form the XTI JV, named Eco-Aero, LLC, with the purpose of completing the preliminary design review (“PDR”) of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff, and landing (eVTOL) fixed wing aircraft. Under the Agreement, Xeriant contributed capital, technology, and strategic business relationships, and XTI contributed intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the XTI JV, and it is managed by a management committee consisting of five members, three appointed by Xeriant and two by XTI. The Agreement was effective on June 4, 2021, with an initial deposit of USD1 million into the XTI JV. Our financial commitment was up to USD10 million, contributed as needed to complete the preliminary design of the aircraft.  XTI completed Preliminary Design Review during the first quarter of 2022, which was the purpose of the XTI JV.  On May 31, 2023, the joint venture terminated in accordance with the Agreement.  However, as of the date of this filing, Eco-Aero, LLC has not been dissolved and the distribution of the TriFan 600 design IP has not been executed. As per the Agreement, Xeriant is entitled to receive shares of XTI, the number of which is in the process of being determined by the parties involved.

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

The Company believes that the completed designs of the TriFan 600, a product of the Company’s significant investment, were integral to XTI’s merger with Inpixon. Despite the Company’s pivotal role in facilitating this merger, as memorialized in a formal agreement, XTI has publicly disclaimed any obligation to compensate the Company. In response to XTI’s alleged fraudulent conduct, deceptive maneuvers and intentional breaches, the Company is seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions.

The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the Complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.

Auctus Senior Secured Promissory Note

Prior to filing of complaint noted below, the Company had been in active negotiations with Auctus Fund, LLC, to extend the maturity date of the Senior Secured Promissory Note which became due and payable on March 15, 2023. Please see Note 6 to the financial statements. On June 1, 2023, the SEC filed a complaint against Auctus claiming that the company was operating as an unlicensed broker-dealer, and its loans could result in cancellation.  On October 19, 2023, the Company filed a complaint in the United States Southern District of New York against Auctus to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims.  The case was dismissed on February 9, 2024.  The Company filed a Notice of Civil Appeal on March 13, 2024, in allow filing of an appeal primarily based on public welfare because of the pending litigation between the SEC and Auctus Fund Management, LLC. If either the Company or the SEC are unsuccessful in their legal actions and there is no settlement reached with Auctus, the Company will be required to continue negotiations with Auctus as to extension or satisfaction of the Note, or Auctus may elect to convert the Note into shares of our Common Stock, or seek a judgment against the Company for amounts due under the Note, as amended.  In that event, our shareholders could experience substantial dilution, or the Company could lose substantially all of its assets.

Stock Sales

None.

Convertible Notes Issued

During the nine months ended March 31, 2024, the Company received $1,380,000 from issuance of convertible debt.

Three months ended March 31, 2024, Results of Operations Compared with three months ended March 31, 2023

Consulting and advisory fees

Total consulting and advisory expenses were $39,650 and $177,726 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $138,076. In the prior period, there were increased expenses due to stock issuances and services relating to advisory agreements.

Related Party Consulting Fees

Total related party consulting fees were $89,500 and $84,000 for the three months ended March 31, 2024 and 2023, respectively, an increase of $5,500. The reason for the increase was increased available funds for payment of consulting fees and travel and research and development costs relating to the launch of NEXBOARD over the same period last fiscal year. The related party consulting fees for the three months ended March 31, 2024, consisted of (i) $50,000 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $17,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, (iii) $15,000 to Edward DeFeudis, Director, and (iv) $7,500 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The related party consulting fees for the three months ended March 31, 2023, consisted of (i) $40,000 to Ancient Investments, LLC, (ii) $14,000 for AMP Web Services, LLC, (iii) $25,000 to Edward DeFeudis, and (iv) $5,000 for Keystone Business Development Partners, LLC.

General and administrative expenses

Total general and administrative expenses were $67,761 and $48,381 for the three months ended March 31, 2024 and 2023, respectively, an increase of $19,380. The primary reason for the increase was increased travel and research and development costs relating to the launch of NEXBOARD over the same period last fiscal year.

Professional Fees

Total professional fees were $87,981 and $62,445 for the three months ended March 31, 2024 and 2023, respectively, an increase of $25,536. The primary reason for the increase was increased legal fees relating to current business operations.

Advertising and marketing expenses

Total advertising and marketing expenses were $548 and $14,688 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $14,140.  The decrease was attributed to the cancellation of a marketing program that was initiated in the first quarter of fiscal year 2023.

Research and Development Expenses

Total research and development expenses were $67,524 and $0 for the three months ended March 31 2024 and 2023, respectively, an increase of $67,524. Research & development expenses are accounted for through BlueGreen Composites, LLC, which was formed on August 7, 2023.  All research and development expenses were related to the production and distribution of sample NEXBOARDs for presentation to potential customers.

Other Expenses

Total other expenses consist of interest expense related to convertible notes and change in fair value of the convertible bridge loans. Total other expenses were $31,132 and $2,498 for the three months ended March 31, 2024 and 2023, respectfully, an increase of $28,634. The increase was due to increased interest expense related to new and previously issued convertible notes, offset by a gain from Edenberg JV of $18,919 in the prior period.

Net loss

Total net loss was $384,096 for the three months ended March 31, 2024, compared to $389,738 for the three months ended March 31, 2023, a decrease of $5,642.

Nine months ended March 31, 2024 Results of Operations Compared with nine months ended March 31, 2023

Consulting and advisory fees

Total consulting and advisory expenses were $193,995 and $904,187 for the nine months ended March 31, 2024 and 2023, respectively, a decrease of $710,192. In the prior period, there were increased expenses due to stock issuances for services relating to advisory agreements.

Related Party Consulting Fees

Total related party consulting fees were $264,000 and $296,000 for the nine months ended March 31, 2024 and 2023, respectively, a decrease of $32,000. The primary reason for the decrease was the desire of Management to reduce the need for additional investment and to preserve funds for payments of increased travel and research and development costs relating to the launch of NEXBOARD. The related party consulting fees for the nine months ended March 31, 2024, consisted of (i) $149,500 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $46,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, (iii) $51,000 to Edward DeFeudis, Director, and (iv) $17,500 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The related party consulting fees for the nine months ended March 31, 2023, consisted of (i) $150,000 to Ancient Investments, LLC, (ii) $49,000 for AMP Web Services, LLC, (iii) $77,000 to Edward DeFeudis, and (iv) $20,000 for Keystone Business Development Partners, LLC.

General and administrative expenses

Total general and administrative expenses were $189,151 and $207,997 for the nine months ended March 31, 2024 and 2023, respectively, a decrease of $18,846. The primary reason for the decrease was the desire of Management to reduce the need for additional investment and to preserve funds for payments of increased travel and research and development costs relating to the launch of NEXBOARD.

Professional Fees

Total professional fees were $212,986 and $231,073 for the nine months ended March 31, 2024 and 2023, respectively a decrease of $18,087. The primary reason for the decrease was the desire of Management to reduce the need for additional investment and to preserve funds for payments of increased travel and research and development costs relating to the launch of NEXBOARD.

Advertising and marketing expenses

Total advertising and marketing expenses were $4,406 and $22,987 for the nine months ended March 31, 2024 and 2023, respectively, a decrease of $18,581. The decrease was attributed to the cancellation of a marketing program that was initiated in the first quarter of fiscal year 2023.

Research and Development Expenses

Total research and development expenses were $147,259 and $0 for the nine months ended March 31, 2024 and 2023, respectively, an increase of $147,259. Research & development expenses are accounted for through BlueGreen Composites, LLC, which was formed on August 7, 2023.  All research and development expenses were related to the production and distribution of sample NEXBOARDs for presentation to potential customers.

Other Expenses

Total other expenses consist of amortization of debt discount, interest expense related to convertible notes, change in fair value of the convertible bridge loans, loss from Edenberg JV, and loss on extinguishment of debt. Total other expenses were $921,206 for the nine months ended March 31, 2024, compared to $4,839,377 for the nine months ended March 31, 2023. The primary reason for the $3,918,171 decrease was due to the loss on extinguishment of debt of $4,259,987 in the prior period partially offset by default interest of $825,030 and loss on extinguishment of debt in the current period amounting to $20,298.

Net loss

Total net loss was $1,933,003 for the nine months ended March 31, 2024, compared to $6,501,621 for the nine months ended March 31, 2023. The decrease of $4,568,618 related primarily to the loss on extinguishment of debt of $4,259,987 in the prior period and higher consulting and advisory fees in the prior period. This was partially offset by default interest of $825,030 and loss on extinguishment of debt in the current period amounting to $20,298.

Liquidity and Capital Resources

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. On March 31, 2024 and June 30, 2023, the Company had $373,568 and $61,625 in cash, respectively, and $8,227,696 and $6,684,867 in negative working capital, respectively. On March 31, 2024, the principal balance of the Auctus Senior Secured Promissory Note was $5,850,000. The Note matured on March 15, 2023. For the three months ended March 31, 2024 and 2023, the Company had a net loss of $384,096 and $389,738, respectively. For the nine months ended March 31, 2024 and 2023, the Company had a net loss of $1,933,003 and $6,501,621, respectively. Continued losses will adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

During the nine months ended March 31, 2024, the Company’s operating activities used $1,059,894 of net cash used compared to using $1,037,036 of net cash used in our operating activities during the nine months ended March 31, 2023. During the nine months ended March 31, 2024, our investing activities used $8,163 of net cash compared to using $194,829 of net cash in our investing activities during the nine months ended March 31, 2023. This primary reason for the difference is the $192,262 in the prior period related to Investment in JV Movychem. During the nine months ended March 31, 2024, our financing activities added $1,380,000 of net cash compared to $270,000 of net cash in our financing activities during the nine months ended March 31, 2023.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 2, Summary of Significant Accounting Policies, contained in the notes to the Company’s condensed consolidated financial statements for the nine months ended March 31, 2024 and 2023 contained in this filing). On an ongoing basis, we evaluate our estimates. The Company bases our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

At March 31, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2024, our disclosure controls and procedures are not effective due to material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 19, 2023, Xeriant, Inc. filed a complaint in the United States Southern District of New York against Auctus Fund, LLC, to invalidate illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims.  The case was dismissed on February 9. 2024.  The Company filed a Notice of Civil Appeal on March 13, 2024, in allow filing of an appeal primarily based on public welfare because of the pending litigation between the SEC and Auctus Fund Management, LLC. On June 1, 2023, the SEC had filed a complaint against Auctus claiming that the company failed to register as a dealer or associate with a registered dealer, as required by the federal securities laws, and all outstanding loans issued by Auctus could be cancelled.  If either the Company or the SEC are unsuccessful in their legal actions and there is no settlement reached with Auctus, the Company will be required to continue negotiations with Auctus as to extension or satisfaction of the Note, or Auctus may elect to convert the Note into shares of our Common Stock or seek a judgment for the unpaid amount of the Note, as amended. In that event, our shareholders could experience substantial dilution, or the Company could lose substantially all of its assets.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Refer to Note 6 relating to Auctus Senior Secured Promissory Note

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

To the best of the Company’s knowledge, during the fiscal quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

XERIANT, INC.

Date: May 14, 2024	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date May 14, 2024	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

