Form 10-K
period 2024-06-30
XERIANT, INC.
filed 2024-10-08
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2023, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock as reported by the OTCQB Marketplace on such date, was approximately $8.2 million. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 7, 2024, the registrant had 581,184,486 outstanding shares of common stock.

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

All forward-looking statements are only estimates of future results, and actual results may differ materially from expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. You are cautioned not to place undue reliance on such statements, which should be read in conjunction with the other cautionary statements that are included elsewhere in this Report. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable securities laws.

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

PART I.

Item 1. Business

Xeriant, Inc. is dedicated to the discovery, development and commercialization of advanced materials and technology related to next generation air and spacecraft, which can be successfully integrated and commercialized for deployment across multiple industrial sectors. We seek to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant’s advanced materials line will be marketed under the DUREVER™ brand, and includes NEXBOARD™, an eco-friendly, patent-pending composite building panel made from plastic and cellulose waste and a proprietary flame retardant, primarily designed to be a replacement for traditional building materials such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction. Xeriant is located at the Research Park at Florida Atlantic University in Boca Raton, Florida adjacent to the Boca Raton Airport.

Corporate History

Formation of Company

The Company was originally incorporated in Nevada on December 18, 2009, under the name Eastern World Solutions, Inc. The name was changed to Banjo & Matilda, Inc. on September 24, 2013. Effective June 22, 2020, the Company changed its name from Banjo & Matilda, Inc. to Xeriant, Inc.

Share Exchange with American Aviation Technologies

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

XTI Aircraft Joint Venture

On May 31, 2021, the Company entered into a 50/50 Joint Venture Agreement with XTI Aircraft Company (“XTI”) to form a new company, called Eco-Aero, LLC (the “JV”), with the purpose of completing the preliminary design review (“PDR”) of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, vertical takeoff, and landing (VTOL) fixed wing aircraft.  Xeriant invested approximately $5.5 million into the joint venture after borrowing the funds from Auctus Fund, LLC (“Auctus”) through a Senior Secured Promissory Note, through an introduction from Maxim Group, LLC, the Company’s investment banker at the time.  The PDR was completed during the first quarter of 2022 according to XTI. The borrowed funds from Auctus were intended to be a bridge loan that would be resolved through an IPO (Initial Public Offering) and uplist to Nasdaq in a merger with XTI, which did not occur because XTI refused to move forward with the merger in accordance with the terms outlined in the Binding Term Sheet dated December 5, 2021.

On May 17, 2022, after failed merger negotiations, the Company entered into a Letter Agreement with XTI whereby Xeriant would receive compensation for introducing Inpixon, a Nasdaq-listed company, to XTI for a combination or any other transaction.  Should a combination or any other transaction occur, the compensation due to Xeriant would include a six percent (6%) fully diluted interest in XTI upon dissolution of its Joint Venture with Xeriant, and XTI would assume Xeriant’s obligations under its Senior Secured Note with Auctus.  On March 10, 2023, Inpixon issued a note receivable to XTI for $300,000, a “Transaction” as defined by the Letter Agreement. On July 25, 2023, Inpixon filed an 8-K announcing that they had signed an Agreement of Plan and Merger with XTI.

On December 6, 2023, the Company initiated legal proceedings against XTI in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, and alleging fraudulent acts, breach of contract and misappropriation of intellectual property.

On February 29, 2024, the Company filed a Second Amended Complaint against XTI, along with other unnamed defendants, and on March 13, 2024 XTI filed a partial Motion to Dismiss.

On March 12, 2024, XTI merged with Inpixon, the Nasdaq-listed company introduced to XTI by Xeriant, arranged through Xeriant’s investment banker at that time, Maxim Group, LLC.

On April 10, 2024, the Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss the Company’s Second Amended Complaint and is waiting for the court to rule on the matter.

The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

Auctus Fund LLC Senior Secured Promissory Note

On October 27, 2021, the Company was issued a convertible note payable to Auctus in the principal amount of $6,050,000, consisting of $5,142,500, which was the net amount funded due to the original issue discount of $907,500 for interest on the unpaid principal amount at the rate of zero percent per annum from the issue date until the note became due and payable on October 27, 2022, plus closing costs, which included $308,550 paid to Maxim Group, LLC.  Xeriant was introduced to Auctus for the purpose of providing bridge loan funding to satisfy the requirements of a pending merger with XTI Aircraft under a letter of intent signed in September 2021.

On October 19, 2023, Xeriant filed a complaint in the United States Southern District of New York (Case no.1:23-cv-09200) against Auctus, to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims.  On February 9, 2024, the case was dismissed.  The Company filed a Notice of Civil Appeal on March 13, 2024, primarily based on public welfare because of the pending litigation between the SEC and Auctus Fund Management, LLC, which complaint was filed on June 1, 2023.  On June 19, 2024, the Company filed an appeal in the United States Court of Appeals for the Second Circuit (Case no. 24-682-cv), which is still pending.  The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

Movychem Joint Venture

Effective April 2, 2022, the Company entered into a Joint Venture with Movychem s.r.o., a Slovakian limited liability company (“Movychem”), called Ebenberg, LLC, setting forth the terms for the establishment of a joint venture to develop and exploit certain polymer-related advanced materials. The JV was organized as a Florida limited liability company and was owned 50% by each of the Company and Movychem. Effective June 30, 2023, the Joint Venture was terminated, and the entity was subsequently dissolved.

OUR BUSINESS SUMMARY

Introduction

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

Company Overview

Advanced Materials

A major focus of our Company is the development, acquisition and commercial exploitation of eco-friendly, advanced materials which have applications across a broad range of industries and the potential to generate significant near-term revenue. Our commercialization strategy encompasses licensing arrangements, mergers, and joint ventures, which could allow for more rapid access to the market with reduced capital requirements and financial risk. Some partner companies may provide production and distribution infrastructure, which could streamline testing and certification as well as add brand recognition. Once the Company establishes sufficient production capabilities, the advanced materials may be sold as standalone products, enhancements to existing products, or used in the development of proprietary products under new trademarked brands owned by the Company. We are currently exploring manufacturing and branding opportunities for specific products derived from advanced materials, which would involve setting up production facilities, equipment, systems and supply chains.

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

Beginning in mid-2023, the Company began testing two high-volume production processes for NEXBOARD, so our construction panels could be cost-effectively produced in the United States, at industrial scale. After significant research and development, the Company expects that it will be able to manufacture its composite materials into green construction products of various shapes and sizes.  High volume production of certified consistent construction panels will unlock existing demand indicated by several homebuilders, green building products companies, and transportation companies seeking our environmentally friendly construction panels in varying thicknesses and sizes, including standard 48” x 96” sheets.

On March 31, 2023, the Company filed a provisional patent application titled “Multilayered Fire-Resistant Polymer Composite and Method for Producing Same” for a method of producing a unique fire-resistant thermoplastic and fiber composite material which may be formed or shaped into various construction products of different thicknesses and dimensions. This green material will be composed primarily of recycled plastic, cellulosic fiber, and a proprietary ecofriendly fire retardant, including but not limited to use in walls, ceilings, flooring, framing, siding, roofing, molding, and decking, used in construction.  On April 1, 2024, the Company filed a non-provisional U.S. patent application claiming priority to the filing date of the 2023 related provisional patent application described herein.

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

During the second fiscal quarter of 2024, the Company was engaged in the development and testing of its proprietary eco-friendly flame retardants for use in its construction panel, NEXBOARD.  These fire retardants are effective when incorporated in a variety of thermoplastics and fiber composite materials, allowing the DUREVER products, including NEXBOARD to be fire-resistant.  The Company is considering filing a patent application for its proprietary flame retardants.

After a series of research and development fire tests, the Company is now pursuing the final certification of NEXBOARD.  Subject to available capital and certification, the Company is planning to build manufacturing facilities in the United States for the production of NEXBOARD in order to meet market demand, or alternatively license the technology and process. In the interim, the Company has identified potential sites for near-term contract manufacturing, a pilot plant, and larger manufacturing facilities, received bids for specialized manufacturing equipment, developed timetables related to the action plan, and hired a managing director with decades of experience to oversee the project.

Aerospace

The Company seeks to develop, acquire and commercialize disruptive, high-growth-potential technologies in aerospace, including next-generation air and spacecraft, that have potential applications in other industries.  The areas of focus that are reshaping the future of aerospace include advanced materials, advanced air mobility, unmanned aerial systems, AI, hypersonics, communications, cybersecurity, satellites, and renewable energy technology.  The Company’s initial concentration was on the emerging aviation market called advanced air mobility (AAM), the transition to more efficient, eco-friendly, automated and convenient flight operations, enabled by the convergence of technological advancements in design and engineering, composite materials, propulsion systems, battery energy density and manufacturing processes. Next-generation aircraft being developed for this market offer low-cost, on-demand flight for passengers and cargo, utilizing lower altitude airspace and bypassing the traditional hub-and-spoke airport network with vertical takeoff and landing (VTOL) capabilities. Many of these lightweight aircraft are electrically powered through either hybrid or pure battery systems, which allows for quieter, low emission flights over urban areas, however with limited speed and range. Hydrogen powered aircraft have already been prototyped and are expected to become more prevalent over the next decade.  The development of solid-state hydrogen technology may address the safety, large-area storage requirement limitations for gaseous-state hydrogen.  The Company plans to partner with and acquire strategic interests in visionary companies that accelerate our mission of commercializing critical breakthrough aerospace technologies which enhance sustainability, performance, and safety.

In May of 2021, the Company executed a joint venture with XTI Aircraft Company (“XTI”) to further the development of the TriFan 600, purported to become the world’s fastest, longest-range commercial VTOL airplane, funding approximately $5.5 million.  Preliminary Design Review was completed in early 2022 and XTI claims that the TriFan 600 could enter service by the end of 2027.  XTI has recently stated in public announcements that the TriFan 600 has over $7 billion in conditional preorders. On March 12, 2024, XTI merged with a Nasdaq-list company.  Under an agreement with XTI, the Company was to receive certain compensation and interest in XTI. The Company filed suit against XTI on December 6, 2023, to pursue a number of claims against XTI. Note 1 on page F-8 of this filings provides a further explanation, however, the full text of the complaint was filed with an 8-K on December 12, 2023, under Exhibit 99.1.

Since 2022, the Company has been developing advanced materials focused on high-performance fire-resistant polymer composites for potential applications in aerospace as well as other industries.  The Company has created proprietary, eco-friendly flame retardants and a patent-pending methodology for efficiently incorporating this technology into polymer composites to create heat-resistant, superior strength-to-weight properties.

In the area of aerospace, management believes that the Company can grow expeditiously by acquiring technology and assets primarily through acquisitions, joint ventures, strategic investments, and licensing arrangements. As a publicly traded company, we offer our growth partners such benefits as improved access to capital, higher valuations and lower risk through the shared ownership of a diversified portfolio, while allowing these entities to maintain independence in their distinct operations to focus on their fields of expertise. Cost savings and efficiencies may be realized from sharing non-operational functions such as finance, legal, tax, sales and marketing, human resources, purchasing power, as well as investor and public relations.

The Company is trading on the OTCQB Venture Market under the stock symbol, XERI.

Industry Overview

Advanced Materials

Aerospace innovation has been at the forefront of many important scientific, technological, design and engineering breakthroughs which have had broad implications across non-aerospace sectors of the economy. Research and development initiatives originally intended for aerospace applications have contributed to advances in composites and other advanced materials, health care, transportation, telecommunications, agriculture, and manufacturing, and have led to the commercialization of new technologies and products that have positively impacted our daily lives.

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

Advanced polymer materials with superior performance characteristics, including flame-resistance with non-toxic gases, have wide applicability in the construction industry. Plastic composite boards may be fabricated from a range of polymers, including polypropylene (PP), polyethylene (PE), polystyrene (PS), polyvinyl chloride (PVC) and polyamide (PA), which are inherently water-resistant, and reinforced with a variety of materials, including cardboard fiber, fiberglass, wood or carbon, which provide increased mechanical strength. Additives, surface treatments and decorative finishes can further enhance the properties of the boards, which can be manufactured in standard sizes and become a replacement for gypsum and wood-based structural panels such as drywall, plywood, Oriented Strand Board (OSB) and Medium Density Fiberboard (MDF), and flooring. Composite boards made from recycled plastic and fiber are considered green building products, not only because they decrease the amount of waste materials from landfills, but because they have insulating properties that can cut energy costs. When infused with a non-toxic flame retardant, these eco-friendly composite panels can be an effective passive fire protection system, providing superior safety and minimizing property damage from flame spread and smoke.

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

Aerospace

The aerospace industry continues to evolve and adapt as market conditions change and as technological innovation enables the development of aircraft with new capabilities, applications and business cases. Next-generation aircraft are more efficient, sustainable, reliable, automated and safer through technological improvements in design optimization and modeling, composites and advanced materials, artificial intelligence (AI), sensors, autonomy, alternative propulsion systems and manufacturing processes. Many of the airframe configurations enabled by these developments are being designed for the emerging aviation market called Advanced Air Mobility (AAM), the integration of new aircraft designs and flight technologies to move people and cargo between places not usually served by existing ground or air transportation. Increasing automobile traffic congestion in many urban environments demands alternative transportation solutions such as eco-friendly air taxi services and urban air mobility to improve the quality of life for city residents.  In addition to being quieter with less or no carbon emissions, it is anticipated that these new aircraft will have lower operating, maintenance, and repair costs compared with other aircraft, including helicopters. For widespread adoption, it is critical that AAM services provide consumers with a strong value proposition to become an alternative to traditional ground transportation.

According to information extracted from a Fortune Business Insights and a July 2024 report, those aircraft servicing the 100 to 300-mile range are expected to dominate the global market during the forecast period due to growing demand for longer range vertical take-off and landing aircraft for intercity travels. The growth of the 300-1,000-mile range aircraft segment is facilitated by increasing demand of VTOL (Vertical Takeoff and Landing) vehicles for military applications.

A major obstacle restraining growth in AAM transportation is the lack of infrastructure required to enable convenient access, including development of landing sites with charging stations and staffing, which is a high cost, and may be undesirable to consumers in many areas because of safety as well as noise and visual pollution concerns.

The establishment of regulatory frameworks and support from aviation authorities is crucial for the growth of the eVTOL market. Regulatory bodies such as the Federal Aviation Administration (FAA) and European Union Aviation Safety Agency (EASA) are working on developing guidelines and certifications specific to eVTOL operations. This regulatory clarity is essential for ensuring safety, standardization, and public trust in eVTOL aircraft.

The development and improvement in battery energy density and the emergence of other energy technologies, like solid state hydrogen, are significant drivers for the VTOL aircraft market growth. As batteries become more powerful, lighter, and capable of faster charging times, eVTOL (Electric VTOL) aircraft can fly longer distances with shorter downtimes, making them more practical and appealing for urban air mobility and other applications.

Various manufacturers are making significant investments in the development of the complex technologies needed to address the safety and operational challenges of urban air mobility, bringing next generation VTOL aircraft closer to certification and commercialization.  These innovations include real-time situational awareness and collision avoidance systems to identify and navigate in unsafe operating environments, as well as the designs, engineering and systems needed for redundant energy, propulsion, and effective vectored thrust for control.  The integration of autonomous technologies into eVTOL designs is a significant driver for market growth. Autonomy in aviation can increase safety by reducing human error, enhance efficiency through optimized route planning, and eventually reduce operational costs by potentially eliminating the need for pilots. The ongoing development of AI and machine learning, algorithms, sensors, and flight control systems paves the way for fully autonomous eVTOL services in the future.

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

Xeriant owns a 64% interest in its subsidiary, American Aviation Technologies, LLC (“AAT”), which owns a patented VTOL drone/aircraft concept called Halo. All intellectual property rights to Halo, including patents and applications for patents, were acquired on October 2, 2018. A Halo utility patent was filed on September 28, 2018, which was a continuation of U.S. Patent Application Serial No. 12/157,180, filed June 5, 2008, which claimed the benefit of and priority to U.S. Patent Application Serial No. 60/941,965, filed June 5, 2007, with both prior applications fully incorporated in their entireties and for all purposes. With respect to the first and subsequent utility patent application filings we have received the following U.S. Patents, namely, U.S. Patent No. 10,450,063 issued on October 22, 2019; U.S. Patent No. 10,814,974 issued on October 27,2020; and U.S. Patent No. 11,597,512 issued on March 7, 2023.

Xeriant has filed trademark applications with the U.S. Patent and Trademark office with for the following marks currently pending:  Xeriant name, “Innovation Soaring,” “Evolution in Flight,” “NEXBOARD™,” “BlueGreen,” and “DUREVER™.”

Market Opportunity

The Company focuses on disruptive and transformative technologies with broad applications across high value industries, identifying those with exceptional market opportunity, which can be the basis for potential acquisitions, strategic partnerships or licensing arrangements. Early-stage technology companies as well as established companies that have developed breakthrough, high-market-potential technologies, unique intellectual property, that are past the concept/seed capital stage or may be at an inflection point for growth, can be the basis for potential acquisitions, strategic partnerships, licensing arrangements, or initial public offerings.  Some companies may be already generating revenue while others have a clear path to revenue, while others have the potential for a combination or roll-up. In some cases, their technology originated and was developed out of an academic environment. As a strategic partner or acquiror, Xeriant can provide companies with access to capital, liquidity through an exchange of equity, new market opportunities and synergistic contacts, and university relationships for research and grants, while maintaining partners’ operational independence. The Company believes that entrepreneurial spirit, passion, and vision are critical to success, and that it can provide entrepreneurial teams with strategic guidance to execute their business plan, access to financial markets, and investor liquidity.

Advanced Materials

A few years ago, Xeriant recognized the rapidly growing green construction materials market, and began working to develop advanced materials as a critical area of technology to address the need for next generation building products.  The Company has developed a patent-pending composite construction panel, called NEXBOARD™, made from plastic and fiber waste, and a proprietary flame retardant to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.  Xeriant’s advanced materials line will be marketed under the DUREVER brand.  This innovation has generated strong interest from key players in the real estate development and construction industries as well as building materials retailers in the U.S.  These companies are looking to participate in the circular economy and for alternatives to the hazardous waste created from drywall, toxic chemicals used in some flame retardants, and wood because of deforestation and its degradation when exposed to fire or water.  The total addressable market for green construction materials, according to Fortune Business Insights, is projected to hit $1.2 trillion by 2032.  Xeriant’s composite and flame-retardant compositions have applications in a multitude of industries, including steel, transportation, furniture and cabinetry, so there will be ongoing opportunities for revenue growth.

Aerospace

In 2019, the Company identified Advanced Air Mobility (“AAM”) as a disruptive market segment with high growth potential. The AAM category refers to the next generation of aircraft designed to create more-convenient, eco-friendly on-demand flight, using new technologies including advanced materials and electric power. In our early stage, we developed and patented a prototype VTOL (vertical takeoff and landing) aircraft with unique capabilities, targeted for commercial drone applications.  Subsequently, in May 2021, Xeriant identified XTI Aircraft Company (“XTI”), which was developing a revolutionary VTOL aircraft with the convenience of a helicopter and the speed and range of a business jet.  The aircraft’s unique design elements along with the $1 billion in pre-orders and reservations, enticed Xeriant to establish a 50/50 joint venture with XTI and invest $5.5 million to complete the preliminary design review of the TriFan 600 VTOL aircraft. According to recent press releases, there are approximately 700 presales or reservations for the TriFan 600 representing approximately $7 billion in potential future revenue for XTI. Upon dissolution of the joint venture back in May 2023, Xeriant was entitled to receive a direct interest in XTI aircraft.  The Company is in litigation with XTI to enforce its rights and realize shareholder value from its investment.  Further descriptions of the legal proceedings are found throughout this report.

Xeriant continues to be dedicated to the successful development and commercialization of next-generation technologies with applications in the aerospace industry.  Advancements in science and engineering across a broad spectrum of disciplines are reshaping the future of air and space travel, enhancing capabilities, safety, efficiency and performance, while providing solutions to environmental concerns.  The innovations in advanced materials, AI, sensors, communications, and energy technology can have a positive impact on our daily lives.

These breakthroughs are also making possible revolutionary aircraft concepts, manufacturing processes and propulsion systems, creating new business opportunities throughout the transportation ecosystem.  Anticipated to become a reality in the near future, urban air mobility using electrically powered VTOL-capable aircraft or air taxis, is made possible through the convergence of numerous technological innovations.  The push for electrically powered flight, known as the "third wave of aeronautics," has produced a flurry of aerospace research activity, including a comprehensive reexamination of the aircraft development process aimed at design optimization.  Multidisciplinary design optimization in aircraft development requires the analysis and integration of all relevant technologies related to aerodynamics, structure, flight controls and propulsion systems.  The Company is continually striving to recognize technology trends at an early stage, discover new and disruptive innovations and identify synergistic opportunities.

Development Strategy

Xeriant is dedicated to the acquisition, development and commercialization of disruptive and transformative technologies, including eco-friendly advanced materials which can be successfully deployed and integrated across multiple industry sectors, and innovations related to the emerging aviation market called Advanced Air Mobility (“AAM”), which include next-generation aircraft. We seek to partner with and acquire strategic interests in visionary companies that accelerate this mission.

The Company is planning to commercialize a slate of green building products under the DUREVER™ brand.  After completing product development with a proven production system, initially planned through a contract manufacturing arrangement and then setting up its own manufacturing plant, Xeriant will seek licensing arrangements with major industry leaders, which would allow for more rapid access to the market with reduced capital requirements and financial risk. The Company’s flagship product is a multi-purpose, high-strength fire- and water-resistant composite panel made from a formulation of a proprietary flame retardant and a fiber-reinforced polymeric resin, called NEXBOARDTM, which will be sourced from recycled materials. Implementation of the Company’s business plan depends on certification of the final product and the availability of capital.

The Company is currently working with a contract manufacturer for near-term production and is also determining the requirements to buildout manufacturing facilities in the U.S. to meet the projected demand for its composite wallboards. Potential sites and much of the specialized manufacturing equipment has been identified and priced out.  A renowned global executive with decades of experience has expressed strong interest in taking the lead role to oversee the advanced materials division. The Company’s success will be dependent on the availability and cost of feedstock, including recycled materials and flame-retardant chemicals, as well as access to capital.

Xeriant maintains a strong interest in aerospace technologies, including AAM, and is currently exploring relationships with several aerospace companies that either have aircraft platforms or are working to solve issues related to lightweighting, hypersonics, additive manufacturing, miniaturization, AI, safety, autonomy, wireless connectivity, electric propulsion, batteries, hydrogen, navigation systems, computer processing, camera systems, stabilization equipment, imaging sensors and analytics software.  Xeriant is pursuing strategic alliances with companies that provide complementary aircraft platforms and technologies, and access to new markets.

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

Currently, there is no revenue being generated and we have significant operating losses that are expected to continue into the foreseeable future.  There is no assurance that we will be able to raise the capital that will be required to sustain operations and execute our business plan, which involves raising capital for acquisitions as well as developing and commercializing technologies.  We are especially focused on the green construction materials business, namely DUREVER™ building products, which includes a line of composite products primarily made from recycled thermoplastics, reinforcement materials and fire-retardant chemicals for use in walls, ceilings, flooring, framing, siding, roofing, molding and decking. The production of green building materials requires establishing manufacturing operations in the United States, whether through contract manufacturing or setting up our own facilities.  Should we be unable to raise sufficient capital required to set up manufacturing facilities to produce NEXBOARDTM products, we would lose the ability to deliver NEXBOARD to interested buyers and incur continued operating losses.

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

We will need to meet or otherwise resolve the obligations required by the Auctus Fund LLC Senior Secured Note and the Amendment to the Note.

The Company has Senior Secured Promissory Note with Auctus Fund LLC (“Auctus”), which became due and payable on March 15, 2023. On June 1, 2023, the SEC filed a complaint against Auctus claiming that the company was operating as an unlicensed broker-dealer and the loans could result in cancellation.

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

In an effort to resolve the Auctus obligation, on May 17, 2022, the Company entered into a Letter Agreement with XTI Aircraft Company (“XTI”) whereby Xeriant would receive compensation for introducing Inpixon, a Nasdaq-listed company, to XTI for a combination or any other transaction.  Should a combination or any other transaction occur, the compensation due to Xeriant would include XTI assuming Xeriant’s obligations under its Senior Secured Note with Auctus and Xeriant would receive a six percent (6%) fully diluted interest in XTI upon dissolution of its Joint Venture with Xeriant.  On July 25, 2023, Inpixon filed an 8-K announcing that they had signed an Agreement of Plan and Merger with XTI. On October 6, 2023, Inpixon filed an S4/A for the business combination with XTI.  On March 12, 2024, XTI merged with Inpixon, the Nasdaq-listed company introduced to XTI by Xeriant, arranged through Xeriant’s investment banker at that time, Maxim Group, LLC.

On June 1, 2023, the U.S. Securities and Exchange Commission (“SEC”) filed a complaint in the U.S, District Court in Massachusetts (Case no. 1:23-cv-11233) against Auctus Fund Management, LLC, and its principals, Louis Posner and Alfred Sollami, predicated on their alleged failure to duly register as securities dealers in compliance with SEC regulations.

The SEC complaint charges Auctus Management, Mr. Sollami, and Mr. Posner with breaches of Sections 15(a)(1) and 20(b) of the Securities Exchange Act of 1934. Pursuant to these charges, the SEC is actively seeking the imposition of permanent injunctions, disgorgement of any unauthorized proceeds coupled with the associated prejudgment interest, civil pecuniary sanctions, proscriptions related to penny stock dealings, and other forms of just and equitable relief. Additionally, the SEC complaint incorporates Auctus Fund as a relief defendant and thereby endeavors to secure disgorgement from Auctus Fund, of ill-gotten gains from the activities of Auctus Management, Mr. Sollami, and Mr. Posner.

Given that Auctus issued a Senior Secured Promissory Note to Xeriant on October 27, 2021, we believe the SEC's order to surrender and cancel any securities obtained by Auctus in connection with its convertible notes business between 2012 and 2021 (including convertible notes, warrants, and shares), may result in the extinguishment of the Xeriant Senior Secured Promissory Note although no assurance can be given that such result will occur.

Based primarily on the SEC case, on October 19, 2023, Xeriant filed a complaint in the United States Southern District of New York (Case no.1:23-cv-09200) against Auctus Fund LLC, to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims.  On February 9, 2024 the case was dismissed.  The Company filed a Notice of Civil Appeal on March 13, 2024, primarily based on public welfare because of the pending litigation between the SEC and Auctus.  On June 19, 2024, the Company filed an appeal in the United States Court of Appeals for the Second Circuit (Case no. 24-682-cv), which is still pending.  The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

The Company’s counsel believes that the Auctus obligation will be resolved in either the pending SEC or appellate cases, although there is no certainty of an outcome favorable to the Company.

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

We are dependent on developing effective eco-friendly flame retardants for use in the production of our DUREVER™ and NEXBOARD™ products.

A significant part of our projected operations is expected to come from the sale of DUREVER™ and NEXBOARD™ products primarily made from recycled materials that use our proprietary eco-friendly industrial flame retardants. We continue testing several different flame-retardant formulas to insure effective performance in the required fire tests for the construction industry and other applications.

Operations could be adversely affected by interruptions from suppliers of components that are beyond our control.

Our technology, product development and sales could be adversely affected by interruptions in the supply of necessary components which are sourced from a variety of domestic and international vendors, suppliers and distributors, especially chemicals. We are also dependent upon third parties to timely deliver supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of these items, including electronic components, raw materials and chemicals could adversely affect the availability, quality and cost of items we sell. If such shortages result in increased cost of our supplies, we may not be able to pass along all of such increased costs to our customers. Such shortages or disruptions could be caused by transportation issues, inclement weather, natural disasters, increased demand, problems in production or distribution, restrictions on imports or exports, the inability of vendors to obtain credit, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, the price of gasoline, other factors relating to the suppliers and distributors and the countries in which they are located, safety regulations, warnings or advisories or the prospect of such pronouncements, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms, or other conditions beyond our control. A shortage or interruption in the availability of certain electronic components, like servos and switchboards for industrial manufacturing equipment, chemicals, raw materials or supplies could increase costs and limit the availability of products critical to our operations, which in turn could lead to a significant reduction in our revenue.

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

Our business, results of operations and financial condition may be adversely impacted by pandemics or other significant public health conditions.

The COVID-19 pandemic negatively affected the U.S. and global economy over the past few years, resulting in significant travel restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of supply chains and the financial markets. The extent to which our operations may be impacted by the other public health conditions cannot be accurately predicted, including actions by government authorities to contain an outbreak or treat its impact. We may experience materially adverse impacts on our business due to a number of potential economic conditions. The impact of significant public health conditions may also exacerbate other risks discussed in these risk factors, any of which could have a material effect on us.

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

Many of the regulations involving Advanced Air Mobility (AAM), including VTOL (Vertical Takeoff and Landing) aircraft and Unmanned Aerial Vehicles (UAV) are still being established and may affect our investment in XTI Aircraft Company.

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

From time to time in the normal course of our business operations, we may become subject to litigation that may result in a liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

Our insurance coverage may be inadequate to cover all significant risk exposures.

While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations. We do not have any business interruption insurance. Any business disruption could result in substantial costs and diversion from executing our business plan.

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

Our success will depend to some extent upon our proprietary patented technology. The legal protections available to us can afford only limited protection, and these means of protecting our intellectual property may be inadequate. We rely, and will continue to rely, on patents, trademarks, trade secrets and copyright laws, confidentiality agreements, employment agreements, work for hire agreements, and technical measures to protect its intellectual property. We cannot ensure that the steps taken by it will prevent misappropriation of its technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, copyright and trade secret protection may not be available in every jurisdiction in which our products and services are made available online. Our intellectual property may be subject to even greater risk in foreign jurisdictions, as the laws of many countries do not protect intellectual property to the same extent as the laws of the United States. As part of its confidentiality procedures, we generally will enter into agreements with our employees and consultants and limit access to our trade secrets and technology. We cannot assure or assume, however, that former employees will not seek to start or enhance other competing products or services to our detriment, our business, results of operations and financial condition. Nevertheless, management believes that the technical and creative skills of its personnel, continued development of its proprietary systems and technology, as well as brand name recognition and development are more essential in establishing and maintaining a competitive market position.

Despite efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult and requires constant attention. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we are able to ascertain any such infringement. In addition, competitors may design around our proprietary technology or develop competing technologies.

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

If our products, methods, processes, and other technologies are found to infringe the rights of other parties, we could be required to pay damages or may be required to cease using the technology or to license rights from the prevailing party. Any prevailing party may be unwilling to offer us a license on commercially acceptable terms.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for companies with smaller public floats in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell our common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

•	the timing, results and capacity of our manufacturing operations;
•	the success of existing or new competitive products or technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	establishment or termination of collaboration of our joint ventures or development programs;
•	failure of discontinuation of any of our development programs;
•	the success of our competitors new products entering the marketplace;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or development programs;
•	the results of our efforts to discover, develop, acquire or license additional products;
•	actual or anticipated changes in estimates as to financial results or production and development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock; and
•	general economic, industry and market conditions.

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

Concerns over medical epidemics, energy costs, geopolitical issues such as the issues in the Ukraine and the Middle East, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns such as public health conditions, volatile business environments and continued unstable or unpredictable economic, market, and geopolitical conditions, such as the current situation in the Ukraine. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

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

There were 705,895 shares of our Series A Preferred Stock outstanding as of June 30, 2024. Each preferred share is convertible into 1,000 common shares. Once converted, these shares are eligible for resale under Rule 144. The sale, or availability for sale, of the foregoing shares could adversely affect the market price of our common stock or impair our ability to raise capital through future sales of our common stock.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Risk Management and Security

The Company’s Cybersecurity Policy outlines our guidelines and provisions for preserving the security of our data and technology infrastructure.  The more the Company relies on technology to collect, store and manage information, the more vulnerable to severe security breaches the Company becomes. Human errors, hacker attacks and system malfunctions could cause significant financial damage and may jeopardize the Company’s reputation.  For this reason, the Company has implemented extensive security measures, has prepared instructions in order to mitigate security risks, and has outlined both provisions in this policy.

Governance

Our Board of Directors oversees our risk management, including our information and cybersecurity policies and risk assessments. Our management reports to our Board of Directors on information security as necessary, regarding any significant cybersecurity incidents.

Item 2. Properties

The Company’s headquarters consists of 2,911 square feet of leased office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Blvd., Suite 309 Boca Raton, FL 33431.  The lease term ends during the Company’s fourth fiscal quarter in 2024.

Item 3. Legal Proceedings

On September 1, 2021, Xeriant brought a cause of action in the Southern District of Florida against a former shareholder for claims, including but not limited to, breach of contract, misrepresentation, and asserting claims to recoup monetary and in-kind distributions made to the shareholder by the Company. The defendant submitted an affirmative defense and counterclaim on October 29, 2021, which was subsequently dismissed.

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, and alleging fraudulent acts, breach of contract and misappropriation of intellectual property. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.  On February 29, 2024, the Company filed a Second Amended Complaint against XTI, along with other unnamed defendants, on February 29, 2024, and on March 13, 2024, XTI filed a partial Motion to Dismiss.  On April 10, 2024, the Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss the Company’s Second Amended Complaint and is waiting for the court to rule on the matter.

On October 19, 2023, Xeriant filed a complaint in the United States Southern District of New York (Case no.1:23-cv-09200) against Auctus Fund LLC, to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims.  On February 9, 2024, the case was dismissed.  The Company filed a Notice of Civil Appeal on March 13, 2024, primarily based on public welfare because of the pending litigation between the SEC and Auctus Fund Management, LLC, which complaint was filed on June 1, 2023.  On June 19, 2024, the Company filed an appeal in the United States Court of Appeals for the Second Circuit (Case no. 24-682-cv), which is still pending.  The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

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

Period	High Bid	Low Bid
July 1, 2023, through September 30, 2023	$0.052	$0.020
October 1, 2023, through December 31, 2023	$0.038	$0.017
January 1, 2024, through March 31, 2024	$0.022	$0.014
April 1, 2024, through June 30, 2024	$0.040	$0.017

Period	High Bid	Low Bid
July 1, 2022, through September 30, 2022	$0.089	$0.031
October 1, 2022, through December 31, 2022	$0.053	$0.024
January 1, 2023, through March 31, 2023	$0.054	$0.021
April 1, 2023, through June 30, 2023	$0.031	$0.017

Our Transfer Agent

The company recently changed stock transfer agents from Olde Monmouth Stock Transfer Company to ClearTrust, LLC, with offices at 16540 Pointe Village Dr, Suite 210 Lutz, Florida 33558 for shareholder and issuer services related to our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of June 30, 2024, there were 202 holders of record of our common stock.

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

Item 6. Reserved.

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

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the fiscal years ended June 30, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

Executive Summary

Xeriant, is dedicated to the discovery, development and commercialization of advanced materials and technology related to next generation air and spacecraft, which can be successfully integrated and commercialized for deployment across multiple industrial sectors. The Company seeks to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant’s advanced materials line will be marketed under the DUREVER™ brand, and includes NEXBOARD™, an eco-friendly, patent-pending composite building panel made from plastic and cellulose waste and a proprietary flame retardant, primarily designed to be a replacement for traditional building materials such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

Joint Venture with XTI Aircraft

On May 31, 2021, the Company entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”), a Delaware corporation, to form a joint venture with XTI (the “XTI JV”), named Eco-Aero, LLC, with the purpose of completing the preliminary design review (“PDR”) of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, eVTOL fixed wing aircraft. Under the Agreement, Xeriant would contribute capital, technology, and strategic business relationships, and XTI contributed intellectual property licensing rights and know-how. XTI and the Company each owned 50 percent of the XTI JV and would be managed by a management committee consisting of five members, three appointed by Xeriant and two by XTI.  The Company invested approximately $5.5 million into the joint venture after borrowing the funds from Auctus Fund LLC (“Auctus”) through a Senior Secured Promissory Note, through an introduction from Maxim Group, LLC, the Company’s investment banker at the time. The borrowed funds from Auctus were intended to be a bridge loan that would be resolved through an IPO (Initial Public Offering) and uplist to Nasdaq in a merger with XTI, which did not occur because XTI refused to move forward with the merger. The PDR was completed during the first quarter of 2022 according to XTI.

On May 17, 2022, after failed merger negotiations, the Company entered into a confidential Letter Agreement with XTI whereby Xeriant would receive compensation for introducing Inpixon, a Nasdaq-listed company, to XTI for a combination or any other transaction.  Should a combination or any other transaction occur, the compensation due to Xeriant would include a six percent (6%) fully diluted interest in XTI upon dissolution of its Joint Venture with Xeriant, and XTI would assume Xeriant’s obligations under its Senior Secured Note with Auctus.

The material terms of the May 17, 2022 Letter Agreement with XTI are briefly delineated as follows:

•

Xeriant would be entitled to compensation for its role in introducing XTI to a Nasdaq-listed company, contingent upon the occurrence of a combination or any other transaction between XTI and the Nasdaq company, which has since been identified as Inpixon.

•

Should a combination or any other transaction occur, XTI would assume the financial obligations related to the Senior Secured Promissory Note with Auctus Fund, LLC, including the $6.05 million principal balance of the note and warrant obligations. Additionally, Xeriant was to be granted a fully diluted equity interest amounting to 6% in XTI, issued immediately prior to any prospective combination with Inpixon.

On June 5, 2023, after suspecting that the obligations under the Letter Agreement were possibly being evaded, the Company transmitted a formal demand letter to XTI requesting compliance with the provisions outlined in the Letter Agreement, and in accordance with section 8 of the JV Agreement with XTI.

On July 25, 2023, Inpixon filed an 8-K announcing that they had signed an Agreement of Plan and Merger with XTI.  Despite the Company’s pivotal role in facilitating this merger, as memorialized in a formal agreement, XTI repeatedly publicly disclaimed any obligation to compensate Xeriant.

On December 6, 2023, the Company initiated legal proceedings against XTI in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, and alleging fraudulent acts, deceptive maneuvers and intentional breaches, seeking a range of remedies.  These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions.  The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.

On February 29, 2024, the Company filed a Second Amended Complaint against XTI, along with other unnamed defendants, on February 29, 2024, and on March 13, 2024, XTI filed a partial Motion to Dismiss.

On March 12, 2024, XTI merged with Inpixon, a Nasdaq-listed company.

On April 10, 2024, the Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss the Company’s Second Amended Complaint and is waiting for the court to rule on the matter.

The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

Joint Venture with Movychem

Effective April 2, 2022, the Company entered into a Joint Venture with Movychem s.r.o., a Slovakian limited liability company (“Movychem”), called Ebenberg, LLC, setting forth the terms for the establishment of a joint venture to develop and exploit certain Movychem intellectual property that would be exploited by the joint venture. The JV was organized as a Florida limited liability company and was owned 50% by each of the Company and Movychem.  Essentially, the Company would contribute certain funding for its capital contribution and Movychem would provide an exclusive license and assignment of its intellectual property.

The Company analyzed the transaction under ASC 810, Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The Joint Venture qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from both parties. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests were 50/50 and the agreement provides for a Management Committee of five members. Two of the five members are from Xeriant and Movychem, respectively and one is appointed by mutual agreement of the parties. Movychem is transferring to the Joint Venture all of its interest to certain know-how and intellectual property, and the Company is contributing cash. As such, both parties do not have substantial capital at risk. Based on these two factors, the conclusion is that no one is the primary beneficiary of the VIE. Accordingly, Xeriant has not consolidated the VIE.

After funding the JV during the remainder of 2022, the Company notified Movychem that in its determination it had not performed its obligations under the Joint Venture Agreement and discontinued payments until there was a resolution, which was followed by Movychem formally requested dissolution of the JV, which the parties agreed to and was effective June 30, 2023.

As of June 30, 2023, the Company had paid $312,919 to the Joint Venture.

Stock Sales

During the year ended June 30, 2024, the Company received $0 by selling shares of common stock.

Convertible Notes Issued

During the year ended June 30, 2024, the Company received $2,030,000 from the issuance of convertible debt.

Litigation

On October 19, 2023, Xeriant filed a complaint in the United States Southern District of New York (Case no.1:23-cv-09200) against Auctus Fund LLC, to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims.  On February 9, 2024, the case was dismissed.  The Company filed a Notice of Civil Appeal on March 13, 2024, primarily based on public welfare because of the pending litigation between the SEC and Auctus Fund Management, LLC, which complaint was filed on June 1, 2023.  On June 19, 2024, the Company filed an appeal in the United States Court of Appeals for the Second Circuit (Case no. 24-682-cv), which is still pending.  The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, and alleging fraudulent acts, breach of contract and misappropriation of intellectual property. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.  On February 29, 2024, the Company filed a Second Amended Complaint against XTI, along with other unnamed defendants, on February 29, 2024, and on March 13, 2024, XTI filed a partial Motion to Dismiss.  On April 10, 2024, the Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss the Company’s Second Amended Complaint and is waiting for the court to rule on the matter.

There is no pending litigation against the Company and to our knowledge no litigation is contemplated or threatened. To our knowledge, none of our directors, officers, 5% shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on our business, financial condition, or operating results.

Fiscal Year 2024 Results of Operations Compared with Fiscal Year 2023

	For the years ended
	June 30, 2024	June 30, 2023	$

Operating expenses:
Consulting and advisory fees	$731,128	$1,147,398	$(416,270)
Related party consulting fees	388,000	353,000	35,000
General and administrative expenses	282,249	280,216	2,033
Professional fees	308,109	271,021	37,088
Research and development expense	196,422	-	196,422
Total operating expenses	1,905,908	2,051,635	(145,727)
Operating loss	(1,905,908)	(2,051,635)	145,727

Other expenses:
Amortization of debt discount	(19,189)	(461,842)	442,653
Interest expense	(1,183,885)	(10,566)	(1,173,319)
Decrease (increase) in fair value of convertible bridge loans	(2,448)	(57,368)	54,920
Loss on impairment of investment	-	(156,460)	156,460
Loss from Ebenberg JV	-	(98,781)	98,781
Gain on extinguishment of debt	28,627	-	28,627
Loss on extinguishment of debt	(20,298)	(4,259,987)	4,239,689
Total other (expense)	(1,197,197)	(5,045,004)	3,847,811
Net loss	$(3,103,101)	$(7,096,639)	$3,993,538

Consulting and advisory fees

Total consulting and advisory expenses were $731,128 and $1,147,398 for the years ended June 30, 2024 and 2023, respectively. In the prior period, there were increased expenses due to stock issuances for services.

Related Party Consulting Fees

Total related party consulting fees were $388,000 and $353,000 for the years ended June 30, 2024 and 2023, respectively. The related party consulting fees for the year ended June 30, 2024, consisted of (i) $207,500 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $67,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, (iii) $78,500 to Edward DeFeudis, Director, and (iv) $35,000 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The related party consulting fees for the year ended June 30, 2023, consisted of (i) $170,000 to Ancient Investments, LLC, (ii) $56,000 for AMP Web Services, LLC, (iii) $102,000 to Edward DeFeudis, and (iv) $25,000 for Keystone Business Development Partners, LLC.

General and administrative expenses

Total general and administrative expenses were $282,249 and $280,216 for the years ended June 30, 2024 and 2023, respectively. The increase was primarily related to increased travel expenses.

Professional Fees

Total professional fees were $308,109 and $271,021 for the years ended June 30, 2024 and 2023, respectively. The current period increased amount was due primarily to increased audit fees.

Research and Development Expenses

Total research and development expenses were $196,422 and $0 for the years ended June 30, 2024, and 2023, respectively. The research and development expenses in the fiscal year ended June 30, 2024, were in connection with our NEXBOARD™ development operations through BlueGreen Composites, LLC, a consolidated disregarded entity of the Company.

Other (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes, change in fair value of the convertible bridge loans, loss on impairment of investment, loss from Ebenberg JV and loss on extinguishment of debt. Total other expenses were $1,197,197 for the year ended June 30, 2024, compared to $5,045,004 for the year ended June 30, 2023. The decrease was primarily due to recording the loss on extinguishment of debt for the year ended June 30, 2023, in the amount of $4,259,987.

Net loss

Total net loss was $3,103,101 for the year ended June 30, 2024, compared to $7,096,639 for the year ended June 30, 2023. The decrease was primarily related to loss on extinguishment of debt of $4,259,987 for the year ended June 30, 2023.  The difference was partially offset by an increase in interest expense of $1,183,885 for the current period.

Liquidity and Capital Resources

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. On June 30, 2024 and 2023, the Company had $653,117 and $61,625 in cash, respectfully, and $8,661,248 and $6,684,867 in negative working capital, respectively. On June 30, 2024, the principal balance of the Auctus Senior Secured Promissory Note was $5,850,000 including accrued liability of $50,000. The Note matured on March 15, 2023, and the Company has been in discussions with Auctus to resolve the liability. For the years ended June 30, 2024 and 2023, the Company had a net loss of $3,103,101 and $7,096,639, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.  The Company has been funded primarily through the issuance of convertible debt.

During the fiscal year ended June 30, 2024, our operating activities used $1,430,345 of net cash used compared to using $1,174,190 of net cash used in our operating activities during the fiscal year ended June 30, 2023. This difference primarily related to an increase in stock-based compensation and an increase in the change in accounts payable.  During the fiscal year ended June 30, 2024, our investing activities used $8,163 of net cash compared to using $200,130 of net cash used in our investing activities during the fiscal year ended June 30, 2023. The primary reason for the difference is the $197,563 in the prior period related to Investment in Movychem JV.  During the fiscal year ended June 30, 2024, our financing activities added $2,030,000 of net cash compared to adding $370,000 of net cash in our financing activities during the fiscal year ended June 30, 2023. This difference related to a substantial increase in the issuance of convertible notes in the current fiscal year.  The Company continues to raise capital through the issuance of convertible notes and has received commitments from key investors that additional funds are available upon request.  The Company maintains a fiscal policy to limit the issuance of convertible notes to our current and projected funding needs.  The Company is confident that funding through this process will be adequate to cover required operating and development expenditures until cash flow from operations is sufficient.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 2, Summary of Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the years ended June 30, 2024 and 2023 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

JUNE 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xeriant, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xeriant, Inc. (the Company) as of June 30, 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended June 30, 2024, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Convertible Debentures

As described in Note 2 to the Company’s consolidated financial statements, the Company adheres to ASU 2020-06 which simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. When the Company issues debt that contains a warrant feature, the Company estimates and records the fair value using the Black-Scholes valuation model.  Also, as discussed in Note 12 to the Company’s consolidated financial statements, the Company evaluates warrants issued through debt under ASC 815, Derivatives and Hedging, to determine if they require liability classification.

We identified the Company’s application of the accounting for convertible notes and warrant features as a critical audit matter.  The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

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

We have served as the Company’s auditor since 2024.

Tampa, Florida

October 8, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Xeriant, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xeriant, Inc. (the Company) as of June 30, 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended June 30, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Derivatives

As described in Note 2 to the Company’s consolidated financial statements, prior to the adoption of ASU 2020-06, when the Company issues debt that contains a conversion feature that provided for a rate of conversion that is below market value at issuance, this feature was characterized as a beneficial conversion feature and recorded as a debt discount pursuant to ASC 470-20, Debt with Conversion and Other Options. When the Company issues debt that contains a warrant feature, the Company estimates and records the fair value using the Black-Scholes valuation model.  Also, as discussed in Note 12 to the Company’s consolidated financial statements, the Company evaluates warrants issued through debt under ASC 815, Derivatives and Hedging, to determine if they require liability classification.

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

Tampa, Florida

October 15, 2023

PCAOB ID# 3289

XERIANT, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2024	June 30, 2023

Assets
Current assets
Cash	$653,117	$61,625
Prepaids	2,931	4,529
Note receivable	8,163	-
Total current assets	664,211	66,154

Deposits	12,546	12,546
Property & equipment, net	3,995	5,507
Operating lease right-of-use asset, net	32,253	82,911
Total assets	$713,005	$167,118

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$1,211,533	$402,568
Accrued liabilities, related party	20,000	20,000
Shares to be issued	75,200	75,200
Convertible notes payable, net of discount - in default	5,850,000	5,850,000
Convertible notes payable, net of discount	2,132,529	100,000
Convertible bridge loans, at fair value	-	247,254
Lease liability, current	36,197	55,999
Total current liabilities	9,325,459	6,751,021

Lease liability, long-term	-	36,197
Total liabilities	9,325,459	6,787,218

Commitments and contingencies (Note 11)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 705,895 and 757,395 shares issued and outstanding at June 30, 2024 and 2023, respectively	7	8
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 524,853,304 and 389,433,144 shares issued and outstanding at June 30, 2024 and 2023, respectively	5,248	3,894
Common stock to be issued	51,950	51,950
Additional paid in capital	20,899,187	19,789,793
Accumulated deficit	(26,708,915)	(23,638,461)
Total stockholders' deficit	(5,752,513)	(3,792,806)
Non-controlling interest	(2,859,941)	(2,827,294)
Total stockholders' deficit	(8,612,454)	(6,620,100)
Total liabilities and stockholders' deficit	$713,005	$167,118

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30,
	2024	2023
Operating expenses:
Consulting and advisory fees	$731,128	$1,147,398
Related party consulting fees	388,000	353,000
General and administrative expenses	282,249	280,216
Professional fees	308,109	271,021
Research and development expense	196,422	-
Total operating expenses	1,905,908	2,051,635

Loss from operations	(1,905,908)	(2,051,635)

Other expenses:
Amortization of debt discount	(19,189)	(461,842)
Interest expense	(1,183,885)	(10,566)
Change in fair value of convertible bridge loans	(2,448)	(57,368)
Loss on impairment of investment	-	(156,460)
Loss from Ebenberg JV	-	(98,781)
Loss on extinguishment of debt	(20,298)	(4,259,987)
Gain on extinguishment of debt	28,627	-
Total other expense	(1,197,197)	(5,045,004)

Net loss	(3,103,101)	(7,096,639)

Less net loss attributable to noncontrolling interest	(32,647)	(29,683)

Net loss attributable to common stockholders	$(3,070,454)	$(7,066,956)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	443,262,234	339,759,839

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Common stock to be	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Interest	Total
Balance June 30, 2022	781,132	$8	1,000,000	$10	365,239,001	$3,652	$16,351,791	$51,950	$(16,571,505)	$(2,797,611)	$(2,961,705)

Stock issued for services	-	-	-	-	457,143	5	47,995	-	-	-	48,000

Conversion of Series A Preferred to Common Stock	(23,737)	-	-	-	23,737,000	237	(237)	-		-	-

Warrants associated with convertible debt	-	-	-	-	-	-	2,688,128	-	-	-	2,688,128

Stock option compensation	-	-	-	-	-	-	702,116	-	-	-	702,116

Net Loss	-	-	-	-	-	-	-	-	(7,066,956)	(29,683)	(7,096,639)

Balance June 30, 2023	757,395	8	1,000,000	10	389,433,144	3,894	19,789,793	51,950	(23,638,461)	(2,827,294)	(6,620,100)

Stock issued for services	-	-	-	-	17,001,960	170	374,736	-	-	-	374,906

Conversion of Series A Preferred to Common Stock	(51,500)	(1)	-	-	51,500,000	515	(515)	-		-	(1)

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	66,918,200	669	668,513	-		-	669,182

Warrants associated with convertible debt	-	-	-	-	-	-	66,660	-	-	-	66,660

Net Loss	-	-	-	-	-	-	-	-	(3,070,454)	(32,647)	(3,103,101)

Balance June 30, 2024	705,895	$7	1,000,000	$10	524,853,304	$5,248	$20,899,187	$51,950	$(26,708,915)	$(2,859,941)	$(8,612,454)

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30,
	2024	2023

Cash Flows from Operating Activities
Net Loss	$(3,103,101)	$(7,096,639)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	1,512	1,469
Stock option expense	-	702,116
Stock issued for services	374,906	48,000
Change in fair value of convertible bridge loans	2,448	57,368
Gain on extinguishment of debt	(28,627)	-
Loss on extinguishment of debt	20,298	4,259,987
Loss from Ebenberg JV	-	98,781
Loss on impairment of investment	-	156,460
Amortization of debt discount	19,189	461,842
Amortization of right of use asset	50,658	45,431
Changes in operating assets and liabilities:
Prepaids	1,598	(3,763)
Accounts payable and accrued liabilities	1,286,773	145,722
Accrued liability, related party	-	(2,000)
Lease liabilities	(55,999)	(48,964)
Net cash from operating activities	(1,430,345)	(1,174,190)

Cash Flows from Investing Activities
Cash issued for notes receivable	(139,947)	-
Cash repayments for notes receivable	131,784	-
Investment in JV Movychem	-	(197,563)
Purchase of property and equipment	-	(2,567)
Net cash from financing activities	(8,163)	(200,130)

Cash Flows from Financing Activities

Proceeds from convertible bridge loans	2,030,000	370,000
Net cash from financing activities	2,030,000	370,000

Net change in cash	591,492	(1,004,320)

Cash at beginning of period	61,625	1,065,945

Cash at end of period	$653,117	$61,625

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$669,182	$-
Warrants issued with convertible notes payable	$66,660	$2,688,128

The accompanying notes are an integral part of these consolidated financial statements.

 XERIANT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Overview

Xeriant, Inc. (the “Company”) is dedicated to the discovery, development and commercialization of advanced materials and technology related to next generation air and spacecraft, which can be successfully integrated and commercialized for deployment across multiple industrial sectors. The Company seeks to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant’s advanced materials line will be marketed under the DUREVER™ brand, and includes NEXBOARD™, an eco-friendly, patent-pending composite building panel made from plastic and cellulose waste and a proprietary flame retardant, primarily designed to be a replacement for traditional building materials such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

Operating History

The Company is a development-stage enterprise with a limited operating history with no sales, and operating losses since its inception.  The Company had two joint ventures, one in the area of aerospace that was effective May 31, 2021, and terminated on May 31, 2023, the other involving advanced materials that was effective April 2, 2022, and terminated June 30, 2023.

Advanced Materials

A primary focus of the Company is the development and commercialization of eco-friendly advanced materials which have applications across a broad range of industries and the potential to generate significant near-term revenue. The Company’s strategy encompasses licensing arrangements, joint ventures, or combinations which could allow for more rapid access to the market with reduced capital requirements and financial risk. Some partner companies may provide production and distribution infrastructure, which could streamline testing and certification as well as add brand recognition. Once the Company establishes sufficient production capabilities, the advanced materials may be sold as standalone products, enhancements to existing products, or used in the development of proprietary products under new trademarked brands owned by the Company. The Company is exploring manufacturing and branding opportunities for specific products derived from advanced materials acquired or developed, which would involve setting up production facilities, equipment, systems and supply chains.

Effective April 2, 2022, the Company entered into a Joint Venture Agreement with Movychem s.r.o., a Slovakian company, to exploit Movychem’s intellectual property related to advanced materials. The joint venture was owned 50% by Xeriant and 50% by Movychem, and was terminated effective June 30, 2023.

Throughout the second half of 2023, Xeriant began developing its own advanced materials, including proprietary flame-retardant technology for polymers contained in recycled materials.  The Company also began testing a number of production processes to manufacture its eco-friendly, patent pending, composite construction panel called NEXBOARD™ that can be competitive in the market and produced at industrial scale. Xeriant intends to initially manufacture these wallboards through a contract manufacturer to meet current existing demand indicated by several homebuilders and developers.  NEXBOARD will be available in varying thicknesses and sizes, including standard 48” x 96” sheets.

On August 12, 2022, the Company filed a trademark application with the U.S. Patent and Trademark Office for “NEXBOARD,” with respect to construction panels, namely, composite sheets and panels composed primarily of plastic, reinforcement materials and fire-retardant chemicals for use in walls, ceilings, flooring, framing, siding, roofing and decking. The trademark filing was intentionally broad and based upon demand for a general all-purpose construction panel made from a mixture of fire-retardant and recycled materials. Xeriant has also filed a trademark application for “DUREVER™.”

On March 31, 2023, the Company filed a provisional patent application titled “Multilayered Fire-Resistant Polymer Composite and Method for Producing Same,” for a method of producing a unique fire-resistant thermoplastic and fiber composite material which may be formed or shaped into various construction products of different thicknesses and dimensions. This green material will be composed primarily of recycled plastic, cellulose and ecofriendly fire-retardant chemicals, including but not limited to use in walls, ceilings, flooring, framing, siding, roofing, molding, and decking, used in construction. On April 1, 2024, the Company filed a non-provisional U.S. patent application claiming priority to the filing date of the 2023 related provisional patent application described herein.  Subject to available capital, the Company is planning to build manufacturing facilities in the United States for the production of NEXBOARD™ in order to meet market demand, or alternatively license the technology and process. The Company has identified companies for near-term contract manufacturing, has potential locations identified for a pilot plant and larger manufacturing facilities, received bids for specialized manufacturing equipment, developed timetables related to the action plan, and selected a managing director with decades of experience who would like to oversee the startup of production, expansion and operations.

Aerospace

The Company seeks to develop or acquire and commercialize disruptive, high-growth-potential technologies in aerospace, including next-generation air and spacecraft, that have potential applications in other industries.  The areas of focus that are reshaping the future of aerospace include advanced materials, advanced air mobility, unmanned aerial systems, AI, hypersonics, communications, cybersecurity, satellites, and renewable energy technology.  The Company’s initial concentration was on the emerging aviation market called advanced air mobility (AAM), the transition to more efficient, eco-friendly, automated and convenient flight operations, enabled by the convergence of technological advancements in design and engineering, composite materials, propulsion systems, battery energy density and manufacturing processes. Next-generation aircraft being developed for this market offer low-cost, on-demand flight for passengers and cargo, utilizing lower altitude airspace and bypassing the traditional hub-and-spoke airport network with vertical takeoff and landing (VTOL) capabilities. Many of these lightweight aircraft are electrically powered through either hybrid or pure battery systems, which allows for quieter, low emission flights over urban areas, however with limited speed and range. Hydrogen powered aircraft have already been prototyped and are expected to become more prevalent over the next decade.  The development of solid-state hydrogen technology may address the safety, large-area storage requirement limitations for gaseous-state hydrogen.  The Company plans to partner with and acquire strategic interests in visionary companies that accelerate our mission of commercializing critical breakthrough aerospace technologies which enhance sustainability, performance, and safety.

Effective May 31, 2021, the Company entered into a 50/50 Joint Venture Agreement with XTI Aircraft Company (“XTI”), for the purpose of completing the preliminary design review (“PDR”) of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric vertical takeoff and landing (VTOL) fixed-wing aircraft.  The aircraft’s unique design elements along with the $1 billion in pre-orders and reservations, enticed Xeriant to invest $5.5 million to complete the PDR, which was accomplished in the first quarter of 2022 according to XTI.  The TriFan 600 was purported to become the fastest, longest-range VTOL aircraft in the world and the first commercial fixed-wing VTOL airplane. According to recent public disclosures by XTI, pre-orders and reservations of the TriFan 600 total approximately $7 billion.

On May 17, 2022, Xeriant signed a Letter Agreement with XTI related to the introduction of XTI to Inpixon, a Nasdaq-listed company. Under this Letter Agreement, if there was a combination or other transaction between XTI and Inpixon, Xeriant would receive compensation of 6 percent of XTI fully diluted pre-merger shares, and XTI would assume the obligations of Xeriant’s Senior Secured Note with Auctus Fund, LLC.  On July 25, 2023, Inpixon filed an 8-K, announcing their intention to merge with XTI having executed an Agreement of Plan and Merger with XTI. The filing also showed that XTI had engaged in a transaction with Inpixon on March 10, 2023, receiving $300,000 in funding, which was a compensation triggering event. Inpixon subsequently filed an S-4/A registration statement on October 6, 2023.

On December 6, 2023, the Company initiated legal proceedings against XTI in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, and alleging fraudulent acts, breach of contract and misappropriation of intellectual property. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1. Litigation is still pending.

In the area of aerospace, management believes that Xeriant can grow expeditiously by acquiring technology and assets primarily through acquisitions, joint ventures, strategic investments, and licensing arrangements. As a publicly traded company, the Company offers partner companies such benefits as improved access to capital, higher valuations and lower risk through the shared ownership of a diversified portfolio, while allowing these entities to maintain independence in their distinct operations to focus on their fields of expertise. Cost savings and efficiencies may be realized from sharing non-operational functions such as finance, legal, tax, sales & marketing, human resources, purchasing power, as well as investor and public relations.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $26,708,915 as of June 30, 2024. During the year ended June 30, 2024, the Company’s net loss was $3,103,101 and at June 30, 2024, the Company had a working capital deficit of $8,661,248. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in approximately three months from October 8, 2024. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenue the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period

Fair Value Measurements and Fair Value of Financial Instruments

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

The estimated fair value of certain financial instruments, including all current liabilities. are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

The inputs to the valuation methodology of stock options and warrants were under level 3 fair value measurements.

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash, accounts payable and accrued liabilities as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. During the year ended June 30, 2024, there was no impairment. During the year ended June 30, 2023, the Company fully impaired its investment in JV with Ebenberg LLC in the amount of $156,460.

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

Stock-based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. During the years ended June 30, 2024 and 2023, the Company recognized $0 and $702,116, respectively.

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

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented in operating expenses on the consolidated statements of operations.

Finance leases are recorded as a finance lease liability and property and equipment asset, based on the present value of lease payments. The asset is depreciated, and the liability is amortized with interest expense incurred over the life of the lease.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $196,422 and $0 for the years ended June 30, 2024 and 2023, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $4,854 and $23,348 for the years ended June 30, 2024, and 2023, respectively, and are included within general and administrative expenses on the consolidated statements of operations.

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

	Years ended June 30,
	2024	2023
Warrants	118,968,828	104,802,161
Stock options	21,250,000	21,250,000
Convertible notes payable	882,527,009	62,283,909
Preferred stock	705,895,000	757,395,000
Total	1,728,640,837	945,731,070

Recent Accounting Pronouncements

All other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – JOINT VENTURE

Joint Venture with XTI Aircraft

Effective May 31, 2021, Xeriant entered into a Joint Venture Agreement (the “Agreement”) with XTI Aircraft Company (“XTI”), a Delaware corporation, to form a joint venture with XTI (the “XTI JV”), named Eco-Aero, LLC, with the purpose of completing the preliminary design review (“PDR”) of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric, eVTOL fixed wing aircraft. Under the Agreement, Xeriant contributed capital, technology, and strategic business relationships, and XTI contributed intellectual property licensing rights and know-how. XTI and the Company each own 50 percent of the XTI JV, and it is managed by a management committee consisting of five members, three appointed by Xeriant and two by XTI. The Company invested approximately $5.5 million into the joint venture after borrowing the funds from Auctus Fund LLC (“Auctus”) through a Senior Secured Promissory Note, through an introduction from Maxim Group, LLC, the Company’s investment banker at the time. The borrowed funds from Auctus were intended to be a bridge loan that would be resolved through an IPO (Initial Public Offering) and uplist to Nasdaq in a merger with XTI, which did not occur because XTI refused to move forward with the merger. The PDR was completed during the first quarter of 2022 according to XTI, which was the purpose of the joint venture. On May 31, 2023, the joint venture was terminated according to an Acceleration Event, which was 24 months from the start of the joint venture.

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

The Company believes that the completed designs of the TriFan 600, a product of the Company’s significant investment, were integral to XTI’s merger with Inpixon. Despite the Company’s pivotal role in facilitating this merger, as memorialized in a formal agreement, XTI has publicly disclaimed any obligation to compensate the Company. In response to XTI’s alleged fraudulent conduct, deceptive maneuvers and intentional breaches, the Company is seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions.  The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the Complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1. Litigation is still pending.

The Company analyzed the transaction under ASC 810, Consolidation, to determine if the joint venture classifies as a Variable Interest Entity (“VIE”). The JV qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from Xeriant. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests were 50/50. However, the agreement provides for a Management Committee of five members. Three of the five members are from Xeriant. Additionally, Xeriant invested approximately $5.5 million in the JV. As such, Xeriant has substantial capital at risk. Based on these two factors, the conclusion is that Xeriant is the primary beneficiary of the VIE. Accordingly, Xeriant has consolidated the VIE.

The Company includes the assets and liabilities related to the VIE in the condensed consolidated balance sheets. Xeriant provides cash to the VIE to fund its operations. The carrying amounts of the consolidated VIE's assets and liabilities associated with the VIE subsidiary were as follows:

	June 30, 2024	June 30, 2023
Assets
Cash	$-	$-
Total Assets	$-	$-

Liabilities
Due from Xeriant Inc.	$4,475,155	$4,475,155
Total Liabilities	$4,475,155	$4,475,155

Joint Venture with Movychem

Effective April 2, 2022, the Company entered into a joint venture (“JV”) with Movychem s.r.o., a Slovakian limited liability company (“Movychem”), called Ebenberg, LLC, setting forth the terms for the establishment of a joint venture to develop and exploit certain Movychem intellectual property that would be exploited by the joint venture. The JV was organized as a Florida limited liability company and was owned 50% by each of the Company and Movychem.  Essentially, the Company would contribute certain funding for its capital contribution and Movychem would provide an exclusive license and assignment of its intellectual property.

The Company analyzed the transaction under ASC 810, Consolidation, to determine if the joint venture classifies as a VIE. The Joint Venture qualifies as a VIE based on the fact the JV does not have sufficient equity to operate without financial support from both parties. According to ASC 810-25-38, a reporting entity shall consolidate a VIE when that reporting entity has a variable interest (or combination of variable interests) that provides the reporting entity with a controlling financial interest on the basis of the provisions in paragraphs 810-10-25-38A through 25-38J. The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE. According to the JV operating agreement, the ownership interests were 50/50 and the agreement provides for a Management Committee of five members. Two of the five members are from Xeriant and Movychem, respectively and one is appointed by mutual agreement of the parties. Movychem is transferring to the Joint Venture all of its interest to certain know-how and intellectual property, and the Company is contributing cash. As such, both parties do not have substantial capital at risk. Based on these two factors, the conclusion is that no one is the primary beneficiary of the VIE. Accordingly, Xeriant has not consolidated the VIE.

After funding the JV during the remainder of 2022, the Company notified Movychem that in its determination it had not performed its obligations under the Joint Venture Agreement and discontinued payments until there was a resolution, which was followed by Movychem formally requested dissolution of the JV, which the parties agreed to and was effective June 30, 2023.

As of June 30, 2023, the Company contributed $312,919 to the joint venture.

During the year ended June 30, 2023, the Company fully impaired its investment in JV with Ebenberg LLC in the amount of $156,460.

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On June 30, 2024 and 2023, the Company had $403,117 and $0 in excess of FDIC insurance, respectively.

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

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the consolidated statements of operations. During the years ended June 30, 2024 and 2023, the Company recorded $52,632 and $53,327 in rent expense, respectively in general and administrative expenses on the consolidated statements of operations.

Right-of-use asset is summarized below:

	June 30, 2024	June 30, 2023
Office lease	$220,448	$220,448
Less accumulated amortization	(188,195)	(137,537)
Right of use assets, net	$32,253	$82,911

Operating lease liability is summarized below:

	June 30, 2024	June 30, 2023
Office lease	$36,197	$92,196
Less: current portion	(36,197)	(55,999)
Long term portion	$-	$36,197

Maturity of lease liabilities are as follows:

Year ended June 30, 2025	$37,112
Total future minimum lease payments	37,112
Less: Present value discount	(915)
Lease liability	$36,197

NOTE 6 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

The carrying value of convertible notes payable as of June 30, 2024 and 2023, was as follows.

	June 30,	June 30,
Convertible Notes Payable, in default	2024	2023
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$5,850,000	$5,850,000
Total face value	$5,850,000	$5,850,000

Auctus Fund LLC Senior Secured Note

Through Maxim Group, LLC, Xeriant was introduced to Auctus Fund LLC (“Auctus”) for the purpose of providing bridge loan funding to satisfy the requirements of a pending merger with XTI Aircraft under a letter of intent signed in September 2021.  On October 27, 2021, the Company was issued a convertible note payable with Auctus with the principal of $6,050,000, consisting of $5,142,500, which was the actual amount funded, plus an original issue discount in the amount of $907,500 for interest on the unpaid principal amount at the rate of zero percent per annum from the issue date until the note becomes due and payable.  The closing costs were $433,550, which included $308,550 in fees paid to Maxim and professional fees for completing the transaction. The Note had an initial due date of October 27, 2022. The Auctus Note provides the holder has the option to convert the principal balance to common stock of the Company at a conversion price of the lesser of (i) $0.1187 or (ii) 75% of the offering price per share divided by the number of shares of common stock. The Auctus Note is secured by the grant of a first priority security interest in the assets of the Company. In connection with the Auctus Note, the Company issued warrants indexed to an aggregate of 50,968,828 shares of common stock. The warrants have a term of five years and an exercise price of $0.1187.  The exercise price can be adjusted downward to match the price of Company’s most recent issuance of common shares.

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

The Company tested the first modification (“First Amendment”) under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification resulted in a loss on an extinguishment in the amount of $3,570,366 for the year ended June 30, 2023. The Company tested the second modification (“Second Amendment”) under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification resulted in a loss on an extinguishment in the amount of $689,621 for the year ended June 30, 2023.

On October 19, 2023, Xeriant filed a complaint in the United States Southern District of New York against Auctus Fund LLC, to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims.  On February 9, 2024, the case was dismissed.  The Company filed a Notice of Civil Appeal on March 13, 2024, primarily based on public welfare because of the pending litigation between the SEC and Auctus Fund Management, LLC, which complaint was filed on June 1, 2023.

As of June 30, 2024, a total of $50,000 remains outstanding, and is recorded within accounts payable and accrued liabilities on the consolidated balance sheets. During the year ended June 30, 2024, the Company recorded $1,070,729 in default interest related to the note. On October 6, 2023, Auctus converted $200,115 in interest into 20,011,500 shares of common stock and on April 5, 2024, Auctus converted $227,067 in interest into 22,706,700 shares of common stock. As of June 30, 2024, the balance of accrued interest of this note was $643,546.

NOTE 7 – CONVERTIBLE BRIDGE LOANS – AT FAIR VALUE

Between January 13, 2023 and March 31, 2023, the Company issued convertible bridge loans with an aggregate face value of $270,000. The notes have a coupon rate of 10% and a maturity date of one year. If the Company has a liquidity event (i.e. the Company has a public offering of common stock (or units consisting of common stock and warrants to purchase common stock), resulting in the listing for trading of the common stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange), the notes and any accrued interest automatically convert into common stock. The Liquidity Event Conversion Price is the lesser of (a) $0.09 and (b) the product of (x) the Liquidity Event Price multiplied by (z) 75%. In the event a liquidity event does not occur, the Holder has the option to convert the Notes on the maturity date at a conversion price of $0.09.

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

In October 2023, the holders of the convertible bridge loans agreed to modify the conversion price to a fixed $0.01 per share. As a result, the loans are no longer required to be recorded pursuant to ASC 480-10-30-7. The Company tested the modification under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result, the modification resulted in a loss on an extinguishment in the amount of $20,298 for the year ended June 30, 2024. The loss on extinguishment in the amount of $20,298 resulted in the loans being marked up from their aggregate fair value of $249,702 to their face value of $270,000 and reclassified within the consolidated balance sheets under convertible notes payable.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount at June 30, 2024 and 2023 was as follows:

	June 30,	June 30,
Convertible Notes Payable	2024	2023
Convertible notes payable (10% interest)	$2,180,000	$100,000
Less unamortized discount	(47,471)	-
Total face value	$2,132,529	$100,000

Between July 17, 2023 and June 26, 2024, the Company issued convertible bridge loans with an aggregate face value of $2,030,000. The notes have a coupon rate of 10% and a maturity date of one year. The Notes are convertible at a fixed price of $0.01 per share. In connection with the Notes, holders of $150,000 in principal were issued 15,000,000 warrants during the fiscal year ended June 30, 2024. These warrants have an exercise price of $0.01 per share and have a three-year expiration date.  During the years ended June 30, 2024 and 2023, the Company recorded $90,068 and $483 in interest expense related to these notes, respectively.

As mentioned in Note 7, the Company marked up convertible bridge loans from their aggregate fair value of $249,702 to their face value of $270,000 and reclassified within the consolidated balance sheets under convertible notes payable. During the years ended June 30, 2024 and 2023, the Company recorded $23,089 and $0 in interest expense related to these notes, respectively.

During the year ended June 30, 2024, $220,000 in principal and $22,000 in accrued interest was converted into 23,200,000 shares of common stock.

The Company evaluated the detachable warrants under the requirements of ASC 480 and concluded that the warrants do not fall within the scope of ASC 480. The Company next evaluated the notes under the requirements of ASC 815 “Derivatives and Hedging” and concluded the warrants meet equity classification. The warrants were issued during the year ended June 30, 2024, were valued using Black-Scholes Merton (“BSM”) and were determined to have a value of $66,660.

Significant inputs and results arising from the BSM process are as follows for the redemption feature component of the warrants:

Quoted market price on valuation date	$0.016 - $0.022
Effective contractual conversion rates	$0.01
Contractual term to maturity	3 years
Market volatility:
Volatility	137.43% - 137.86%
Risk-adjusted interest rate	4.33% - 4.39%

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and 2023:

	June 30, 2024			June 30, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Convertible Bridge Loans	$—	$—	$—	$—	$—	$247,254

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

The following table summarizes the total carrying value of the Company’s Level 3 instruments held as of June 30, 2024, including cumulative unrealized gains and losses recognized during the years ended June 30, 2024 and 2023:

	Year Ended June 30,	Year Ended June 30,
	2024	2023
Balances at beginning of period	$247,254	$-
Issuances:
Convertible Bridge Loans	-	189,886
Changes in fair value inputs and assumptions reflected in income	2,448	57,368
Reclassified from fair value to straight debt	(249,702)	-
Balances at end of period	$-	$247,254

NOTE 10 – RELATED PARTY TRANSACTIONS

Consulting fees

During the years ended June 30, 2024 and 2023, the Company recorded $207,500 and $180,000 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. As of June 30, 2024 and 2023, $5,000 and $10,000 was accrued, respectively.

For the years ended June 30, 2024 and 2023, the Company recorded $78,500 and $92,000 respectively, in consulting fees to Edward DeFeudis, a Director of the Company. As of June 30, 2024 and 2023, $10,000 and $5,000 was accrued.

During the years ended June 30, 2024 and 2023, the Company recorded $67,000 and $56,000 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. As of June 30, 2024 and 2023, $0 was accrued.

During the years ended June 30, 2024 and 2023, the Company recorded $35,000 and $25,000 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey.  As of June 30, 2024 and 2023, $5,000 was accrued.

The above amounts and terms are not necessarily what third parties would agree to.

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

There were no Advisory Agreements executed during the years ended June 30, 2024.and June 30, 2023

NOTE 12 – EQUITY

Common Stock

As of June 30, 2024 and 2023, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 524,853,304 and 389,433,144 shares issued and outstanding as of June 30, 2024 and 2023, respectively.

During the year ended June 30, 2024, the Company issued 51,500,000 shares of common stock in exchange for the conversion of 51,500 shares of Series A Preferred Stock.

During the year ended June 30, 2024, $220,000 in principal and $22,000 in accrued interest was converted into 23,200,000 shares of common stock.

During the year ended June 30, 2024, Auctus converted $427,182 in interest into 42,718,200 shares of common stock.

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

As of June 30, 2024 and 2023, the Company had 705,895 and 757,395 shares of Series A preferred stock issued and outstanding, respectively.

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

Stock Options

In connection with certain advisory board compensation agreements, the Company issued an aggregate 21,250,000 options at an exercise price of $0.12 per share for the year ended June 30, 2022. These options vest quarterly over twenty-four months and have a term of three years. The grant date fair value was $3,964,207. The Company recorded compensation expense in the amount of $0 and $702,116 for these options for the years ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $0 of total unrecognized compensation cost related to non-vested portion of options granted.

A summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	21,250,000	$0.12	1.80
Granted	-
Exercised	-	-
Canceled	-	-
Outstanding at June 30, 2023	21,250,000	$0.12	0.97
Granted	-
Exercised	-	-
Canceled	-	-
Outstanding at June 30, 2024	21,250,000	$0.12	0.13	$-
Exercisable at June 30, 2024	21,250,000	$0.12	0.13	$-

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	181.21% - 275.73%
Range of interest rates	0.20% - 1.08%

Warrants

As of June 30, 2024 and 2023, the Company had 118,968,828 and 104,802,161 warrants outstanding, respectively. The warrants have a term of two to five years and an exercise price range from $0.01 and $0.1187. The Company evaluated the warrants under ASC 815, Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair values. The warrants are detailed as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	55,512,161	$0.11	4.70
Granted	52,700,000	$0.0865	5.00
Exercised	-	-
Canceled	(3,410,000)	-
Outstanding at June 30, 2023	104,802,161	$0.11	3.79
Granted	15,000,000	$0.01	3.00
Exercised	-	-
Canceled	(833,333)	-
Outstanding at June 30, 2024	118,968,828	$0.09	2.50	$-
Exercisable at June 30, 2024	118,968,828	$0.09	2.50	$-

NOTE 13 – INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The current effective tax rate is 21%.

At June 30, 2024 and 2023, the significant components of the deferred tax assets are summarized below:

	June 30,	June 30,
	2024	2023

Net operating loss carry-forward	$8,112,065	$7,460,414
Valuation Allowance	(8,112,065)	(7,460,414)
Net Deferred Tax Asset (Liability)	$-	$-

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors. The change in valuation was $651,651 and $1,600,005 for the years ending June 30, 2024 and 2023, respectively.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expenses in its consolidated statements of operations. There were no interest or penalties accrued as of June 30, 2024.

NOTE 14 – SUBSEQUENT EVENTS

Stock Issuances

Subsequent to June 30, 2024, the Company issued 26,950,000 additional shares of common stock for conversion of convertible notes with a total face value of $245,000 and accrued interest of $24,500.

Subsequent to June 30, 2024, the Company issued 11,982,182 additional shares of common stock for compensation for services rendered with a total of $225,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective July 8, 2024, Accell Audit and Compliance, P.A. (“Accell”) resigned as the Company’s independent registered accounting firm. Accell advised the Company that it was ceasing to provide PCAOB audit services, and that certain of the audit principals of Accell were now a part of Astra Audit and Advisory, LLP (“Astra”). Accell issued the auditor’s report on the Company’s financial statements for the fiscal years ended June 30, 2023 and 2022. Effective July 17, 2024, the Board of Directors of the Company approved the appointment of Astra as its independent registered public accountant.  A Form 8-K was filed by the company as of July 8, 2024.

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

At June 30, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that, at June 30, 2024, our disclosure controls and procedures are effective.

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

Our management has conducted an evaluation, under the supervision and with the participation of Keith Duffy, our Chief Executive Officer, and Brian Carey, our Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of June 30, 2024. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Keith Duffy concluded that our internal controls over financial reporting are effective, with the exception of one incident noted below, based upon the Company’s size and staff size, and that there are no apparent material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As noted above, there was an incident in which a necessary adjustment of approximately $145,000 was necessary to correct a calculation error related to the valuation of stock issued for advisory board member services, which is now accurately reflected in the consolidated financial statements. The Company utilizes a public company financial reporting qualified CPA to review its financial reporting on a quarterly and annual basis and has implemented additional procedures to substantially reduce the likelihood of such an error occurring in the future.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Xeriant, Inc.

The following sets forth information about our directors and executive officers:

Name	Age	Position

Keith Duffy	63	Chairman of the Board and CEO

Scott Duffy	63	Executive Director

Edward C. DeFeudis	51	Director

Pablo Lavigna	53	Chief Information Officer

Brian Carey	62	Chief Financial Officer

Keith Duffy, Chairman of the Board and CEO

Mr. Duffy has over thirty years of experience in investment banking, management, finance, strategic planning and operations, and has been a principal in a number of start-up companies. He arranged the merger of American Aviation Technologies with a public company.  He was formerly the founder and CEO of a public company and the founder and CEO of two bank holding companies, a software development company and a biotech company now trading on NASDAQ. Mr. Duffy trained to be a private pilot when he was 16 years old and worked at an FBO at the Palm Beach International Airport after college to further his knowledge of the aviation industry. He has held a variety of management, accounting, and finance positions over the years. He has been a licensed securities broker and currently holds a real estate license and a NMLS mortgage broker’s license in Florida. He has also served on the Florida Bar Grievance Committee. Mr. Duffy attended Wake Forest University and Rollins College, where he earned a B.A. Degree in Business Administration and Mathematics in 1982.

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

Brian Carey, Chief Financial Officer

Brian Carey is an entrepreneur and business development specialist who built and ran a successful accounting, tax and business management firm for over 30 years. He started a financial management/insurance and investment firm in 1984, then expanded it to add accounting, tax preparation and business planning and management services in 1986 called Carey Associates Accounting and Tax Services. More recently, Mr. Carey started Palm Beach Business Development Group, LLC.  This company provides business start-up and development services to a limited number of client/partner companies. He holds a Bachelor of Accounting Degree from Penn State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to our fiscal year ended June 30, 2024.

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

Item 11. Executive Compensation.

For the year ended June 30, 2024, all officers and directors were compensated as independent contractors based upon respective consulting agreements as noted in Table below.

The following table shows information regarding the compensation earned for the years ended June 30, 2024 and 2023 by our named executive officers:

EXECUTIVE COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Keith Duffy (1)	2024	$103,750	-	-	-	-	-	-	$103,750
	2023	$85,000	-	-	-	-	-	-	$85,000

Scott Duffy (1)	2024	$103,750	-	-	-	-	-	-	$103,750
	2023	$85,000	-	-	-	-	-	-	$85,000

Pablo Lavigna (2)	2024	$67,000	-	-	-	-	-	-	$67,000
	2023	$56,000	-	-	-	-	-	-	$56,000

Brian Carey (3)	2024	$25,000	-	-	-	-	-	-	$25,000
	2023	$35,000	-	-	-	-	-	-	$35,000

(1)

Paid as consulting fees for the years ended June 30, 2024 and 2023 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations. The Company recorded $5,000 in accrued liabilities related to unpaid compensation for Keith Duffy, for the year ended June 30, 2024.

(2)	Paid as consulting fees for the years ended June 30, 2024 and 2023 to AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO.

(3)

Paid as consulting fees for the years ended June 30, 2024 and 2023 to Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The Company recorded $5,000 in accrued liabilities related to unpaid compensation for Brian Carey, for the year ended June 30, 2024.

Director Compensation

The following table shows information regarding the compensation earned during the years ended June 30, 2024, and 2023 by the members of our board of directors.

DIRECTOR COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Keith Duffy	2024	-	-	-	-	-	-	-	-
Director	2023	-	-	-	-	-	-	-	-

Scott Duffy	2024	-	-	-	-	-	-	-	-
Director	2023	-	-	-	-	-	-	-	-

Edward C. DeFeudis (1)	2024	$78,500	-	-	-	-	-	-	$78,500
Director	2023	$102,000	-	-	-	-	-	-	$102,000

(1)

Paid as consulting fees for the years ended June 30, 2024, and 2023 to Edward C. DeFeudis, a member of the board of directors. The Company recorded $10,000 in accrued liabilities related to unpaid compensation for Edward DeFeudis, for the year ended June 30, 2024.

Executive Compensation Policies as They Relate to Risk Management

Management has considered whether our compensation policies might encourage inappropriate risk taking by the Company's executive officers and other employees. The Compensation Committee has determined that the current compensation structure aligns the interests of the executive officers with those of the Company without providing rewards for excessive risk taking by awarding a mix of fixed and performance based or discretionary bonuses with the performance- based compensation focused on profits as opposed to revenue growth.

Option Exercises and Fiscal Year-end Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2024, or held any outstanding stock options as of June 30, 2024.

Incentive Plan

The Registrant does not have any equity compensation plans.

Consulting Agreements

None, although the officers are currently paid as related party consultants of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth as of June 30, 2024, information with respect to beneficial ownership of the Company’s common stock by:

•	Each person known to the Company to own beneficially more than 5% of our outstanding common stock, either before or immediately after the merger.

•	Each of the post-Merger directors and executive officers of the Company.

•	All of our post-Merger directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to any warrants or options that are presently exercisable or exercisable within 60 days of June 30, 2024, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The numbers reflected in the percentage ownership columns are based on a fully diluted basis of the Company’s common stock outstanding after a conversion of the Series A Preferred Stock into Common Shares. The persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Number of Shares of Common Stock	Number of Series A Preferred Stock	Total Fully Diluted Shares	Percentage Represented on a Fully Diluted Basis
Name of Beneficial Owner
Micha Holdings, LLC (1)	-	57,000	57,000,000	4.63%
Ancient Investments, LLC (2)	-	200,000	200,000,000	16.25%
Basil Consulting, LLC (3)	5,000,000	89,362	94,362,000	7.67%
Christopher Sawchuk	16,890,791	100,000	116,890,791	9.50%
Spider Investments, LLC (4)	250,000	80,333	80,583,000	6.55%
Pablo Lavigna (5)	13,454,545	-	13,454,545	1.09%
Brian Carey (6)	203,025	-	203,025	0.02%

All directors and executive officers as a group (four persons)	13,907,570	-	294,240,570	23.91%
Total shares	524,853,304	705,895	1,230,748,304

(1)	Alberto Silva has control and dispositive power over Micha Holdings, LLC and is the beneficial owner of Micha Holdings, LLC.
(2)	Keith Duffy is the Chairman and Chief Executive Officer of the Company, and is a beneficial owner of Ancient Investments, LLC.
(3)	Cameron Cox is the beneficial owner or Basil Consulting, LLC.
(4)	Edward C. DeFeudis is a Director of the Company and has control and dispositive power over Spider Investments, LLC and is the beneficial owner of Spider Investments, LLC.
(5)	Pablo Lavigna is the Chief Information Officer of the Company and the beneficial owner of these shares, which are under his personal name and his company, AMP Web Services, LLC.
(6)	Brian Carey is the Chief Financial Officer of the Company.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by BF Borgers CPA, PC, and Accell Audit & Compliance, PA, for professional services rendered for the fiscal year ended June 30, 2024 and 2023:

	Fiscal Year Ended
	June 30, 2024	June 30, 2023
Audit Fees	$114,480	$132,205
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$114,480	$132,205

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

Our Board of Directors has reviewed and discussed with Astra Audit & Advisory (“Astra”) and Accell Audit & Compliance, PA (“Accell”) our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2024 and 2023, respectively. The Board of Directors also has discussed with Astra the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2024, for filing with the SEC.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XERIANT, INC.

Date: October 8, 2024	By:	/s/ Keith Duffy
Keith Duffy
	Title:	President and Chief Executive Officer (Principal Executive)

Date: October 8, 2024	By:	/s/ Brian Carey
Brian Carey
	Title:	Chief Financial Officer

Date: October 8, 2024	By:	/s/ Scott Duffy
Scott Duffy
	Title:	Executive Director, Corporate Operations

Date: October 8, 2024	By:	/s/ Edward DeFeudis
Edward DeFeudis
	Title:	Director

