Form 10-Q
period 2024-09-30
XERIANT, INC.
filed 2024-11-14
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2024, the Registrant had outstanding 588,884,486 shares of common stock.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

XERIANT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2024	June 30, 2024
	Unaudited
Assets
Current assets
Cash	$300,022	$653,117
Prepaids	11,792	2,931
Note receivable	8,163	8,163
Total current assets	319,977	664,211

Deposits	12,546	12,546
Property & equipment, net	3,617	3,995
Operating lease right-of-use asset, net	18,687	32,253
Total assets	$354,827	$713,005

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$1,014,315	$1,211,533
Accrued liabilities, related party	17,500	20,000
Shares to be issued	75,200	75,200
Convertible notes payable, net of discount - in default	5,850,000	5,850,000
Convertible notes payable, net of discount	1,874,331	2,132,529
Lease liability, current	21,144	36,197
Total liabilities	8,852,490	9,325,459

Commitments and contingencies (Note 9)

Stockholders’ deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 699,416 and 705,895 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	7	7
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 570,184,486 and 524,853,304 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	5,702	5,248
Common stock to be issued	51,950	51,950
Additional paid in capital	21,385,746	20,899,187
Accumulated deficit	(27,073,761)	(26,708,915)
Total stockholders’ deficit	(5,630,346)	(5,752,513)
Non-controlling interest	(2,867,317)	(2,859,941)
Total stockholders’ deficit	(8,497,663)	(8,612,454)
Total liabilities and stockholders’ deficit	$354,827	$713,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended
	September 30,
	2024	2023
Operating expenses:
Consulting and advisory fees	$88,983	$51,695
Related party consulting fees	123,000	97,500
General and administrative expenses	56,445	52,399
Professional fees	63,806	90,314
Research and development expense	26,561	26,982
Total operating expenses	358,795	318,890

Loss from operations	(358,795)	(318,890)

Other expenses:
Amortization of debt discount	(16,802)	-
Interest expense	(61,617)	(20,674)
Gain on extinguishment of debt	64,992	-
Change in fair value of convertible bridge loans	-	(2,448)
Total other expense	(13,427)	(23,122)

Net loss before income tax expense	(372,222)	(342,012)

Income tax expense	-	-

Net loss	(372,222)	(342,012)

Less net loss attributable to noncontrolling interest	(7,376)	(7,922)

Net loss attributable to common stockholders	$(364,846)	$(334,090)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	547,575,614	393,756,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common stock to be	Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Interest	Total
Balance June 30, 2024	705,895	$7	1,000,000	$10	524,853,304	$5,248	$51,950	$20,899,187	$(26,708,915)	$(2,859,941)	$(8,612,454)

Stock issued for services	-	-	-	-	11,902,182	119	-	217,393	-	-	217,512

Conversion of Series A Preferred to Common Stock	(6,479)	-	-	-	6,479,000	65	-	(65)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	26,950,000	270	-	269,231	-	-	269,501

Net loss	-	-	-	-	-	-	-	-	(364,846)	(7,376)	(372,222)

Balance September 30, 2024	699,416	$7	1,000,000	$10	570,184,486	$5,702	$51,950	$21,385,746	$(27,073,761)	$(2,867,317)	$(8,497,663)

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

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended
	September 30,
	2024	2023

Cash Flows from Operating Activities
Net loss	$(372,222)	$(342,012)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	378	378
Stock issued for services	217,512	-
Change in fair value of convertible bridge loans	-	2,448
Amortization of debt discount	16,802	-
Amortization of right of use asset	13,566	12,146
Changes in operating assets and liabilities:
Prepaids	(8,861)	815
Accounts payable and accrued liabilities	(197,218)	41,274
Accrued liabilities, related party	(7,999)	(10,000)
Lease liabilities	(15,053)	(13,176)
Net cash from operating activities	(353,095)	(308,127)

Cash Flows from Investing Activities
Cash repayments for notes receivable	-	(139,947)
Net cash from financing activities	-	(139,947)

Cash Flows from Financing Activities
Proceeds from convertible bridge loans	-	411,000
Net cash from financing activities	-	411,000

Net change in cash	(353,095)	(37,074)

Cash at beginning of period	653,117	61,625

Cash at end of period	$300,022	$24,551

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$269,501	$66,000

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

Throughout the second half of 2023, Xeriant began developing its own advanced materials, including proprietary flame-retardant technology for polymers contained in recycled materials.  The Company also began testing a number of production processes to manufacture its eco-friendly, patent pending, composite construction panel called NEXBOARD™ that can be competitive in the market and produced at industrial scale. Xeriant intends to initially manufacture these wallboards through a contract manufacturer to meet current existing demand indicated by several homebuilders and developers.  NEXBOARD will be available in varying thicknesses and sizes, including standard 48” x 96” sheets.  The Company will need to have this product certified for use in the construction industry, which is in process.  If Xeriant decides to set up its own manufacturing facilities it will need to raise significant capital, which may or may not be available depending on market conditions and other factors.

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

Effective May 31, 2021, the Company entered into a 50/50 Joint Venture Agreement with XTI Aircraft Company (“XTI”), for the purpose of completing the preliminary design review (“PDR”) of XTI’s TriFan 600, a 5-passenger plus pilot, hybrid electric vertical takeoff and landing (VTOL) fixed-wing aircraft.  The aircraft’s unique design elements along with the $1 billion in pre-orders and reservations, enticed Xeriant to invest $5.5 million to complete the PDR, which was accomplished in the first quarter of 2022 according to XTI.  The TriFan 600 was purported to become the fastest, longest-range VTOL aircraft in the world and the first commercial fixed-wing VTOL airplane. According to recent public disclosures by XTI, pre-orders and reservations of the TriFan 600 total approximately $7 billion.  On May 17, 2022, Xeriant signed a Letter Agreement with XTI related to the introduction of XTI to Inpixon, a Nasdaq-listed company. Under this Letter Agreement, if there was a combination or other transaction between XTI and Inpixon, Xeriant would receive compensation of 6 percent of XTI fully diluted pre-merger shares, and XTI would assume the obligations of Xeriant’s Senior Secured Note with Auctus Fund, LLC.  On July 25, 2023, Inpixon filed an 8-K, announcing their intention to merge with XTI having executed an Agreement of Plan and Merger with XTI. The filing also showed that XTI had engaged in a transaction with Inpixon on March 10, 2023, receiving $300,000 in funding, which was a compensation triggering event. Inpixon subsequently filed an S-4/A registration statement on October 6, 2023.  On December 6, 2023, the Company initiated legal proceedings against XTI.  See Litigation section below for a summary of the related legal proceedings.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company, American Aviation Technologies, LLC and BlueGreen Composites, LLC, its subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim information and in accordance with the instructions to Form 10Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements, which include the accounts of the Company and its subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The financial statements have been prepared using the accrual basis of accounting in accordance with U.S. GAAP and presented in US dollars. The fiscal year end is June 30.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $27,073,761 as of September 30, 2024. During the three months ended September 30, 2024, the Company’s net loss was $372,222 and at September 30, 2024, the Company had a working capital deficit of $8,532,513. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in approximately two months from November 14, 2024. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenue in the foreseeable future. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Xeriant, Inc., American Aviation Technologies, LLC and BlueGreen Composites, LLC. The Company owns a 64% controlling interest in AAT; and a 100% interest in BlueGreen Composites, LLC. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of warrants associated with convertible debt. Actual results could differ from these estimates.

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

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the unaudited condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Cash and Cash Equivalents

For the purposes of the unaudited condensed consolidated statements of cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has no cash equivalents.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. During the three months ended September 30, 2024 and 2023, there were no impairments.

Convertible Debentures

The Company adheres to the guidance in Accounting Standards Updated (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on July 1, 2022. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. During the three months ended September 30, 2024 and 2023, the Company recognized $217,512 and $0, respectively.

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

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented in operating expenses on the unaudited condensed consolidated statements of operations as rent expense.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $26,561 and $26,982 for the three months ended September 30, 2024 and 2023, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $2,035 and $6,356 for the three months ended September 30, 2024 and 2023, respectively, as general and administrative expenses.

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

The Company follows ASC subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

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

	Three months ended September 30,
	2024	2023
Warrants	118,968,828	104,802,161
Stock options	21,250,000	21,250,000
Convertible notes payable	861,438,676	103,383,909
Preferred stock	699,416,000	752,395,000
Total	1,701,073,504	981,831,070

Recent Accounting Pronouncements

All other recent accounting pronouncements issued by the Financial Accounting Standards Board, did not or are not believed by management to have a material impact on the Company’s present or future unaudited condensed consolidated financial statements.

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

On May 17, 2022, Xeriant signed a Letter Agreement with XTI related to the introduction of XTI to Inpixon, a Nasdaq-listed company. Under this Letter Agreement, if there was a combination or other transaction between XTI and Inpixon, Xeriant would receive compensation of 6 percent of XTI fully diluted pre-merger shares, and XTI would assume the obligations of Xeriant’s Senior Secured Note with Auctus Fund, LLC.  On May 31, 2023, the joint venture was terminated according to an Acceleration Event, which was 24 months from the start of the joint venture.  On June 5, 2023, after suspecting that the obligations under the Letter Agreement were possibly being evaded, the Company transmitted a formal demand letter to XTI requesting compliance with the provisions outlined in the Letter Agreement, and in accordance with section 8 of the JV Agreement with XTI.  On July 25, 2023, Inpixon filed an 8-K, announcing their intention to merge with XTI having executed an Agreement of Plan and Merger with XTI. The filing also showed that XTI had engaged in a transaction with Inpixon on March 10, 2023, receiving $300,000 in funding, which was a compensation triggering event. Inpixon subsequently filed an S-4/A registration statement on October 6, 2023.  On December 6, 2023, the Company initiated legal proceedings against XTI.

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

The Company includes the assets and liabilities related to the VIE in the unaudited condensed consolidated balance sheets. Xeriant, Inc. provides cash to the VIE to fund its operations. The carrying amounts of the consolidated VIE’s assets and liabilities associated with the VIE subsidiary were as follows:

	September 30, 2024	June 30, 2024
Assets
Cash	$-	$-
Total Assets	$-	$-

Liabilities
Due from Xeriant Inc.	$4,475,155	$4,475,155
Total Liabilities	$4,475,155	$4,475,155

 NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On September 30, 2024, and June 30, 2024, the Company had $0 in excess of FDIC insurance.

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

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the condensed consolidated statements of operations. During the three months ended September 30, 2024 and 2023, the Company recorded $13,257 and $13,285 in rent expense, respectively in general and administrative expenses on the unaudited condensed consolidated statements of operations.

Right-of-use asset is summarized below:

	September 30, 2024	June 30, 2024
Office lease	$220,448	$220,448
Less accumulated amortization	(201,761)	(188,195)
Right of use assets, net	$18,687	$32,253

Operating lease liability is summarized below:

	September 30, 2024	June 30, 2024
Office lease	$21,144	$36,197
Less: current portion	(21,144)	(36,197)
Long term portion	$-	$-

Maturity of lease liabilities are as follows:

Year ended June 30, 2025	21,410
Total future minimum lease payments	21,410
Less: Present value discount	(266)
Lease liability	$21,144

NOTE 6 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

The carrying value of convertible notes payable as of September 30, 2023, and June 30, 2023, was $5,850,000.

	September 30,	June 30,
Convertible Notes Payable	2023	2023
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$5,850,000	$5,850,000
Total face value	$5,850,000	$5,850,000

Auctus Fund LLC Senior Secured Note

Through Maxim Group, LLC, Xeriant was introduced to Auctus Fund LLC (“Auctus”) for the purpose of providing bridge loan funding to satisfy the requirements of a pending merger with XTI Aircraft under a letter of intent signed in September 2021.  On October 27, 2021, the Company was issued a convertible note payable with Auctus with the principal of $6,050,000, consisting of $5,142,500, which was the actual amount funded, plus an original issue discount in the amount of $907,500 for interest on the unpaid principal amount at the rate of zero percent per annum from the issue date until the note becomes due and payable.  The closing costs were $433,550, which included $308,550 in fees paid to Maxim and professional fees for completing the transaction. The Note had an initial due date of October 27, 2022. The Auctus Note provides the holder has the option to convert the principal balance to common stock of the Company at a conversion price of the lesser of (i) $0.1187 or (ii) 75% of the offering price per share divided by the number of shares of common stock. The Auctus Note is secured by the grant of a first priority security interest in the assets of the Company. In connection with the Auctus Note, the Company issued warrants indexed to an aggregate of 50,968,828 shares of common stock. The warrants have a term of five years and an exercise price of $0.1187.  The exercise price can be adjusted downward to match the price of the Company’s most recent issuance of common shares.

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

On October 19, 2023, Xeriant filed a complaint against Auctus. See Litigation section below for a summary of the related legal proceedings.

As of September 30, 2024, and June 30, 2024, a total of $50,000 remains outstanding, and is recorded within accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets. During the year ended June 30, 2024, the Company recorded $1,070,729 in default interest related to the note. On October 6, 2023, Auctus converted $200,115 in interest into 20,011,500 shares of common stock and on April 5, 2024, Auctus converted $227,067 in interest into 22,706,700 shares of common stock. As of September 30, 2024, and June 30, 2024, the balance of accrued interest of this note was $643,546.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount at September 30, 2024 and June 30, 2024 was as follows:

	September 30,	June 30,
Convertible Notes Payable	2024	2024
Convertible notes payable (10% interest)	$1,905,000	$2,180,000
Less unamortized discount	(30,669)	(47,471)
Total face value	$1,874,331	$2,132,529

Between July 17, 2023 and June 26, 2024, the Company issued convertible bridge loans with an aggregate face value of $2,030,000. The notes have a coupon rate of 10% and a maturity date of one year. The Notes are convertible at a fixed price of $0.01 per share. In connection with the Notes, holders of $150,000 in principal were issued 15,000,000 warrants during the fiscal year ended June 30, 2024. These warrants have an exercise price of $0.01 per share and have a three-year expiration date.  During the three months ended September 30, 2024 and 2023, the Company recorded $61,617 and $20,674 in interest expense related to these notes, respectively.

During the year ended June 30, 2024, the Company marked up convertible bridge loans from their aggregate fair value of $249,702 to their face value of $270,000 and reclassified within the consolidated balance sheets under convertible notes payable.

During the three months ended September 30, 2024, $245,000 in principal and $24,501 in accrued interest was converted into 26,950,000 shares of common stock.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting fees

During the three months ended September 30, 2024 and 2023, the Company recorded $55,000 and $57,500 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. As of September 30, 2024 and June 30, 2024, $2,500 and $5,000 was accrued, respectively.

For the three months ended September 30, 2024 and 2023, the Company recorded $30,000 and $21,000 respectively, in consulting fees to Edward DeFeudis, a Director of the Company. As of September 30, 2024 and June 30, 2024, $10,000 was accrued.

During the three months ended September 30, 2024 and 2023, the Company recorded $23,000 and $14,000 respectively in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. As of September 30, 2024 and June 30, 2024, $0 was accrued.

During the three months ended September 30, 2024 and 2023, the Company recorded $15,000 and $5,000 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. As of September 30, 2024 and June 30, 2024, $5,000 was accrued.

The above amounts are not necessarily what third parties would agree to.

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

There were no Advisory Agreements executed during the three months ended September 30, 2024 or the year ended June 30, 2024.

NOTE 10 – EQUITY

Common Stock

As of September 30, 2024, and June 30, 2024, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 570,184,486 and 524,853,304 shares issued and outstanding as of September 30, 2024, and June 30, 2024, respectively.

During the three months ended September 30, 2024, $245,000 in principal and $269,501 in accrued interest was converted into 26,950,000 shares of common stock.

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

•

The shares of Series A Preferred Stock are redeemable at the option of the Corporation at any time after September 30, 2022, upon not less than 30 days written notice to the holders. It is not mandatorily redeemable.

As of September 30, 2024, and June 30, 2024, the Company had 699,416 and 705,895 shares of Series A preferred stock issued and outstanding, respectively.

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

Stock Options

In connection with certain advisory board compensation agreements, the Company issued an aggregate 21,250,000 options at an exercise price of $0.12 per share for the year ended June 30, 2022. These options vest quarterly over twenty-four months and have a term of three years. The grant date fair value was $3,964,207. The Company recorded no compensation expense for these options for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was no unrecognized compensation cost related to non-vested portion of options granted.

As of September 30, 2024, there are 21,250,000 options outstanding, of which 21,250,000 are exercisable. The weighted average remaining term is 0.30 years.

A summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	21,250,000	$0.12	1.11
Granted	-
Exercised	-	-
Canceled	-	-
Outstanding at September 30, 2024	21,250,000	$0.12	0.76	$-
Exercisable at September 30, 2024	21,250,000	$0.12	0.30	$-

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	181.21% - 275.73%
Range of interest rates	0.20% - 1.08%

Warrants

As of September 30, 2024 and June 30, 2024, the Company had 118,968,828 warrants outstanding. The warrants have a term of two to five years and an exercise price range from $0.021 and $0.1187. The Company evaluated the warrants under ASC 815, Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair values. As of September 30, 2024, the weighted average remaining useful life of the warrants was 2.30. The warrants are detailed as follows:

Number of Warrants	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	118,968,828	$0.09	2.50	$-
Granted	-
Exercised	-
Canceled
Outstanding at September 30, 2024	118,968,828	$0.09	2.30	$-
Vested at September 30, 2024	118,968,828	$0.09	2.30	$-
Exercisable at September 30, 2024	118,968,828	$0.09	2.30	$-

NOTE 11 – SUBSEQUENT EVENTS

On October 1, 2024, the Company issued 2,200,000 common shares that were converted from 2,200 Series A preferred shares.

On October 1, 2024, the Company issued 8,800,000 common shares that were converted from convertible notes with a principal amount of $80,000 and accrued interest of $8,000.

On October 21, 2024, the Company issued 5,500,000 common shares that were converted from convertible notes with a principal amount of $50,000 and accrued interest of $5,000.

On October 22, 2024, the Company issued 1,000,000 common shares that were converted from 1,000 Series A preferred shares.

On October 25, 2024, the Company issued 2,200,000 common shares that were converted from convertible notes with a principal amount of $20,000 and accrued interest of $2,000.

On November 4, 2024, 1,000,000 common shares were cancelled reversing the issuance on October 22, 2024.

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

This section of the report should be read together with Footnotes of the Company’s audited consolidated financials for the year ended June 30, 2024. The unaudited condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 are compared in the sections below.

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

On December 6, 2023, the Company initiated legal proceedings against XTI.  See Litigation section below for a summary of the related legal proceedings.

Stock Sales

None.

Convertible Notes Issued

None.

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

Three Months Ended September 30, 2024, Results of Operations Compared with Three Months Ended September 30, 2023

	For the three months ended
	September 30,	September 30,
	2024	2023	$
Operating expenses:
Consulting and advisory fees	$88,983	$51,695	$37,288
Related party consulting fees	123,000	97,500	25,500
General and administrative expenses	56,445	52,399	4,046
Professional fees	63,806	90,314	(26,508)
Research and development expense	26,561	26,982	(421)
Total operating expenses	358,795	318,890	39,905
Operating loss	(358,795)	(318,890)	39,905

Other expenses:
Amortization of debt discount	(16,802)	-	(16,802)
Interest expense	(61,617)	(20,674)	(40,943)
Gain on extinguishment of debt	64,992	-	64,992
Change in fair value of convertible bridge loans	-	(2,448)	2,448
Total other (expense)	(13,427)	(23,122)	9,695
Net loss	$(372,222)	$(342,012)	$(30,210)

Consulting and advisory fees

Total consulting and advisory expenses were $88,983 and $51,695 for the three months ended September 30, 2024 and 2023, respectively. In the prior period, there were increased expenses due to stock issuances for services relating to advisory agreements.

Related Party Consulting Fees

Total related party consulting fees were $123,000 and $97,500 for the three months ended September 30, 2024 and 2023, respectively. The related party consulting fees for the three months ended September 30, 2024, consisted of (i) $55,000 to Ancient Investments, LLC, (ii) $23,000 for AMP Web Services, LLC, (iii) $30,000 to Edward DeFeudis, and (iv) $15,000 for Keystone Business Development Partners, LLC. The related party consulting fees for the three months ended September 30, 2023, consisted of (i) $57,500 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations, (ii) $14,000 for AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO, (iii) $21,000 to Edward DeFeudis, Director, and (iv) $5,000 for Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO.  In the prior period, there were decreased expenses relating to reduced available funds.  Related party consulting fees are paid to Company management to their respective entities for managerial and consulting services relating to Company operations.

General and administrative expenses

Total general and administrative expenses were $56,445 and $52,399 for the three months ended September 30, 2024 and 2023, respectively. The primary reason for the increase was there were increased expenses related to our subsidiary BlueGreen Composites, LLC. Expenses for BlueGreen Composites, LLC, relate to research, testing and business development costs for the Company’s advanced materials operations.

Professional Fees

Total professional fees were $63,806 and $90,314 for the three months ended September 30, 2024 and 2023, respectively. The primary reason for the decrease was there were higher auditing fees and legal costs associated with a patent in the prior period.

Research and Development Expenses

Total research and development expenses were $26,561 and $26,982 for the three months ended September 30 2024 and 2023, respectively. The difference between the periods were de minimis.

Other (Expenses)

Total other expenses consist of interest expense related to convertible notes, amortization of debt discount, gain on extinguishment of debt and change in fair value of the convertible bridge loans. Total other expenses were $13,427 for the three months ended September 30, 2024, compared to $23,122 for the three months ended September 30, 2023. The increase was primarily due to increased interest expense related to additional convertible notes offset by gain on loss on extinguishment of debt.

Net loss

Total net loss was $372,222 for the three months ended September 30, 2024, compared to $342,012 for the three months ended September 30, 2023. The increase was primarily related to increased consulting and advisory fees, increased related party consulting fees, and increased interest expense.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. On September 30, 2024, and June 30, 2024, the Company had $300,002 and $653,117 in cash, respectively, and $8,532,513 and $8,661,248 in negative working capital, respectively. On September 30, 2024, the principal balance of the Auctus Senior Secured Promissory Note was $5,850,000. The Note matured on March 15, 2023, and the company has been in discussions with Auctus to resolve the liability. For the three months ended September 30, 2024 and 2023, the Company had a net loss of $372,222 and $342,012, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. To implement its business plan, the Company must raise sufficient funds in the form of equity, debt, or a combination thereof.  Until the Company develops profitable operations, it is dependent upon management continually raising funds.

During the three months ended September 30, 2024, the Company’s operating activities used $353,095 of net cash used compared to using $308,127 of net cash used in our operating activities during the three months ended September 30, 2023. This difference primarily related to stock issued for services in the current period. During the three months ended September 30, 2024, our investing activities were $0 compared to $139,947 of net cash used in our investing activities during the three months ended September 30, 2023. This difference related to cash issued for notes receivable during the three months September 30, 2023.  During the three months ended September 30, 2024, our financing activities were $0 compared to $411,000 of net cash added in our financing activities during the three months ended September 30, 2023. This difference related to the issuance of convertible notes during the three months ended September 30, 2023.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 2, Summary of Significant Accounting Policies, contained in the notes to the Company’s unaudited condensed consolidated financial statements for the three months ended September 30, 2024 and 2023 contained in this filing). On an ongoing basis, we evaluate our estimates. The Company bases our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

At September 30, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at September 30, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Refer to Note 6 relating to Auctus Senior Secured Promissory Note

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

To the best of the Company’s knowledge, during the fiscal quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

XERIANT, INC.

Date: November 14, 2024	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: November 14, 2024	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

