Form 10-Q
period 2024-12-31
XERIANT, INC.
filed 2025-02-14
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number: 000-54277

XERIANT, INC.
(Exact name of registrant as specified in its charter).

Nevada	27-1519178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 FAU Blvd., Suite 400 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (561) 491-9595

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
N/A	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 13, 2025, the Registrant had outstanding 658,568,559 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(UNAUDITED)

XERIANT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2024	June 30, 2024

Assets
Current assets
Cash	$254,195	$653,117
Prepaids	14,427	2,931
Note receivable	-	8,163
Total current assets	268,622	664,211

Deposits	-	12,546
Property & equipment, net	3,239	3,995
Operating lease right-of-use asset	4,738	32,253
Total assets	$276,599	$713,005

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$927,381	$1,211,533
Accrued liabilities, related party	12,500	20,000
Shares to be issued	25,000	75,200
Convertible notes payable, net of discount - in default	5,900,000	5,850,000
Convertible notes payable, net of discount	2,095,803	2,132,529
Lease liability, current	5,392	36,197
Total liabilities	8,966,076	9,325,459

Commitments and contingencies (Note 9)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 682,216 and 705,895 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	7	7
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 606,379,671 and 524,853,304 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	6,064	5,248
Common stock to be issued	97,900	51,950
Additional paid in capital	21,564,889	20,899,187
Accumulated deficit	(27,483,811)	(26,708,915)
Total stockholders' deficit	(5,814,941)	(5,752,513)
Non-controlling interest	(2,874,536)	(2,859,941)
Total stockholders' deficit	(8,689,477)	(8,612,454)
Total liabilities and stockholders' deficit	$276,599	$713,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

	For the three months ended		For the six months ended
	December 31,		December 31,
	2024	2023	2024	2023
Operating expenses:
Consulting and advisory fees	$36,137	$102,650	$125,120	$154,345
Related party consulting fees	128,000	77,000	251,000	174,500
General and administrative expenses	145,621	72,849	202,066	125,248
Professional fees	25,810	34,691	89,616	125,005
Research and development expense	15	52,753	26,576	79,735
Total operating expenses	335,583	339,943	694,378	658,833

Loss from operations	(335,583)	(339,943)	(694,378)	(658,833)

Other expenses:
Amortization of debt discount	(25,472)	-	(42,274)	-
Interest expense	(51,379)	(846,654)	(112,996)	(867,328)
(Loss) gain on extinguishment of debt	(4,835)	(20,298)	60,157	(20,298)
Change in fair value of convertible bridge loans	-	-	-	(2,448)
Total other expense	(81,686)	(866,952)	(95,113)	(890,074)

Net loss before income tax expense	(417,269)	(1,206,895)	(789,491)	(1,548,907)

Income tax expense	-	-	-	-

Net loss	(417,269)	(1,206,895)	(789,491)	(1,548,907)

Less net loss attributable to noncontrolling interest	(7,219)	(7,712)	(14,595)	(15,634)

Net loss attributable to common stockholders	$(410,050)	$(1,199,183)	$(774,896)	$(1,533,273)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	596,196,491	423,465,699	571,876,754	408,569,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024
UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		stock to be	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Interest	Total
Balance June 30, 2024	705,895	$7	1,000,000	$10	524,853,304	$5,248	$51,950	$20,899,187	$(26,708,915)	$(2,859,941)	$(8,612,454)

Stock issued for services	-	-	-	-	11,902,182	119	-	217,393	-	-	217,512

Conversion of Series A Preferred to Common Stock	(6,479)	-	-	-	6,479,000	65	-	(65)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	26,950,000	270	-	269,231	-	-	269,501

Net loss	-	-	-	-	-	-	-	-	(364,846)	(7,376)	(372,222)

Balance September 30, 2024	699,416	7	1,000,000	10	570,184,486	5,702	51,950	21,385,746	(27,073,761)	(2,867,317)	(8,497,663)

Stock issued for services	-	-	-	-	967,000	10	-	14,495	-	-	14,505

Conversion of Series A Preferred to Common Stock	(17,200)	-	-	-	17,200,000	172	-	(172)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	16,500,000	165	45,950	164,835	-	-	210,950

Cashless exercise of warrants	-	-	-	-	1,528,185	15	-	(15)	-	-	-

Net loss	-	-	-	-	-	-	-	-	(410,050)	(7,219)	(417,269)

Balance December 31, 2024	682,216	$7	1,000,000	$10	606,379,671	$6,064	$97,900	$21,564,889	$(27,483,811)	$(2,874,536)	$(8,689,477)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023
UNAUDITED
							Common
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock To Be	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Interest	Total
Balance June 30, 2023	757,395	$8	1,000,000	$10	389,433,144	$3,894	$51,950	$19,789,793	$(23,638,461)	$(2,827,294)	$(6,620,100)

Conversion of Series A Preferred to Common Stock	(5,000)	-	-	-	5,000,000	50	-	(50)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	6,600,000	66	-	65,934	-	-	66,000

Net loss	-	-	-	-	-	-	-	-	(334,090)	(7,922)	(342,012)

Balance September 30, 2023	752,395	$8	1,000,000	$10	401,033,144	$4,010	$51,950	$19,855,677	$(23,972,551)	$(2,835,216)	$(6,896,112)

Conversion of Series A Preferred to Common Stock	(18,500)	(1)	-	-	18,500,000	185	-	(185)	-	-	(1)

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	25,511,500	255	-	254,860	-	-	255,115

Net loss	-	-	-	-	-	-	-	-	(1,199,183)	(7,712)	(1,206,895)

Balance December 31, 2023	733,895	$7	1,000,000	$10	445,044,644	$4,450	$51,950	$20,110,352	$(25,171,734)	$(2,842,928)	$(7,847,893)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED

	For the six months ended
	December 31,
	2024	2023

Cash Flows from Operating Activities
Net Loss	$(789,491)	$(1,548,907)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	756	756
Stock option expense	-	-
Stock issued for services	284,006	-
(Gain) loss on extinguishment of debt	(60,157)	20,298
Change in fair value of convertible bridge loans	-	2,448
Amortization of debt discount	42,274	-
Amortization of right of use asset	27,515	24,628
Changes in operating assets and liabilities:
Prepaids and deposits	1,050	(1,755)
Accounts payable and accrued liabilities	(214,320)	897,545
Accrued liability, related party	(7,500)	(12,500)
Shares to be issued	(4,250)	-
Lease liabilities	(30,805)	(26,994)
Net cash from operating activities	(750,922)	(644,481)

Cash Flows from Investing Activities
Cash issued for notes receivable	-	(139,947)
Cash repayments for notes receivable	-	131,784
Net cash from financing activities	-	(8,163)

Cash Flows from Financing Activities
Proceeds from convertible bridge loans	352,000	630,000
Net cash from financing activities	352,000	630,000

Net change in cash	(398,922)	(22,644)

Cash at beginning of period	653,117	61,625

Cash at end of period	$254,195	$38,981

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$480,451	$66,000
Cashless exercise of warrants	$15	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Company Overview

Xeriant, Inc. (the “Company”) is dedicated to the discovery, development and commercialization of disruptive technologies in advanced materials and aerospace which can be successfully integrated and commercialized for deployment across multiple industrial sectors. The Company seeks to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant’s advanced materials line is marketed under the DUREVER™ brand, and includes NEXBOARD™, an eco-friendly, patent-pending composite construction panel made from plastic and fiber waste, designed to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

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

Throughout the second half of 2023, Xeriant began developing its own advanced materials, including proprietary flame-retardant technology for polymers contained in recycled materials.  In 2024 the Company began testing a number of production processes to manufacture its eco-friendly, patent pending, composite construction panel called NEXBOARD™ that can be competitive in the market and produced at industrial scale. Xeriant intends to initially manufacture these wallboards through a contract manufacturer to meet current existing demand indicated by several homebuilders and developers.  NEXBOARD will be available in varying thicknesses and sizes, including standard 48” x 96” sheets.  The Company will need to have this product certified for use in the construction industry, which is in process.  If Xeriant decides to set up its own manufacturing facilities it will need to raise significant capital, which may or may not be available depending on market conditions and other factors.  Xeriant has had ongoing discussions with an investment bank interested in financing these facilities and operations through a series of green bond issuances.

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

Aerospace

The Company seeks to develop or acquire and commercialize disruptive, high-growth-potential technologies in aerospace, including next-generation air and spacecraft, that have potential applications in other industries.  The areas of focus that are reshaping the future of aerospace include advanced materials, advanced air mobility, unmanned aerial systems (drones), AI, hypersonics, communications, cybersecurity, satellites, and renewable energy technology.  The Company’s initial concentration was on the emerging aviation market called advanced air mobility (AAM), the transition to more efficient, eco-friendly, automated and convenient flight operations, enabled by the convergence of technological advancements in design and engineering, composite materials, propulsion systems, battery energy density and manufacturing processes. Next-generation aircraft being developed for this market offers low-cost, on-demand flight for passengers and cargo, utilizing lower altitude airspace and bypassing the traditional hub-and-spoke airport network with vertical takeoff and landing (VTOL) capabilities. Many of these lightweight aircraft are electrically powered through either hybrid or pure battery systems, which allows for quieter, low emission flights over urban areas, however with limited speed and range. Hydrogen powered aircraft have already been prototyped and are expected to become more prevalent over the next decade.  The development of solid-state hydrogen technology may address the safety, large-area storage requirement limitations for gaseous-state hydrogen.  The Company plans to partner with and acquire strategic interests in visionary companies that accelerate our mission of commercializing critical breakthrough aerospace technologies which enhance sustainability, performance, and safety.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company, American Aviation Technologies, LLC and BlueGreen Composites, LLC, its subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim information and in accordance with the instructions to Form 10Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The unaudited condensed consolidated financial statements, which include the accounts of the Company and its subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The financial statements have been prepared using the accrual basis of accounting in accordance with U.S. GAAP and presented in US dollars. The Company’s fiscal year end is June 30. The interim results for the six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the year ending June 30, 2025 or for any future periods.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $27,483,811 as of December 31, 2024. During the six months ended December 31, 2024, the Company’s net loss was $789,491 and at December 31, 2024, the Company had a working capital deficit of $8,697,454. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in approximately three months from February 14, 2025. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Xeriant, Inc., American Aviation Technologies, LLC (“AAT”) and BlueGreen Composites, LLC. The Company owns a 64% controlling interest in AAT; and a 100% interest in BlueGreen Composites, LLC. All intercompany balances and transactions have been eliminated.

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

The inputs to the valuation methodology of warrants were under level 3 fair value measurements.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. During the three and six months ended December 31, 2024 and 2023, there were no impairments.

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

Share-based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. The Company measures the cost of goods or services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. The Company uses the fair value of the Company’ stock price to calculate the fair value of restricted stock. During the six months ended December 31, 2024 and 2023, the Company recognized $232,017 and $0 in share-based compensation expense, respectively. During the three months ended December 31, 2024 and 2023, the Company recognized $14,505 and $0 in share-based compensation expense, respectively. Share-based compensation is included in the condensed consolidated statements of operations under operating expenses.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $26,576 and $79,735 for the six months ended December 31, 2024 and 2023, respectively. The Company incurred research and development expenses of $15 and $52,753 for the three months ended December 31, 2024 and 2023, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred and are included in the general and administrative expenses section of the statement of operations. The Company recorded advertising expenses in the amount of $57,336 and $3,858 for the six months ended December 31, 2024 and 2023, respectively. The Company recorded advertising expenses in the amount of $55,301 and $1,336 for the three months ended December 31, 2024 and 2023, respectively.

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

	Six months ended December 31,
	2024	2023
Warrants	118,968,828	104,802,161
Stock options	2,250,000	21,250,000
Convertible notes payable	881,681,703	723,513,736
Preferred stock	682,216,000	733,895,000
Total	1,685,116,531	1,583,460,897

Segment Reporting

We have determined that we have one reportable segment, which includes discovery, development and commercialization of disruptive technologies in advanced materials and aerospace which can be successfully integrated and commercialized for deployment across multiple industrial sectors.. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources.

Recent Accounting Pronouncements

All other recent accounting pronouncements issued by the Financial Accounting Standards Board, did not or are not believed by management to have a material impact on the Company’s present or future unaudited condensed consolidated financial statements.

NOTE 3 – JOINT VENTURE

Joint Venture with XTI Aircraft

Effective May 31, 2021, Xeriant entered into a Joint Venture with XTI Aircraft Company (“XTI”), named Eco-Aero, LLC, with the purpose of completing the preliminary design review (“PDR”) of XTI’s eVTOL fixed wing aircraft. XTI and the Company each own 50 percent of the XTI JV, and it is managed by a management committee consisting of five members, three appointed by Xeriant and two by XTI. The Company invested approximately $5.5 million into the joint venture after borrowing the funds from Auctus Fund LLC (“Auctus”) through a Senior Secured Promissory Note, through an introduction from Maxim Group, LLC, the Company’s investment banker at the time. The borrowed funds from Auctus were intended to be a bridge loan that would be resolved through an IPO (Initial Public Offering) and uplist to Nasdaq in a merger with XTI, which did not occur because XTI refused to move forward with the merger. The PDR was completed during the first quarter of 2022 according to XTI, which was the purpose of the joint venture.

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

The Company includes the assets and liabilities related to the VIE in the condensed consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation of the VIE. Xeriant, Inc. provides cash to the VIE to fund its operations. The carrying amounts of the consolidated VIE's assets and liabilities associated with the VIE subsidiary were as follows:

	December 31, 2024	June 30, 2024
Assets
Cash	$-	$-
Total Assets	$-	$-

Liabilities
Due to Xeriant Inc.	$4,475,155	$4,475,155
Total Liabilities	$4,475,155	$4,475,155

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On December 31, 2024, and June 30, 2024, the Company had $0 in excess of FDIC insurance.

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

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the condensed consolidated statements of operations. During the six months ended December 31, 2024 and 2023, the Company recorded $26,494 and $26,550 in rent expense in general and administrative expenses on the condensed consolidated statements of operations. During the three months ended December 31, 2024 and 2023, the Company recorded $13,237 $13,266 in rent expense in general and administrative expenses on the condensed consolidated statements of operations.

Right-of-use asset is summarized below:

	December 31, 2024	June 30, 2024
Office lease	$220,448	$220,448
Less accumulated amortization	(215,710)	(188,195)
Right of use assets, net	$4,738	$32,253

Operating lease liability is summarized below:

	December 31, 2024	June 30, 2024
Office lease	$5,392	$36,197
Less: current portion	(5,392)	(36,197)
Long term portion	$-	$-

Maturity of lease liabilities are as follows:

Year ended June 30, 2025	$5,392
Total future minimum lease payments	5,392
Less: Present value discount	-
Lease liability	$5,392

 NOTE 6 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

The carrying value of convertible notes payable as of December 31, 2024, and June 30, 2024, was $5,900,000 and $5,850,000, respectively.

	December 31,	June 30,
Convertible Notes Payable	2024	2024
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$5,900,000	$5,850,000
Total face value	$5,900,000	$5,850,000

Auctus Fund LLC Senior Secured Note

Through Maxim Group, LLC, Xeriant was introduced to Auctus Fund LLC (“Auctus”) for the purpose of providing bridge loan funding to satisfy the requirements of a pending merger with XTI Aircraft under a letter of intent signed in September 2021.  On October 27, 2021, the Company issued a convertible note payable with Auctus with the principal of $6,050,000, consisting of $5,142,500, which was the actual amount funded, plus an original issue discount in the amount of $907,500 for interest on the unpaid principal amount at the rate of zero percent per annum from the issue date until the note becomes due and payable.  The closing costs were $433,550, which included $308,550 in fees paid to Maxim and professional fees for completing the transaction. The Note had an initial due date of October 27, 2022. The Auctus Note provides the holder has the option to convert the principal balance to common stock of the Company at a conversion price of the lesser of (i) $0.1187 or (ii) 75% of the offering price per share divided by the number of shares of common stock. The Auctus Note is secured by the grant of a first priority security interest in the assets of the Company. In connection with the Auctus Note, the Company issued warrants indexed to an aggregate of 50,968,828 shares of common stock. The warrants have a term of five years and an exercise price of $0.1187.  The exercise price can be adjusted downward to match the price of the Company’s most recent issuance of common shares.

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

As of September 30, 2024, and June 30, 2024, a total of $50,000 remained outstanding, and was recorded within accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets. As of December 31, 2024, the $50,000 accrued liability was consolidated into the balance of the convertible note payable.  During the year ended June 30, 2024, the Company recorded $1,070,729 in default interest related to the note. On October 6, 2023, Auctus converted $200,115 in interest into 20,011,500 shares of common stock and on April 5, 2024, Auctus converted $227,067 in interest into 22,706,700 shares of common stock. As of December 31, 2024, and June 30, 2024, the balance of accrued interest of this note was $643,546, which is recorded in the accounts payable and accrued liabilities section of the balance sheet.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount at December 31, 2024 and June 30, 2024 was as follows:

	December 31,	June 30,
Convertible Notes Payable	2024	2024
Convertible notes payable (10% interest)	$2,101,000	$2,180,000
Less unamortized discount	(5,197)	(47,471)
Total face value	$2,095,803	$2,132,529

Between January 13, 2023, and December 16, 2024, the Company issued convertible bridge loans with an aggregate face value of $2,746,000. The notes have a coupon rate of 10% and a maturity date of one year. The Notes are convertible at a fixed price of $0.01 per share. In connection with the Notes, holders of $150,000 in principal were issued 15,000,000 warrants during the fiscal year ended June 30, 2024. These warrants have an exercise price of $0.01 per share and have a three-year expiration date.

During the six months ended December 31, 2024, $395,000 in principal and $39,500 in accrued interest was converted into 43,450,000 shares of common stock.

During the six months ended December 31, 2024 and 2023, the Company recorded $112,996 and $42,298 in interest expense related to these notes, respectively. During the three months ended December 31, 2024 and 2023, the Company recorded $54,380 and $21,624 in interest expense related to these notes, respectively. As of December 31, 2024 and June 30, 2024, the balance of accrued interest related to these loans was $172,271 and $101,724, respectively.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting fees

During the six months ended December 31, 2024 and 2023, the Company recorded $108,500 and $94,500 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. During the three months ended December 31, 2024 and 2023, the Company recorded $53,500 and $37,000, respectively, in consulting fees to Ancient Investments, LLC. As of December 31, 2024, and June 30, 2024, $0 was accrued.

For the six months ended December 31, 2024 and 2023, the Company recorded $60,000 and $41,000 respectively, in consulting fees to Edward DeFeudis, a Director of the Company. During the three months ended December 31, 2024 and 2023, the Company recorded $30,000 and $20,000 respectively, in consulting fees to Edward DeFeudis. As of December 31, 2024, and June 30, 2024, $15,000 was accrued.

During the six months ended December 31, 2024 and 2023, the Company recorded $57,500 and $29,000 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. During the three months ended December 31, 2024 and 2023, the Company recorded $29,500 and $15,000 respectively, in consulting fees to Pablo Lavigna. As of December 31, 2024, and June 30, 2024, $10,500 and $0 was accrued, respectively.

During the six months ended December 31, 2024 and 2023, the Company recorded $25,000 and $10,000 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. During the three months ended December 31, 2024 and 2023, the Company recorded $15,000 and $5,000 respectively, in consulting fees to Keystone Business Development Partners. As of December 31, 2024, and June 30, 2024, $0 and $5,000 was accrued, respectively.

The above transactions are not necessarily what third parties would agree to.

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

There were no Advisory Agreements executed during the six months ended December 31, 2024, or the year ended June 30, 2024.

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

NOTE 10 – EQUITY

Common Stock

As of December 31, 2024, and June 30, 2024, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 606,379,671 and 524,853,304 shares issued and outstanding as of December 31, 2024, and June 30, 2024, respectively.

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

•	Conversion: Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time into shares of Common Stock on a 1:1,000 basis.

•	The shares of Series A Preferred Stock are redeemable at the option of the Corporation upon not less than 30 days written notice to the holders. It is not mandatorily redeemable.

As of December 31, 2024, and June 30, 2024, the Company had 682,216 and 705,895 shares of Series A preferred stock issued and outstanding, respectively.

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

Stock Options

In connection with certain advisory board compensation agreements, the Company issued an aggregate 21,250,000 options at an exercise price of $0.12 per share for the year ended June 30, 2022. These options vest quarterly over twenty-four months and have a term of three years. The grant date fair value was $3,964,207. The Company recorded compensation expense in the amount of $0 and $515,917 for these options for the six months ended December 31, 2024 and 2023, respectively. As of June 30, 2024, there was $0 of total unrecognized compensation cost related to non-vested portion of options granted.

As of December 31, 2024, there are 2,250,000 options outstanding, of which 2,250,000 are exercisable. The weighted average remaining term is 0.01 years.

A summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	21,250,000	$0.12	1.11
Granted	-
Exercised	-	-
Canceled	(19,000,000)	-
Outstanding at December 31,2024	2,250,000	$0.12	0.01	$-
Exercisable at December 31,2024	2,250,000	$0.12	0.01	$-

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	181.21% - 275.73%
Range of interest rates	0.20% - 1.08%

Warrants

As of December 31, 2024, and June 30, 2024, the Company had 118,668,828 and 120,497,013 warrants outstanding. The warrants have a term of two to five years, and an exercise price range from $0.021 and $0.1187. The Company evaluated the warrants under ASC 815, Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair values. As of December 31, 2024, the weighted average remaining useful life of the warrants was 2.05. The warrants are detailed as follows:

Number of Warrants	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	120,497,013	$0.09	2.50	$-
Granted	-
Exercised	(1,528,185)
Canceled	(300,000)
Outstanding at December 31, 2024	118,668,828	$0.09	2.05	$-
Vested at December 31, 2024	118,668,828	$0.09	2.05	$-
Exercisable at December 31, 2024	118,668,828	$0.09	2.05	$-

NOTE 11 – SUBSEQUENT EVENTS

Litigation Against XTI Aircraft Company

On February 29, 2024, Xeriant, Inc. (the “Company”) filed an Amended Complaint in the United States District Court for the Southern District of New York against XTI Aircraft Co. (“XTI”), the wholly owned and principal operating subsidiary of XTI Aerospace Inc. (Nasdaq: XTIA). alleging that XTI, engaged over a period of time in (1) intentional fraudulent conduct against Xeriant, (2) fraudulent concealment, (3) breach of contract, (4) quantum meruit, (5) unjust enrichment, (6) unfair competition, and (7) misappropriation of confidential information, and sought, among other things, damages in excess of $500 million.  XTI moved before the Court on March 13, 2024, seeking to dismiss all Xeriant’s claims except for breach of contract.  Xeriant argued before the Court that all of these claims were legitimately alleged and should not be dismissed.  On January 14, 2025, the Court agreed with Xeriant’s position that its claims were validly alleged and denied all of XTI’s arguments in their entirety. The Court has ordered that XTI must file an Answer to the Amended Complaint, and Xeriant intends to proceed to take discovery.  On January 22, 2025, the Company issued a press release and an 8-K relating to the Court’s decision.

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

This section of the report should be read together with Footnotes of the Company’s audited financials for the year ended June 30, 2024. The unaudited condensed consolidated statements of operations for the six months ended December 31, 2024 and 2023 are compared in the sections below.

Executive Summary

Xeriant is dedicated to the discovery, development and commercialization of disruptive technologies in advanced materials and aerospace which can be successfully integrated and commercialized for deployment across multiple industrial sectors. The Company seeks to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant’s advanced materials line is marketed under the DUREVER™ brand, and includes NEXBOARD™, an eco-friendly, patent-pending composite construction panel made from plastic and fiber waste, designed to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

Joint Venture with XTI Aircraft

Effective May 31, 2021, Xeriant entered into a Joint Venture with XTI Aircraft Company (“XTI”), named Eco-Aero, LLC, with the purpose of completing the preliminary design review (“PDR”) of XTI’s eVTOL fixed wing aircraft. XTI and the Company each own 50 percent of the XTI JV, and it is managed by a management committee consisting of five members, three appointed by Xeriant and two by XTI. The Company invested approximately $5.5 million into the joint venture after borrowing the funds from Auctus Fund LLC (“Auctus”) through a Senior Secured Promissory Note, through an introduction from Maxim Group, LLC, the Company’s investment banker at the time. The borrowed funds from Auctus were intended to be a bridge loan that would be resolved through an IPO (Initial Public Offering) and uplist to Nasdaq in a merger with XTI, which did not occur because XTI refused to move forward with the merger. The PDR was completed during the first quarter of 2022 according to XTI, which was the purpose of the joint venture.

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

Stock Sales

None.

Convertible Notes Issued

During the six months ended December 31, 2024, the Company received $346,000 from issuance of convertible debt.

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

See Note 11, Subsequent Events for additional information on Litigation occurring subsequent to December 31, 2024.

There is no pending litigation against the Company and to our knowledge no litigation is contemplated or threatened. To our knowledge, none of our directors, officers, 5% shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on our business, financial condition, or operating results.

Six months ended December 31, 2024, Results of Operations Compared with six months ended December 31, 2023

	For the six months ended
	December 31,		Variance
	2024	2023	$

Operating expenses:
Consulting and advisory fees	$125,120	$154,345	$(29,225)
Related party consulting fees	251,000	174,500	76,500
General and administrative expenses	202,066	125,248	76,818
Professional fees	89,616	125,005	(35,389)
Research and development expense	26,576	79,735	(53,159)
Total operating expenses	694,378	658,833	35,545
Operating loss	(694,378)	(658,833)	(35,545)

Other expenses:
Amortization of debt discount	(42,274)	-	(42,274)
Interest expense	(112,996)	(867,328)	754,332
Loss on extinguishment of debt	(4,835)	(20,298)	15,463
Gain on extinguishment of debt	64,992	-	64,992
Change in fair value of convertible bridge loans	-	(2,448)	2,448
Total other (expense)	(95,113)	(890,074)	794,961
Net loss	$(789,491)	$(1,548,907)	$759,416

Consulting and advisory fees

Total consulting and advisory expenses were $125,120 and $154,345 for the six months ended December 31, 2024 and 2023, respectively, a decrease of $29,225. In the prior period, there were increased expenses due to stock issuances for services relating to advisory agreements.

Related Party Consulting Fees

Total related party consulting fees were $251,000 and $174,500 for the six months ended December 31, 2024 and 2023, respectively, an increase of $76,500. The primary reason for the increase was increased available funds. Payments to related parties are variable based upon Company’s ability to make payments.

General and administrative expenses

Total general and administrative expenses were $202,066 and $125,248 for the six months ended December 31, 2024 and 2023, respectively, an increase of $76,818. The primary reason for the increase was increased expenses related to our subsidiary BlueGreen Composites, LLC. Expenses for BlueGreen Composites, LLC, relate to research, testing and business development costs for the Company’s advanced materials operations.

Professional Fees

Total professional fees were $89,616 and $125,005 for the six months ended December 31, 2024 and 2023, respectively, a decrease of $35,389. The primary reason for the decrease was higher auditing fees and legal costs associated with a patent in the prior period.

Research and Development Expenses

Total research and development expenses were $26,576 and $79,735 for the six months ended December 31 2024 and 2023, respectively, a decrease of $53,159. The primary reason for the decrease was increased testing and related travel costs in the prior period.

Other Income (Expenses)

Total other expenses consist of amortization of debt discount, interest expense related to convertible notes, loss and gain on extinguishment of debt and change in fair value of the convertible bridge loans. Total other expenses were $95,113 for the six months ended December 31, 2024, compared to $890,074 for the six months ended December 31, 2023. The decrease of $794,961 was primarily due to recording the Auctus default interest in the prior period.

Net loss

Total net loss was $789,491 for the six months ended December 31, 2024, compared to $1,548,907 for the six months ended December 31, 2023, a decrease of $759,416. The decrease of $759,416 was primarily due to recording the Auctus default interest in the prior period.

Three months ended December 31, 2024 Results of Operations Compared with three months ended December 31, 2023

	For the three months ended
	December 31,		Variance
	2024	2023	$

Operating expenses:
Consulting and advisory fees	$36,137	$102,650	$(66,513)
Related party consulting fees	128,000	77,000	51,000
General and administrative expenses	145,621	72,849	72,772
Professional fees	25,810	34,691	(8,881)
Research and development expense	15	52,753	(52,738)
Total operating expenses	335,583	339,943	(4,360)
Operating loss	(335,583)	(339,943)	4,360

Other expenses:
Amortization of debt discount	(25,472)	-	(25,472)
Interest expense	(51,379)	(846,654)	795,275
Loss on extinguishment of debt	(4,835)	(20,298)	15,463
Total other (expense)	(81,686)	(866,952)	785,266
Net loss	$(417,269)	$(1,206,895)	$789,626

Consulting and advisory fees

Total consulting and advisory expenses were $36,137 and $102,650 for the three months ended December 31, 2024 and 2023, respectively, a decrease of $66,513. In the prior period, there were increased expenses due to stock issuances for services relating to advisory agreements.

Related Party Consulting Fees

Total related party consulting fees were $128,000 and $77,000 for the three months ended December 31, 2024 and 2023, respectively, an increase of $51,000. The primary reason for the increase was increased available funds. Payments to related parties are variable based upon Company’s ability to make payments.

General and administrative expenses

Total general and administrative expenses were $145,621 and $72,849 for the three months ended December 31, 2024 and 2023, respectively, an increase of $72,772. The primary reason for the increase was increased expenses related to our subsidiary BlueGreen Composites, LLC. Expenses for BlueGreen Composites, LLC, relate to research, testing and business development costs for the Company’s advanced materials operations.

Professional Fees

Total professional fees were $25,810 and $34,691 for the three months ended December 31, 2024 and 2023, respectively a decrease of $8,881. The primary reason for the decrease was higher auditing fees and legal costs associated with a patent in the prior period.

Research and Development Expenses

Total research and development expenses were $15 and $52,753 for the three months ended December 31 2024 and 2023, respectively, a decrease of $52,738. The primary reason for the decrease was reduced research and development expenses relating to BlueGreen Composites, LLC, during the current quarter.

Other Income (Expenses)

Total other expenses consist of amortization of debt discount, interest expense related to convertible notes, loss and gain on extinguishment of debt and change in fair value of the convertible bridge loans. Total other expenses were $81,686 for the three months ended December 31, 2024, compared to $866,952 for the three months ended December 31, 2023. The decrease of $785,266 was primarily due to recording the Auctus default interest in the prior period.

Net loss

Total net loss was $417,269 for the three months ended December 31, 2024, compared to $1,206,895 for the three months ended December 31, 2023. The decrease of $789,626 was primarily due to recording the Auctus default interest in the prior period.

Liquidity and Capital Resources

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. On December 31, 2024, and June 30, 2024, the Company had $254,195 and $653,117 in cash, respectively, and $8,697,454 and $8,661,248 in negative working capital, respectively. On December 31, 2024, the principal balance of the Auctus Senior Secured Promissory Note was $5,900,000. The Note matured on March 15, 2023, and the company has been in discussions with Auctus to resolve the liability. For the three months ended December 31, 2024 and 2023, the Company had a net loss of $417,269 and $1,206,895, respectively. For the six months ended December 31, 2024 and 2023, the Company had a net loss of $789,491 and $1,548,907, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. To implement its business plan, the Company must raise sufficient funds in the form of equity, debt, or a combination thereof.  Until the Company develops profitable operations, it is dependent upon management continually raising funds.

During the six months ended December 31, 2024, the Company’s operating activities used $750,922 of net cash used compared to using $644,481 of net cash used in our operating activities during the six months ended December 31, 2023. This difference primarily related to stock issued for services in the current period. During the six months ended December 31, 2024, our investing activities were $0 compared to $8,163 of net cash used in our investing activities during the six months ended December 31, 2023. This difference related to net cash issued for notes receivable during the six months December 31, 2023.  During the six months ended December 31, 2024, our financing activities were $352,000 compared to $630,000 of net cash added in our financing activities during the six months ended December 31, 2023. This difference related to the additional issuances of convertible notes during the six months ended December 31, 2023.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 2, Summary of Significant Accounting Policies, contained in the notes to the Company’s condensed consolidated financial statements for the six months ended December 31, 2024 and 2023 contained in this filing). On an ongoing basis, we evaluate our estimates. The Company bases our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

At December 31, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that, at December 31, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement and alleging fraudulent acts, deceptive maneuvers and intentional breaches, seeking a range of remedies.  These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.  On February 29, 2024, the Company filed a Second Amended Complaint against XTI, along with other unnamed defendants, on February 29, 2024, and on March 13, 2024, XTI filed a partial Motion to Dismiss.  On April 10, 2024, the Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss the Company’s Second Amended Complaint and is waiting for the court to rule on the matter.

See Note 11, Subsequent Events for additional information on Litigation occurring subsequent to December 31, 2024

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

XERIANT, INC.

Date: February 14, 2025	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: February 14, 2025	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

