Form 10-Q
period 2025-03-31
XERIANT, INC.
filed 2025-05-15
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2025, the Registrant had outstanding 686,896,625 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

XERIANT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2025	June 30, 2024
	Unaudited
Assets
Current assets
Cash	$53,587	$653,117
Prepaids	8,335	2,931
Note receivable	-	8,163
Total current assets	61,922	664,211

Deposits	-	12,546
Property & equipment, net	2,861	3,995
Operating lease right-of-use asset, net	8,389	32,253
Total assets	$73,172	$713,005

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$954,928	$1,211,533
Accrued liabilities, related party	4,000	20,000
Shares to be issued	57,000	75,200
Convertible notes payable, net of discount - in default	5,900,000	5,850,000
Convertible notes payable, net of discount	1,740,000	2,132,529
Lease liability, current	4,174	36,197
Total current liabilities	8,660,102	9,325,459

Lease liability, long-term	4,215	-
Total liabilities	8,664,317	9,325,459

Commitments and contingencies (Note 9)

Stockholders’ deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 672,116 and 757,395 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	7	7
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 681,131,059 and 524,853,304 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	6,811	5,248
Common stock to be issued	97,900	51,950
Additional paid in capital	22,192,742	20,899,187
Accumulated deficit	(28,011,467)	(26,708,915)
Total stockholders’ deficit	(5,713,997)	(5,752,513)
Non-controlling interest	(2,877,148)	(2,859,941)
Total stockholders’ deficit	(8,591,145)	(8,612,454)
Total liabilities and stockholders’ deficit	$73,172	$713,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2025	2024	2025	2024
Operating expenses:
Consulting and advisory fees	$141,600	$39,650	$266,720	$193,995
Related party consulting fees	113,500	89,500	364,500	264,000
General and administrative expenses	102,087	68,309	304,153	193,557
Professional fees	71,507	87,981	161,123	212,986
Research and development expense	30,224	67,524	56,800	147,259
Total operating expenses	458,918	352,964	1,153,296	1,011,797

Loss from operations	(458,918)	(352,964)	(1,153,296)	(1,011,797)

Other income (expenses):
Amortization of debt discount	(5,197)	(2,569)	(47,471)	(2,569)
Interest expense	(66,153)	(28,563)	(179,149)	(895,891)
Gain (loss) on extinguishment of debt	-	-	60,157	(20,298)
Change in fair value of convertible bridge loans	-	-	-	(2,448)
Total other expense, net	(71,350)	(31,132)	(166,463)	(921,206)

Net loss before income tax expense	(530,268)	(384,096)	(1,319,759)	(1,933,003)

Income tax expense	-	-	-	-

Net loss	(530,268)	(384,096)	(1,319,759)	(1,933,003)

Less net loss attributable to noncontrolling interest	(2,612)	(7,769)	(17,207)	(23,403)

Net loss attributable to common stockholders	$(527,656)	$(376,327)	$(1,302,552)	$(1,909,600)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	654,797,086	449,266,866	599,035,774	422,070,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025

UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		stock to be	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Interest	Total
Balance June 30, 2024	705,895	$7	1,000,000	$10	524,853,304	$5,248	$51,950	$20,899,187	$(26,708,915)	$(2,859,941)	$(8,612,454)

Stock issued for services	-	-	-	-	11,902,182	119	-	217,393	-	-	217,512

Conversion of Series A Preferred to Common Stock	(6,479)	-	-	-	6,479,000	65	-	(65)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	26,950,000	270	-	269,231	-	-	269,501

Net loss	-	-	-	-	-	-	-	-	(364,846)	(7,376)	(372,222)

Balance September 30, 2024	699,416	7	1,000,000	10	570,184,486	5,702	51,950	21,385,746	(27,073,761)	(2,867,317)	(8,497,663)

Stock issued for services	-	-	-	-	967,000	10	-	14,495	-	-	14,505

Conversion of Series A Preferred to Common Stock	(17,200)	-	-	-	17,200,000	172	-	(172)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	16,500,000	165	45,950	164,835	-	-	210,950

Cashless exercise of warrants	-	-	-	-	1,528,185	15	-	(15)	-	-	-

Net loss	-	-	-	-	-	-	-	-	(410,050)	(7,219)	(417,269)

Balance December 31, 2024	682,216	$7	1,000,000	$10	606,379,671	$6,064	$97,900	$21,564,889	$(27,483,811)	$(2,874,536)	$(8,689,477)

Stock issued for services	-	-	-	-	2,562,500	26	-	49,974	-	-	50,000

Conversion of Series A Preferred to Common Stock	(10,100)	-	-	-	10,100,000	101	-	(101)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	62,088,888	620	-	577,980	-	-	578,600

Net loss	-	-	-	-	-	-	-	-	(527,656)	(2,612)	(530,268)

Balance March 31, 2025	672,116	$7	1,000,000	$10	681,131,059	$6,811	$97,900	$22,192,742	$(28,011,467)	$(2,877,148)	$(8,591,145)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024

UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock To Be	Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Interest	Total
Balance June 30, 2023	757,395	$8	1,000,000	$10	389,433,144	$3,894	$51,950	$19,789,793	$(23,638,461)	$(2,827,294)	$(6,620,100)

Conversion of Series A Preferred to Common Stock	(5,000)	-	-	-	5,000,000	50	-	(50)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	6,600,000	66	-	65,934	-	-	66,000

Net loss	-	-	-	-	-	-	-	-	(334,090)	(7,922)	(342,012)

Balance September 30, 2023	752,395	$8	1,000,000	$10	401,033,144	$4,010	$51,950	$19,855,677	$(23,972,551)	$(2,835,216)	$(6,896,112)

Conversion of Series A Preferred to Common Stock	(18,500)	(1)	-	-	18,500,000	185	-	(185)	-	-	(1)

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	25,511,500	255	-	254,860	-	-	255,115

Net loss	-	-	-	-	-	-	-	-	(1,199,183)	(7,712)	(1,206,895)

Balance December 31, 2023	733,895	$7	1,000,000	$10	445,044,644	$4,450	$51,950	$20,110,352	$(25,171,734)	$(2,842,928)	$(7,847,893)

Conversion of Series A Preferred to Common Stock	(10,000)	-	-	-	10,000,000	100	-	(100)	-	-	-

Warrants issued with convertible debt		-	-	-	-	-		66,660	-	-	66,660

Net loss	-	-	-	-	-	-	-	-	(376,327)	(7,769)	(384,096)

Balance March 31, 2024	723,895	$7	1,000,000	$10	455,044,644	$4,550	$51,950	$20,176,912	$(25,548,061)	$(2,850,697)	$(8,165,329)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ended
	March 31,
	2025	2024

Cash Flows from Operating Activities
Net Loss	$(1,319,759)	$(1,933,003)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	1,134	1,134
Stock issued for services	282,017	-
(Gain) Loss on extinguishment of debt	(60,157)	20,298
Change in fair value of convertible bridge loans	-	2,448
Amortization of debt discount	47,471	2,569
Changes in operating assets and liabilities:
Amortization of right of use asset	32,253	37,463
Prepaids	7,142	(3,155)
Accounts payable and accrued liabilities	(82,184)	866,168
Accrued liabilities, related party	(16,000)	(12,500)
Shares to be issued	27,750	-
Lease liability	(36,197)	(41,316)
Net cash from operating activities	(1,116,530)	(1,059,894)

Cash Flows from Investing Activities
Cash issued for notes receivable	-	(139,947)
Cash repayments for notes receivable	-	131,784
Net cash from financing activities	-	(8,163)

Cash Flows from Financing Activities
Proceeds from convertible bridge loans	517,000	1,380,000
Net cash from financing activities	517,000	1,380,000

Net change in cash	(599,530)	311,943

Cash at beginning of period	653,117	61,625

Cash at end of period	$53,587	$373,568

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$(42,488)	$321,115
Cashless exercise of warrants	$15	$-
Warrants issued with convertible notes payable	$-	$6,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2025

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

Advanced Materials

A primary focus of the Company is the development and commercialization of eco-friendly advanced materials, especially in the area of nanotechnology, which have applications across a broad range of industries and the potential to generate significant near-term revenue. The Company’s strategy encompasses licensing arrangements, joint ventures, or combinations which could allow for more rapid access to the market with reduced capital requirements and financial risk. Some partner companies may provide production and distribution infrastructure, which could streamline testing and certification as well as add brand recognition. Once the Company establishes sufficient production capabilities, the advanced materials may be sold as standalone products, enhancements to existing products, or used in the development of proprietary products under new trademarked brands owned by the Company. The Company is exploring manufacturing and branding opportunities for specific products derived from advanced materials acquired or developed, which would involve setting up production facilities, equipment, systems and supply chains.

Throughout the second half of 2023, Xeriant began developing its own advanced materials, including proprietary flame-retardant technology for polymers contained in recycled materials.  In 2024 the Company began testing a number of production processes to manufacture its eco-friendly, patent pending, composite construction panel called NEXBOARD™ that can be competitive in the market and produced at industrial scale. Xeriant intends to initially manufacture these wallboards through a contract manufacturer to meet current existing demand indicated by several homebuilders and developers.  During the first quarter of 2025, Xeriant appointed two Senior Advisors who are experts in nanomaterials, which will help expand Xeriant’s portfolio of advanced materials and products.  NEXBOARD will be available in varying thicknesses and sizes, including standard 48” x 96” sheets.  The Company will need to have this product certified for use in the construction industry, which is in process.  If Xeriant decides to set up its own manufacturing facilities it will need to raise significant capital, which may or may not be available depending on market conditions and other factors.  Xeriant has had ongoing discussions with an investment bank interested in financing these facilities and operations through a series of green bond issuances although no engagement agreement has been entered into.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company, American Aviation Technologies, LLC and BlueGreen Composites, LLC, its subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim information and in accordance with the instructions to Form 10Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S.GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The unaudited condensed consolidated financial statements, which include the accounts of the Company and its subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The financial statements have been prepared using the accrual basis of accounting in accordance with U.S. GAAP and presented in US dollars. The Company’s fiscal year end is June 30. The interim results for the nine months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending June 30, 2025, or for any future periods.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $28,011,467 as of March 31, 2025. During the nine months ended March 31, 2025, the Company’s net loss was $1,319,759 and at March 31, 2025, the Company had a working capital deficit of $8,598,180. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in approximately three months from May 13, 2025. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. During the three and nine months ended March 31, 2025 and 2024, there were no impairments.

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

Share-based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. The Company measures the cost of goods or services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. The Company uses the fair value of the Company’ stock price to calculate the fair value of restricted stock. During the nine months ended March 31, 2025 and 2024, the Company recognized $282,017 and $0 in share-based compensation expense, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized $50,000 and $0 in share-based compensation expense, respectively. Share-based compensation is included in the condensed consolidated statements of operations under consulting and advisory fees.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $56,800 and $147,259 for the nine months ended March 31, 2025 and 2024, respectively. The Company incurred research and development expenses of $30,224 and $67,524 for the three months ended March 31, 2025 and 2024, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred and are included in the general and administrative expenses section of the condensed consolidated statements of operations. The Company recorded marketing expenses in the amount of $125,497 and $4,406 for the nine months ended March 31, 2025 and 2024, respectively. The Company recorded advertising expenses in the amount of $68,161 and $548 for the three months ended March 31, 2025 and 2024, respectively.

Income Taxes

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. The Company’s consolidated federal tax return and any state tax returns are not currently under examination.

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

	Three and Nine months ended March 31,
	2025	2024
Warrants	103,968,828	118,968,828
Stock options	-	21,250,000
Convertible notes payable	830,323,260	823,528,347
Preferred stock	672,116,000	733,895,000
Total	1,606,408,088	1,697,642,175

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

On May 17, 2022, Xeriant signed a Letter Agreement with XTI related to the introduction of XTI to Inpixon, a Nasdaq-listed company. Under this Letter Agreement, if there was a combination or other transaction between XTI and Inpixon, Xeriant would receive compensation of 6 percent of XTI fully diluted pre-merger shares, and XTI would assume the obligations of Xeriant’s Senior Secured Note with Auctus Fund, LLC.  On May 31, 2023, the joint venture was terminated according to an Acceleration Event, which was 24 months from the start of the joint venture.  On June 5, 2023, after suspecting that the obligations under the Letter Agreement were possibly being evaded, the Company transmitted a formal demand letter to XTI requesting compliance with the provisions outlined in the Letter Agreement, and in accordance with section 8 of the JV Agreement with XTI.  On July 25, 2023, Inpixon filed an 8-K, announcing their intention to merge with XTI having executed an Agreement of Plan and Merger with XTI. The filing also showed that XTI had engaged in a transaction with Inpixon on March 10, 2023, receiving $300,000 in funding, which was a compensation triggering event. Inpixon subsequently filed an S-4/A registration statement on October 6, 2023.  On December 6, 2023, the Company initiated legal proceedings against XTI.  See Litigation section at Note 9below  for a summary of the related legal proceedings.

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

	March 31, 2025	June 30, 2024
Assets
Cash	$-	$-
Total Assets	$-	$-

Liabilities
Due to Xeriant Inc.	$4,475,155	$4,475,155
Total Liabilities	$4,475,155	$4,475,155

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On March 31, 2025, and June 30, 2024, the Company had $0 in excess of FDIC insurance.

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leased 2,911 square feet of office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Boulevard, Suite 309, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019, through January 1, 2025, in which the first three months of rent were abated. The lease expired on January 1, 2025, and was not renewed.

On February 13, 2025, the Company executed an agreement to lease 2,320 square feet of office space at 3651 FAU Boulevard, Suite 400, Boca Raton, FL 33431. The lease commencement date is March 1, 2025, and is a month-to-month term not to exceed twenty-four months. The rent is $399 per month.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the condensed consolidated statements of operations. During the nine months ended March 31, 2025 and 2024, the Company recorded $31,330 and $39,376 in rent expense, respectively, in general and administrative expenses on the condensed consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Company recorded $4,836 and $12,825 in rent expense, respectively, in general and administrative expenses on the condensed consolidated statements of operations.

Right-of-use asset is summarized below:

	March 31, 2025	June 30, 2024
Office lease	$8,719	$220,448
Less accumulated amortization	(330)	(188,195)
Right of use assets, net	$8,389	$32,253

Operating lease liability is summarized below:

	March 31, 2025	June 30, 2024
Office lease	$8,389	$36,197
Less: current portion	(4,174)	(36,197)
Long term portion	$4,215	$-

NOTE 6 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

The carrying value of convertible notes payable in default as of March 31, 2025, and June 30, 2024, was $5,900,000 and $5,850,000, respectively.

	March 31,	June 30,
Convertible Notes Payable	2025	2024
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$5,900,000	$5,850,000
Total face value	$5,900,000	$5,850,000

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

On October 19, 2023, Xeriant filed a complaint against Auctus. See Litigation at Note 9section below for a summary of the related legal proceedings.

As of June 30, 2024, a total of $50,000 remained outstanding, and was recorded within accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets. As of March 31, 2025, the $50,000 accrued liability was consolidated into the balance of the convertible note payable.  During the year ended June 30, 2024, the Company recorded $1,070,729 in default interest related to the note. On October 6, 2023, Auctus converted $200,115 in interest into 20,011,500 shares of common stock and on April 5, 2024, Auctus converted $227,067 in interest into 22,706,700 shares of common stock. As of March 31, 2025, and June 30, 2024, the balance of accrued interest of this note was $643,546, which is recorded in the accounts payable and accrued liabilities section of the condensed consolidated balance sheets.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount at March 31, 2025, and June 30, 2024, was as follows:

	March 31,	June 30,
Convertible Notes Payable	2025	2024
Convertible notes payable (10% interest)	$1,740,000	$2,180,000
Less unamortized discount	-	(47,471)
Total face value	$1,740,000	$2,132,529

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

During the nine months ended March 31, 2025, $951,000 in principal and $95,050 in accrued interest was converted into 105,538,888 shares of common stock.

During the nine months ended March 31, 2025 and 2024, the Company recorded $179,149 and $895,891 in interest expense related to these notes, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $66,153 and $28,563 in interest expense related to these notes, respectively. As of March 31, 2025 and June 30, 2024, the balance of accrued interest related to these loans was $185,825 and $101,724, respectively.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting fees

During the nine months ended March 31, 2025 and 2024, the Company recorded $168,500 and $144,500 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. During the three months ended March 31, 2025 and 2024, the Company recorded $54,500 and $50,000, respectively, in consulting fees to Ancient Investments, LLC. As of March 31, 2025, and June 30, 2024, $4,000 and $0 was accrued, respectively.

For the nine months ended March 31, 2025 and 2024, the Company recorded $80,000 and $56,000 respectively, in consulting fees to Edward DeFeudis, a Director of the Company. During the three months ended March 31, 2025 and 2024, the Company recorded $20,000 and $15,000 respectively, in consulting fees to Edward DeFeudis. As of March 31, 2025, and June 30, 2024, $0 and $15,000 was accrued, respectively.

During the nine months ended March 31, 2025 and 2024, the Company recorded $71,000 and $46,000 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. During the three months ended March 31, 2025 and 2024, the Company recorded $24,000 and $17,000 respectively, in consulting fees to Pablo Lavigna. As of March 31, 2025, and June 30, 2024, $0 was accrued.

During the nine months ended March 31, 2025 and 2024, the Company recorded $45,000 and $17,500 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. During the three months ended March 31, 2025 and 2024, the Company recorded $15,000 and $7,500 respectively, in consulting fees to Keystone Business Development Partners. As of March 31, 2025, and June 30, 2024, $0 and $5,000 was accrued, respectively.

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

On July 28, 2021, the Company agreed to issue to an advisor 250,000 common shares immediately, an option to purchase 5,000,000 common shares at $0.12 per share, vesting quarterly over 24 months, a bonus of 5,000,000 common shares for bringing in a strategic partner that significantly strengthens the Company’s market position, $2,500 per formal meeting paid in cash, common shares or a combination, and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. The agreement also provides for a 30% commission. Advisory agreement is open ended and can be terminated by consent of either party upon written notice.

On August 9, 2021, the Company agreed to issue to an advisor 50,000 common shares vesting over the first year, $2,500 per meeting paid in cash, common shares, or a combination, and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of either party upon written notice.

On August 20, 2021, the Company agreed to issue to an advisor 100,000 common shares, and $2,500 per meeting paid in cash, common shares, or a combination, an additional bonus of $25,000 paid in common shares issued at the end of each year of service, an option to purchase 4,000,000 common shares at $0.12 per share, vesting quarterly over 24 months. Advisory agreement is open ended and can be terminated by consent of either party upon written notice.

On January 20, 2022, the Company agreed to issue to an advisor 150,000 common shares vesting monthly over one year, and $2,500 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of either party upon written notice.

On March 1, 2022, the Company agreed to issue to an advisor 150,000 common shares vesting monthly over one year, $2,500 per meeting paid in cash, and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of either party upon written notice.

On March 20, 2022, the Company agreed to issue to an advisor 150,000 common shares vesting monthly over one year, and $2,500 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of either party upon written notice.

On January 1, 2025, the Company agreed to issue to two advisors 1,000,000 common shares each, vesting and issued quarterly, beginning March 31, 2025, and $2,500 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of  either party upon written notice.

On January 22, 2025, the Company agreed to issue a new advisor 1,000,000 common shares, vesting and issued quarterly, beginning April 21, 2025, and $2,500 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of either party upon written notice.

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

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, alleging fraudulent acts, deceptive maneuvers and intentional breaches, and seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.  On February 29, 2024, Xeriant filed a Second Amended Complaint alleging seven counts including intentional fraud, fraudulent concealment, breach of contract, unjust enrichment, unfair competition, quantum meruit, and misappropriation of confidential information.  XTI filed a Motion to Dismiss on March 13, 2024, seeking to dismiss all Xeriant’s claims except for breach of contract.  Xeriant filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss on April 10, 2024, and on January 14, 2025, the Court agreed with Xeriant’s position that its claims were validly alleged and denied all of XTI’s arguments in their entirety.  On February 18, 2025, XTI filed its answer to Xeriant’s Second Amended Complaint adding two counter claims, including breach of fiduciary duty and breach of contract.  Xeriant responded on March 18, 2025, moving to dismiss both counterclaims and on April 4, 2025, submitted a letter to the court challenging XTI’s filing of a Second Amended Answer and Counterclaims.  The court subsequently allowed XTI’s filing of a Second Amended Answer and Counterclaims, and Xeriant is in the process of responding.

NOTE 10 – EQUITY

Common Stock

As of March 31, 2025, and June 30, 2024, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 681,131,059 and 524,853,304 shares issued and outstanding as of March 31, 2025, and June 30, 2024, respectively.

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

As of March 31, 2025, and June 30, 2024, the Company had 672,116 and 705,895 shares of Series A preferred stock issued and outstanding, respectively.

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

Stock Options

A summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	21,250,000	$0.12	1.11
Granted	-
Exercised	-	-
Canceled	(21,250,000)	-
Outstanding at March 31, 2025	-			$-
Exercisable at March 31, 2025	-			$-

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	181.21% - 275.73%
Range of interest rates	0.20% - 1.08%

Warrants

As of March 31, 2025, and June 30, 2024, the Company had 103,668,828 and 120,497,013 warrants outstanding. The warrants have a term of two to five years, and an exercise price range from $0.021 and $0.1187. The Company evaluated the warrants under ASC 815, Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair values. As of March 31, 2025, the weighted average remaining useful life of the warrants was 2.07. The warrants are detailed as follows:

Number of Warrants	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	120,497,013	$0.09	2.50	$-
Granted	-
Exercised	(1,528,185)
Canceled	(15,300,000)
Outstanding at March 31, 2025	103,668,828	$0.10	2.07	$-
Vested at March 31, 2025	103,668,828	$0.10	2.07	$-
Exercisable at March 31, 2025	103,668,828	$0.10	2.07	$-

NOTE 11 – INCOME TAXES

The Company did not provide any current or deferred US federal income tax provision or benefit for the three or nine months ending March 31, 2025 and 2024, as they incurred tax losses during both periods.

When it is more likely than not that a tax asset cannot be realized through future income, the Company must record an allowance against any future potential future tax benefit. The Company has provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the condensed consolidated financial statements for the three and nine months ended March 31, 2025 and 2024 as defined under ASC 740, "Accounting for Income Taxes."

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Three and Nine Months Ended
	March 31, 2025	March 31, 2024
U.S. statutory federal income tax rate	21%	21%
State income taxes, net of federal income tax	4%	4%
Change in valuation allowance	(25%)	(25%)
Effective income tax rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Nine Months Ended
	March 31, 2025	March 31, 2024

Tax credit (expense) at statutory rate (25%)	$329,940	$483,251
Increase in valuation allowance	(329,940)	(483,251)
Net deferred income tax asset	$—	$—

	Three Months Ended
	March 31, 2025	March 31, 2024

Tax credit (expense) at statutory rate (25%)	$132,567	$96,024
Increase in valuation allowance	(132,567)	(96,024)
Net deferred income tax asset	$—	$—

At March 31, 2025, and June 30, 2024, the significant components of the deferred tax assets are summarized below:

	March 31,	June 30,
	2025	2024

Net operating loss carry-forward	$7,007,169	$6,677,229
Valuation allowance	(7,007,169)	(6,677,229)
Net deferred tax asset (liability)	$-	$-

As of March 31, 2025, and June 30, 2024, the Company had a federal net operating loss carryforward of $28,011,467 and $26,708,915, respectively. The federal net operating loss carryforwards do not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the condensed consolidated financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

NOTE 12 – SUBSEQUENT EVENTS

None

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

This section of the report should be read together with Footnotes of the Company’s audited financials for the year ended June 30, 2024. The unaudited condensed consolidated statements of operations for the nine months ended March 31, 2025 and 2024 are compared in the sections below.

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

Stock Sales

None.

Convertible Notes Issued

During the nine months ended March 31, 2025, the Company received $517,000 from issuance of convertible debt.

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

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, alleging fraudulent acts, deceptive maneuvers and intentional breaches and seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1. On February 29, 2024, Xeriant filed a Second Amended Complaint alleging seven counts including intentional fraud, fraudulent concealment, breach of contract, unjust enrichment, unfair competition, quantum meruit, and misappropriation of confidential information.  XTI filed a Motion to Dismiss on March 13, 2024, seeking to dismiss all Xeriant’s claims except for breach of contract.  Xeriant filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss on April 10, 2024, and on January 14, 2025, the Court agreed with Xeriant’s position that its claims were validly alleged and denied all of XTI’s arguments in their entirety.  On February 18, 2025, XTI filed its answer to Xeriant’s Second Amended Complaint adding two counter claims, including breach of fiduciary duty and breach of contract.  Xeriant responded on March 18, 2025, moving to dismiss both counterclaims and on April 4, 2025, submitted a letter to the court challenging XTI’s filing of a Second Amended Answer and Counterclaims.  The court subsequently allowed XTI’s filing of a Second Amended Answer and Counterclaims, and Xeriant is in the process of responding.

Except as set forth above, there is no pending litigation against the Company and to our knowledge no litigation is contemplated or threatened. To our knowledge, none of our directors, officers, 5% shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on our business, financial condition, or operating results.

Nine months ended March 31, 2025, Results of Operations Compared with nine months ended March 31, 2024

	For the nine months ended
	March 31,
	2025	2024	$

Operating expenses:
Consulting and advisory fees	$266,720	$193,995	$72,725
Related party consulting fees	364,500	264,000	100,500
General and administrative expenses	304,153	193,557	110,596
Professional fees	161,123	212,986	(51,863)
Research and development expense	56,800	147,259	(90,459)
Total operating expenses	1,153,296	1,011,797	141,499
Operating loss	(1,153,296)	(1,011,797)	(141,499)

Other expenses:
Amortization of debt discount	(47,471)	(2,569)	(44,902)
Interest expense	(179,149)	(895,891)	716,742
(Gain) Loss on extinguishment of debt	60,157	(20,298)	80,455
Change in fair value of convertible bridge loans	-	(2,448)	2,448
Total other (expense)	(166,463)	(921,206)	754,743
Net loss	$(1,319,759)	$(1,933,003)	$613,244

Consulting and advisory fees

Total consulting and advisory expenses were $266,720 and $193,995 for the nine months ended March 31, 2025 and 2024, respectively, an increase of $72,725. In the current period, there were increased expenses for advisory board members due to new and restructured agreements.

Related Party Consulting Fees

Total related party consulting fees were $364,500 and $264,000 for the nine months ended March 31, 2025 and 2024, respectively, an increase of $100,500. In addition to the consulting agreement amounts, the Company will pay additional consulting fees to related parties when the Company has increased available funds. In the current period, the Company had increased funds to pay additional consulting fees.

General and administrative expenses

Total general and administrative expenses were $304,153 and $193,557 for the nine months ended March 31, 2025 and 2024, respectively, an increase of $110,596. The primary reason for the increase was increased expenses related to our subsidiary BlueGreen Composites, LLC. Expenses for BlueGreen Composites, LLC, relate to research, testing and business development costs for the Company’s advanced materials operations.

Professional Fees

Total professional fees were $161,123 and $212,986 for the nine months ended March 31, 2025 and 2024, respectively, a decrease of $51,863. The primary reason for the decrease was higher auditing fees and legal costs.

Research and Development Expenses

Total research and development expenses were $56,800 and $147,259 for the nine months ended March 31 2025 and 2024, respectively, a decrease of $90,459. The primary reason for the decrease was increased testing and related travel costs in the prior period.

Other Income (Expenses)

Total other expenses consist of amortization of debt discount, interest expense related to convertible notes, loss and gain on extinguishment of debt and change in fair value of the convertible bridge loans. Total other expenses were $166,463 for the nine months ended March 31, 2025, compared to $921,206 for the nine months ended March 31, 2024. The decrease of $754,743 was primarily due to recording the Auctus default interest in the prior period.

Net loss

Total net loss was $1,319,759 for the nine months ended March 31, 2025, compared to $1,933,003 for the nine months ended March 31, 2024, a decrease of $613,244. The decrease of $613,244 was primarily due to recording the Auctus default interest in the prior period.

Three months ended March 31, 2025 Results of Operations Compared with three months ended March 31, 2024

	For the three months ended
	March 31,
	2025	2024	$

Operating expenses:
Consulting and advisory fees	$141,600	$39,650	$101,950
Related party consulting fees	113,500	89,500	24,000
General and administrative expenses	102,087	68,309	33,778
Professional fees	71,507	87,981	(16,474)
Research and development expense	30,224	67,524	(37,300)
Total operating expenses	458,918	352,964	105,954
Operating loss	(458,918)	(352,964)	(105,954)

Other expenses:
Amortization of debt discount	(5,197)	(2,569)	(2,628)
Interest expense	(66,153)	(28,563)	(37,590)
Loss on extinguishment of debt	-	-	-
Change in fair value of convertible bridge loans	-	-	-
Total other (expense)	(71,350)	(31,132)	(40,218)
Net loss	$(530,268)	$(384,096)	$(146,172)

Consulting and advisory fees

Total consulting and advisory expenses were $141,600 and $39,650 for the three months ended March 31, 2025 and 2024, respectively, an increase of $101,950. In the current period, there were increased expenses for advisory board members due to new and restructured agreements.

Related Party Consulting Fees

Total related party consulting fees were $113,500 and $89,500 for the three months ended March 31, 2025 and 2024, respectively, an increase of $24,000. In addition to the consulting agreement amounts, the Company will pay additional consulting fees to related parties when the Company has increased available funds. In the current period, the Company had increased funds to pay additional consulting fees.

General and administrative expenses

Total general and administrative expenses were $102,087 and $68,309 for the three months ended March 31, 2025 and 2024, respectively, an increase of $33,778. The primary reason for the increase was increased expenses related to our subsidiary BlueGreen Composites, LLC. Expenses for BlueGreen Composites, LLC, relate to research, testing and business development costs for the Company’s advanced materials operations.

Professional Fees

Total professional fees were $71,507 and $87,981 for the three months ended March 31, 2025 and 2024, respectively a decrease of $16,474. The primary reason for the decrease was higher auditing fees and legal costs.

Research and Development Expenses

Total research and development expenses were $30,224 and $67,524 for the three months ended March 31 2025 and 2024, respectively, a decrease of $37,300. The primary reason for the decrease was reduced research and development expenses relating to BlueGreen Composites, LLC, during the current quarter.

Other Income (Expenses)

Total other expenses consist of amortization of debt discount and interest expense related to convertible notes. Total other expenses were $71,350 for the three months ended March 31, 2025, compared to $31,132 for the three months ended March 31, 2024. The increase of $40,218 was primarily due to interest expense in the current period related to additional convertible debt.

Net loss

Total net loss was $530,268 for the three months ended March 31, 2025, compared to $384,096 for the three months ended March 31, 2024. The increase of $146,172 was primarily due to increased consulting and advisory fees in the current period.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. On March 31, 2025, and June 30, 2024, the Company had $53,587 and $653,117 in cash, respectively, and $8,598,180 and $8,661,248 in negative working capital, respectively. On March 31, 2025, the principal balance of the Auctus Senior Secured Promissory Note was $5,900,000. The Note matured on March 15, 2023, and the company has been in discussions with Auctus to resolve the liability. For the three months ended March 31, 2025 and 2024, the Company had a net loss of $530,268 and $384,096, respectively. For the nine months ended March 31, 2025 and 2024, the Company had a net loss of $1,319,759 and $1,933,033, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. To implement its business plan, the Company must raise sufficient funds in the form of equity, debt, or a combination thereof.  Until the Company develops profitable operations, it is dependent upon management continually raising funds.

During the nine months ended March 31, 2025, the Company’s operating activities used $1,116,530 of net cash used compared to using $1,059,894 of net cash used in operating activities during the nine months ended March 31, 2024. This difference primarily related to stock issued for services in the current period. During the nine months ended March 31, 2025, the Company’s investing activities were $0 compared to $8,163 of net cash used in investing activities during the nine months ended March 31, 2024. This difference related to net cash issued for notes receivable during the nine months March 31, 2024.  During the nine months ended March 31, 2025, the Company’s financing activities were $517,000 compared to $1,380,000 of net cash added in financing activities during the nine months ended March 31, 2024. This difference related to the additional issuances of convertible notes during the nine months ended March 31, 2024.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 2, Summary of Significant Accounting Policies, contained in the notes to the Company’s condensed consolidated financial statements for the nine months ended March 31, 2025 and 2024 contained in this filing). On an ongoing basis, we evaluate our estimates. The Company bases our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

At March 31, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy, our Chief Executive Officer and Brian Carey, our Chief Financial Officer. Based on their evaluation of the Company’s disclosure controls and procedures, they concluded that, at March 31, 2025, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement and alleging fraudulent acts, deceptive maneuvers and intentional breaches, seeking a range of remedies.  These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.  On February 29, 2024, Xeriant filed a Second Amended Complaint alleging seven counts including intentional fraud, fraudulent concealment, breach of contract, unjust enrichment, unfair competition, quantum meruit, and misappropriation of confidential information.  XTI filed a Motion to Dismiss on March 13, 2024, seeking to dismiss all Xeriant’s claims except for breach of contract.  Xeriant filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss on April 10, 2024, and on January 14, 2025, the Court agreed with Xeriant’s position that its claims were validly alleged and denied all of XTI’s arguments in their entirety.  On February 18, 2025, XTI filed its answer to Xeriant’s Second Amended Complaint adding two counter claims, including breach of fiduciary duty and breach of contract.  Xeriant responded on March 18, 2025, moving to dismiss both counterclaims and on April 4, 2025, submitted a letter to the court challenging XTI’s filing of a Second Amended Answer and Counterclaims.  The court subsequently allowed XTI’s filing of a Second Amended Answer and Counterclaims, and Xeriant is in the process of responding.

Except as set forth above, there is no pending litigation against the Company and to our knowledge no litigation is contemplated or threatened. To our knowledge, none of our directors, officers, 5% shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in “Risk Factors” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities

During the nine-month period ended March 31, 2025, the Company issued 15,431,682 shares for various services, 33,779,000 shares from conversion of Series A Preferred stock, 105,538,888 shares for conversion of principal and accrued interest and 1,528,185 shares for cashless exercise of warrants. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

Item 3. Defaults Upon Senior Securities

Refer to Note 6 relating to Auctus Senior Secured Promissory Note

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

To the best of the Company’s knowledge, during the fiscal quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

XERIANT, INC.

Date: May 15, 2025	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: May 15, 2025	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

