Form 10-K
period 2025-06-30
XERIANT, INC.
filed 2025-10-02
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54277

XERIANT, INC.
(Exact name of registrant as specified in its charter).

Nevada	27-1519178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 FAU Boulevard, Suite 400 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (561) 491-9595

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
N/A	N/A	N/A

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2024, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock as reported by the OTCQB Marketplace on such date, was approximately $11.6 million. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 2, 2025, the registrant had 749,053,035 outstanding shares of common stock.

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

PART I.

Item 1. Business

Xeriant, Inc. (the “Company”) is dedicated to the discovery, development and commercialization of disruptive technologies in advanced materials and aerospace which can be successfully integrated and commercialized for deployment across multiple industrial sectors. The Company seeks to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant’s advanced materials line, when available, will be marketed under the DUREVER™ brand, and includes NEXBOARD™, an eco-friendly, patent-pending composite construction panel made from plastic and fiber waste, designed to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

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

Joint Venture with XTI Aircraft

Effective May 31, 2021, the Company entered into a Joint Venture with XTI Aircraft Company (“XTI”), named Eco-Aero, LLC, with the purpose of completing the preliminary design review (“PDR”) of XTI’s eVTOL fixed wing aircraft. XTI and the Company each own 50 percent of the XTI JV, and it is managed by a management committee consisting of five members, three appointed by the Company and two by XTI. The Company invested approximately $5.5 million into the joint venture after borrowing the funds from Auctus Fund LLC (“Auctus”) through a Senior Secured Promissory Note, through an introduction from Maxim Group, LLC, the Company’s investment banker at the time. The borrowed funds from Auctus were intended to be a bridge loan that would be resolved through an IPO (Initial Public Offering) and uplist to Nasdaq in a merger with XTI, which did not occur because XTI refused to move forward with the merger. The PDR was completed during the first quarter of 2022 according to XTI, which was the purpose of the joint venture.

On May 17, 2022, the Company signed a Letter Agreement with XTI related to the introduction of XTI to Inpixon, a Nasdaq-listed company. Under this Letter Agreement, if there was a combination or other transaction between XTI and Inpixon, the Company would receive compensation of six (6) percent of XTI fully diluted pre-merger shares, and XTI would assume the obligations of Xeriant’s Senior Secured Note with Auctus Fund, LLC.  On May 31, 2023, the joint venture was terminated according to an Acceleration Event, which was 24 months from the start of the joint venture.  On June 5, 2023, after suspecting that the obligations under the Letter Agreement were possibly being evaded, the Company transmitted a formal demand letter to XTI requesting compliance with the provisions outlined in the Letter Agreement, and in accordance with section 8 of the JV Agreement with XTI.  On July 25, 2023, Inpixon filed an 8-K, announcing their intention to merge with XTI having executed an Agreement of Plan and Merger with XTI. The filing also showed that XTI had engaged in a transaction with Inpixon on March 10, 2023, receiving $300,000 in funding, which was a compensation triggering event. Inpixon subsequently filed an S-4/A registration statement on October 6, 2023.  On December 6, 2023, the Company initiated legal proceedings against XTI. See Litigation Section at Note 8 below for a summary of the related legal proceedings.

Auctus Fund, LLC Senior Secured Note

Through Maxim Group, LLC, the Company was introduced to Auctus Fund LLC (“Auctus”) for the purpose of providing bridge loan funding to satisfy the requirements of a pending merger with XTI Aircraft under a letter of intent signed in September 2021.  On October 27, 2021, the Company issued a convertible note payable with Auctus with the principal of $6,050,000, consisting of $5,142,500, which was the actual amount funded, plus an original issue discount in the amount of $907,500 for interest on the unpaid principal amount at the rate of zero percent per annum from the issue date until the note becomes due and payable.  The closing costs were $433,550, which included $308,550 in fees paid to Maxim and professional fees for completing the transaction. The Note had an initial due date of October 27, 2022. The Auctus Note provides the holder has the option to convert the principal balance to common stock of the Company at a conversion price of the lesser of (i) $0.1187 or (ii) 75% of the offering price per share divided by the number of shares of common stock. The Auctus Note is secured by the grant of a first priority security interest in the assets of the Company. In connection with the Auctus Note, the Company issued warrants indexed to an aggregate of 50,968,828 shares of common stock. The warrants have a term of five years and an exercise price of $0.1187.  The exercise price can be adjusted downward to match the price of the Company’s most recent issuance of common shares.

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

On October 19, 2023, Xeriant filed a complaint against Auctus. See Litigation Section at Note 8 below for a summary of the related legal proceedings.

As of June 30, 2024, a total of $50,000 remained outstanding, and was recorded within accounts payable and accrued liabilities on the  consolidated balance sheets. As of June 30, 2025, the $50,000 accrued liability was consolidated into the balance of the convertible note payable.  During the year ended June 30, 2024, the Company recorded $1,070,729 in default interest related to the note. On October 6, 2023, Auctus converted $200,115 in interest into 20,011,500 shares of common stock and on April 5, 2024, Auctus converted $227,067 in interest into 22,706,700 shares of common stock. As of June 30, 2025 and 2024, the balance of accrued interest of this note was $6,543,546, which is recorded in the accounts payable and accrued liabilities section of the  consolidated balance sheets.

OUR BUSINESS SUMMARY

Introduction

Transformative aerospace technologies, including eco-friendly specialty materials, have been successfully commercialized and integrated across multiple industry sectors, and have led to a more prosperous and interconnected global economy. These advancements are producing next-generation materials that can affect every facet of our lives with improved safety, durability and decreased environmental impact.

Company Overview

Xeriant, Inc. (the “Company”) is dedicated to the discovery, development and commercialization of disruptive technologies in advanced materials and aerospace. The Company seeks to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant’s advanced materials line is marketed under the DUREVER™ brand, and includes NEXBOARD™, an eco-friendly, patent-pending composite construction panel made from plastic and fiber waste, designed to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

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

Starting in 2023, the Company began developing its own advanced materials, including proprietary flame-retardant technology for polymers contained in recycled materials.  In 2024, the Company began testing a number of production processes to manufacture its eco-friendly, patent pending, composite construction panel called NEXBOARD so that it can be competitive in the market and produced on an industrial scale. The Company plans to initially manufacture its wallboards through contract manufacturers to meet expected demand indicated by a number of homebuilders and developers.

During the first quarter of 2025, the Company appointed two Senior Advisors who are experts in nanomaterials, which helped to expand the Company’s portfolio of advanced materials and products, which now includes access to specific nanotechnologies for addressing deficiencies in the properties of wood, asphalt, concrete, and plastic composites, as well as addressing the performance of fuel and stopping the spread of wildfires. Management believes that incorporating nanotechnology in NEXBOARD will significantly improve its fire resistance and thermal stability based on internal testing.  NEXBOARD will be available in varying thicknesses and sizes, including standard 48” x 96” sheets. The Company will need to have this product certified for use in the construction industry, which is in process.  If the Company decides to set up its own manufacturing facilities it will need to raise significant capital, which may or may not be available depending on market conditions and other factors.  The Company has had ongoing discussions with an investment bank interested in financing these facilities and operations through a series of green bond issuances although no engagement agreement has been entered into.

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

On March 31, 2023, the Company filed a provisional patent application titled “Multilayered Fire-Resistant Polymer Composite and Method for Producing Same,” for a method of producing a unique fire-resistant thermoplastic and fiber composite material which may be formed or shaped into various construction products of different thicknesses and dimensions. This green material will be composed primarily of recycled plastic, cellulose and ecofriendly fire-retardant chemicals, including but not limited to use in walls, ceilings, flooring, framing, siding, roofing, molding, and decking, used in construction. On April 1, 2024, the Company filed a non-provisional U.S. patent application claiming priority to the filing date of the 2023 related provisional patent application described herein.  Subject to available capital, the Company is planning to build manufacturing facilities in the United States for the production of NEXBOARD™ in order to meet market demand or alternatively license the technology and process. The Company is already working with companies for near-term contract manufacturing, has potential locations identified for a pilot plant and larger manufacturing facilities, received bids for specialized manufacturing equipment, developed timetables related to the action plan, and selected a managing director with decades of experience who would like to oversee the startup of production, expansion and operations.

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

One of the most recognized areas of research where the aerospace industry has played a major role is polymer chemistry, which includes the development of plastics technologies and fire retardants in plastics, coatings and adhesives. Technical improvements in aircraft design have shifted from a focus on speed and range to efficiency and sustainability, creating the need for advanced materials in aerostructures and engines that are lightweight and resistant to extreme heat. Plastic composites using carbon fiber are increasingly used in the structural components of aircrafts, replacing aluminum. Additionally, aircraft interior design incorporates lighter, flame-resistant polymer materials and engineered alloys for panels, seats and various components to reduce weight.

Advanced polymer materials with superior performance characteristics, including flame-resistance with non-toxic gases, have wide applicability in the construction industry. Plastic composite boards may be fabricated from a range of polymers, including polypropylene (PP), polyethylene (PE), polystyrene (PS), polyvinyl chloride (PVC) and polyamide (PA), which are inherently water-resistant, and reinforced with a variety of materials, including cardboard or cellulose fiber, wood, various minerals, fiberglass, or carbon, which provide increased mechanical strength. Additives, surface treatments and decorative finishes can further enhance the properties construction products like wallboards, which can be manufactured in standard sizes and become a replacement for gypsum and wood-based structural panels such as drywall, plywood, Oriented Strand Board (OSB) and Medium Density Fiberboard (MDF), and flooring. Composite boards made from recycled plastic and fiber are considered green building products, not only because they decrease the amount of waste materials from landfills, but because they have insulating properties that can cut energy costs. When infused with a non-toxic flame retardant, these eco-friendly composite panels can be an effective passive fire protection system, providing superior safety and minimizing property damage from flame spread and smoke.

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

The Need to Replace Gypsum Wallboards

Traditional drywall, primarily made from gypsum, poses environmental challenges, necessitating its replacement. Gypsum, when landfilled, can release hydrogen sulfide gas, a toxic and odorous compound that harms air quality and poses health risks. Additionally, gypsum contributes to landfill leachate, contaminating soil and groundwater. Sustainable alternatives, such as nanotechnology-enhanced composites like NEXBOARD, offer eco-friendly solutions. These materials, often made from recycled components, provide superior strength, fire resistance, and water resistance without hazardous byproducts. Replacing gypsum-based drywall reduces environmental impact, aligns with green construction goals, and supports the industry’s shift toward sustainable, high-performance building materials.

The Need to Replace Wood Products in Construction

Wood products in construction raise safety and environmental concerns, driving the need for alternatives. Wood is susceptible to fire, rot, and pest damage, compromising structural integrity and safety. Environmentally, deforestation for timber contributes to habitat loss, biodiversity decline, and carbon emissions, with the construction industry consuming significant natural resources. Sustainable alternatives, like nanotechnology-enhanced composites such as NEXBOARD, offer superior fire resistance, durability, and eco-friendliness, often using recycled materials. Replacing wood reduces deforestation, lowers environmental impact, and aligns green construction goals, supporting a shift toward safer, sustainable building materials for a resilient future.

Aerospace

The aerospace industry is undergoing a transformative phase, driven by innovative technologies that enhance performance, sustainability, and efficiency. Among these, advanced materials, particularly those enabled by nanotechnology, play a pivotal role, alongside additive manufacturing, artificial intelligence (AI), and sustainable propulsion systems. These advancements are reshaping aircraft design, manufacturing, and operations to meet the demands of a rapidly evolving global market. The aerospace industry continues to evolve and adapt as market conditions change and as technological innovation enables the development of aircraft with new capabilities, applications and business cases. Next-generation aircrafts are more efficient, sustainable, reliable, automated and safer through technological improvements in design optimization and modeling, composites and advanced materials, artificial intelligence (AI), sensors, autonomy, alternative propulsion systems and manufacturing processes. Many of the airframe configurations enabled by these developments are being designed for the emerging aviation market called Advanced Air Mobility (AAM), the integration of new aircraft designs and flight technologies to move people and cargo between places not usually served by existing ground or air transportation. Increasing automobile traffic congestion in many urban environments demands alternative transportation solutions such as eco-friendly air taxi services and urban air mobility to improve the quality of life for city residents.  In addition to being quieter with less or no carbon emissions, it is anticipated that these new aircraft will have lower operating, maintenance, and repair costs compared with other aircraft, including helicopters. For widespread adoption, it is critical that AAM services provide consumers with a strong value proposition to become an alternative to traditional ground transportation.

Advanced Materials and Nanotechnology: Advanced materials, such as carbon fiber composites and nanomaterials, are revolutionizing aerospace engineering. Carbon fiber reinforced polymers (CFRP) offer high strength-to-weight ratios, reducing aircraft weight and improving fuel efficiency. Nanotechnology enhances these materials by embedding nanoparticles, like carbon nanotubes or graphene, into composites, resulting in superior strength, thermal resistance, and durability. For instance, nano-enhanced coatings protect against corrosion and extreme temperatures, extending component lifespans. These materials also enable lightweight structures, critical for next-generation aircraft and spacecraft, reducing emissions and operational costs. The smart nano-construction materials market, valued at USD 12.5 billion in 2023, is projected to reach USD 17.7–18.7 billion by 2032, reflecting growing adoption in aerospace applications.

Additive Manufacturing (3D Printing): Additive manufacturing is transforming aerospace production by enabling complex, lightweight components that traditional methods cannot achieve. 3D-printed parts, such as turbine blades and fuel nozzles, reduce material waste and production time while allowing for customized designs. Companies like Boeing and Airbus use additive manufacturing for prototyping and producing critical components, improving supply chain efficiency and reducing costs. The technology also supports the integration of advanced materials, further enhancing performance.

Artificial Intelligence and Autonomy: AI is revolutionizing aerospace through predictive maintenance, flight optimization, and autonomous systems. Machine learning algorithms analyze sensor data to predict component failures, minimizing downtime and enhancing safety. AI-driven flight control systems optimize fuel consumption and navigation, while autonomous drones and urban air mobility vehicles, such as eVTOLs (electric vertical takeoff and landing aircraft), are redefining short-range transport. These advancements improve operational efficiency and pave the way for fully autonomous aircraft.

Sustainable Propulsion Systems: The push for sustainability is driving the development of electric and hybrid propulsion systems. Electric aircraft, powered by lightweight batteries or fuel cells, aim to reduce carbon emissions, aligning with global decarbonization goals. Hydrogen propulsion, leveraging advanced materials for storage and fuel systems, is gaining traction for long-range applications. These technologies address the aerospace industry’s contribution to global emissions, which accounts for approximately 2% of carbon dioxide output, according to recent estimates.

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

The Company owns a 64% interest in its subsidiary, American Aviation Technologies, LLC (“AAT”), which owns a patented VTOL drone/aircraft concept called Halo. All intellectual property rights to Halo, including patents and applications for patents, were acquired on October 2, 2018. A Halo utility patent was filed on September 28, 2018, which was a continuation of U.S. Patent Application Serial No. 12/157,180, filed June 5, 2008, which claimed the benefit of and priority to U.S. Patent Application Serial No. 60/941,965, filed June 5, 2007, with both prior applications fully incorporated in their entireties and for all purposes. With respect to the first and subsequent utility patent application filings we have received the following U.S. Patents, namely, U.S. Patent No. 10,450,063 issued on October 22, 2019; U.S. Patent No. 10,814,974 issued on October 27,2020; and U.S. Patent No. 11,597,512 issued on March 7, 2023.

The Company has filed trademark applications with the U.S. Patent and Trademark office with for the following marks currently pending:  Xeriant name, “Innovation Soaring,” “Evolution in Flight,” “NEXBOARD™,” “BlueGreen,” “Technologies that define the future,” and “DUREVER™.”

Market Opportunity

The Company focuses on disruptive and transformative technologies with broad applications across high value industries, identifying those with exceptional market opportunities, which can be the basis for potential acquisitions, strategic partnerships or licensing arrangements. Early-stage technology companies as well as established companies that have developed breakthrough, high-market-potential technologies, unique intellectual property, that are past the concept/seed capital stage or may be at an inflection point for growth, can be the basis for potential acquisitions, strategic partnerships, licensing arrangements, or initial public offerings.  Some companies may already be generating revenue while others have a clear path to revenue, while others have the potential for a combination or roll-up. In some cases, their technology originated and was developed out of an academic environment. As a strategic partner or acquiror, the Company can provide individuals and companies with access to capital, liquidity through an exchange of equity, new market opportunities and synergistic contacts, and university relationships for research and grants, while maintaining partners’ operational independence. The Company believes that entrepreneurial spirit, passion, and vision are critical to success, and that it can provide entrepreneurial teams with strategic guidance to execute their business plan, access to financial markets, and investor liquidity.

Advanced Materials

A few years ago, the Company recognized the rapidly growing green construction materials market, and began working to develop advanced materials as a critical area of technology to address the need for next generation building products.  The Company has developed a nanotechnology-enhanced composite construction panel, called NEXBOARD, made from plastic and fiber waste to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction. NEXBOARD is resistant to fire, water, mold and insects.

This innovation has generated strong interest from key players in the real estate development and construction industries as well as building materials wholesalers and retailers in the U.S. These companies are looking to participate in the circular economy and for alternatives to the hazardous waste created from drywall, toxic chemicals used in some flame retardants, and wood because of deforestation and its degradation when exposed to fire or water, a major safety issue as many have experienced with storms that cause massive flooding and with devasting wildfires. In addition to applications related to building materials, because of their exceptional fire- and water-resistant properties, the Company’s nanotechnology-enhanced composites have high utility value in a multitude of industries, including but not limited to recreational vehicles, boats, containers and pallets, furniture, and cabinetry, so there will be ongoing opportunities for revenue growth. If and when available, the Company’s advanced materials line will be marketed under the DUREVER brand.

NEXBOARD is initially poised to capitalize on the burgeoning green construction materials market, projected to reach USD 1.8 trillion by 2030, per a 2024 World Economic Forum report. The construction industry, consuming 60% of natural resources and contributing 40% of global carbon dioxide emissions, faces increasing demand for sustainable alternatives. NEXBOARD’s lightweight design, exceptional fire resistance, and water, mold, and insect resistance position it as a superior substitute for traditional materials like gypsum drywall, plywood, and OSB.

The smart nano-construction materials market, valued at USD 12.5 billion in 2023, is expected to grow to USD 17.7–18.7 billion by 2032 (CAGR 4.5–4.9%), driven by demand for high-performance, eco-friendly materials. NEXBOARD’s nanotechnology, incorporating engineered nanoparticles, enhances strength, durability, and fire-retardant properties without toxic additives, aligning with stringent safety and LEED certification requirements. This gives the Company a first-mover advantage in the nanocomposite segment, particularly in North America, where regulatory tailwinds and sustainability goals fuel adoption. By replacing environmentally harmful materials like gypsum, which releases toxic gases in landfills, NEXBOARD addresses both safety and sustainability, capturing a significant share of the growing green construction market.

Aerospace

The aerospace industry is experiencing a transformative wave driven by new technologies, particularly advanced materials and nanotechnology, with significant market opportunities. The global aerospace materials market, valued at USD 43.23 billion in 2024, is projected to reach USD 74.29 billion by 2032, growing at a CAGR of 7% (Fortune Business Insights). Similarly, the smart nano-construction materials market, relevant to aerospace applications, was valued at USD 12.5 billion in 2023 and is expected to reach USD 17.7–18.7 billion by 2032 (CAGR 4.5–4.9%), reflecting nanotechnology’s growing role.

Advanced materials, such as carbon fiber composites and titanium alloys, are critical for reducing aircraft weight, improving fuel efficiency and lowering emissions, which account for a 2% reduction in global carbon dioxide output. Nanotechnology enhances these materials by embedding nanoparticles like carbon nanotubes or graphene, boosting strength, thermal resistance, and corrosion protection. For instance, nano-enhanced coatings extend component lifespans, while lightweight nanocomposites enable more efficient aircraft and spacecraft designs. These advancements align with the industry’s push for sustainability, driven by regulatory pressures and net-zero goals.

Beyond materials, additive manufacturing (3D printing) is revolutionizing production by enabling complex, lightweight components, with the aerospace 3D printing market expected to grow from USD 2.1 billion in 2024 to USD 6.7 billion by 2030 (CAGR 21.5%). Artificial intelligence optimizes flight operations and predictive maintenance, while sustainable propulsion systems, like electric and hydrogen-based engines, leverage advanced materials for efficiency. North America dominates due to robust R&D, with companies like Boeing integrating nanotechnology into next-generation aircraft.

The aerospace industry’s demand for high-performance, eco-friendly solutions positions advanced materials and nanotechnology as key growth drivers, with significant opportunities in commercial aviation, defense, and space exploration through 2030 and beyond.

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

Currently, there is no revenue being generated and we have significant operating losses that are expected to continue into the foreseeable future.  There is no assurance that we will be able to raise the capital that will be required to commence and sustain operations and execute our business plan, which involves raising capital for acquisitions as well as developing and commercializing technologies.  We are especially focused on the green construction materials business, namely DUREVER™ building products, which includes a line of composite products primarily made from recycled thermoplastics, reinforcement materials and fire-retardant chemicals for use in walls, ceilings, flooring, framing, siding, roofing, molding and decking. The production of green building materials requires establishing manufacturing operations in the United States, whether through contract manufacturing or setting up our own facilities.  Should we be unable to raise sufficient capital required to set up manufacturing facilities to produce NEXBOARDTM products, we would lose the ability to deliver NEXBOARD to interested buyers and incur continued operating losses.

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

The Company has Senior Secured Promissory Note with Auctus Fund LLC (“Auctus”), which became due and payable on March 15, 2023. At this time, there is no assurance that the Company will work out a favorable resolution of its obligations related to this note. If Auctus elects to enforce the Note, we may lose all or substantially all of our assets.  If Auctus elects to convert the note into shares of our Common Stock, our shareholders could experience substantial dilution.

On October 19, 2023, the Company filed a complaint in the United States Southern District of New York (Case no.1:23-cv-09200) against Auctus Fund LLC, to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims. On February 9, 2024, the case was dismissed. The Company filed a Notice of Civil Appeal on March 13, 2024, primarily based on public welfare because of the pending litigation between the SEC and Auctus Fund Management, LLC, which complaint was filed on June 1, 2023. On June 19, 2024, the Company filed an appeal in the United States Court of Appeals for the Second Circuit (Case no. 24-682-cv).  On June 25, 2025, the appellate court affirmed the lower court’s decision. The Company’s counsel is in the process of filing an appeal to the United States Supreme Court to challenge this decision, which went against precedent decisions in other districts. In addition to the pending legal matters, the Company is currently in discussions with Auctus in an attempt to come up with a settlement.  The Company’s ongoing lawsuit against XTI Aircraft Company has a connection to the Auctus matter in that the Company’s obligations to Auctus were, according to the Company’s complaint, to be assumed by XTI as provided in a Letter Agreement.  The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

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

Implementation of our business plan will place a significant strain on our management who must develop administrative, operating and financial infrastructures. To manage our business and planned growth effectively, we must successfully develop, implement, maintain and enhance our financial and accounting systems and controls, identify, hire and integrate new personnel and manage expanded operations. Salaries and benefits of additional personnel can be expected to place significant stress on our financial condition and the availability of such qualified personnel may be limited. There is no assurance that we will be able to manage the operational requirements related to implementing our business strategy.

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

We are dependent on developing competitively priced, superior-performance, and industry-certified DUREVER™ and NEXBOARD™ products.

A significant part of our projected operations is expected to come from the sale of DUREVER™ products and NEXBOARD™ composite wallboards that are primarily made from recycled materials that use our proprietary eco-friendly industrial flame retardants and nanomaterials. We are in the process of obtaining certification of NEXBOARD for the construction industry and other applications, however, there is no assurance that the required certifications will be obtained.

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

Changes in the general economic climate could have a detrimental impact on our revenue. It is possible that recessionary pressures and other economic factors (such as declining incomes, future potential rising interest rates, higher unemployment and tax increases) may adversely affect the Company. A worsening economy such as we experienced due to the Covid-19 pandemic may have a material adverse effect on our financial results and on your investment.

Our business, results of operations and financial condition may be adversely impacted by pandemics or other significant public health conditions.

The COVID-19 pandemic negatively affected the U.S. and global economy several years ago, resulting in significant travel restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of supply chains and the financial markets. The extent to which our operations may be impacted by the re-occurrence of this pandemic or other public health conditions cannot be accurately predicted, including actions by government authorities to contain an outbreak or treat its impact. We may experience materially adverse impacts on our business due to a number of potential economic conditions. The impact of significant public health conditions may also exacerbate other risks discussed in these risk factors, any of which could have a material effect on us.

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

As of the date of this filing, our management team of four people is currently paid as consultants or independent contractors.  We also have engaged and plan to continue to engage outside consultants called Senior Advisors to advise us and have been and will be required to retain additional consultants and employees. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

Certain of our directors, officers, advisors, and consultants serve as officers, directors, advisors, or consultants of other companies that might be developing competitive products. Other than corporate opportunities, none of our directors are obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurance, and we do not expect, and stockholders should not expect, that any product or technology identified by any of our directors or affiliates in the future would be made available to us other than corporate opportunities. We can give no assurance that any such other companies will not have interests that are in conflict with its interests.

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

We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:

●	some patent applications in the United States may be maintained in secrecy until the patents are issued;

●	patent applications in the United States are typically not published until 18 months after the priority date; and

●	publications in scientific literature often lag behind actual discoveries.

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

We may be subject to competition despite the existence of intellectual property we license, or we or our joint ventures own. We can give no assurance that our intellectual property will be sufficient to prevent third parties from designing around the patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property may limit the interest of third parties to partner, collaborate or otherwise transact with us if third parties perceive a higher than acceptable risk to commercialization of our products or future products.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for companies with smaller public floats in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell our common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

•	the timing, results and capacity of our manufacturing operations;
•	the success of existing or new competitive products or technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	establishment or termination of collaboration of our joint ventures or development programs;
•	failure of discontinuation of any of our development programs;
•	the success of our competitors’ new products entering the marketplace;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or development programs;
•	the results of our efforts to discover, develop, acquire or license additional products;
•	actual or anticipated changes in estimates as to financial results or production and development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock; and
•	general economic, industry and market conditions.

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

We expect that significant additional capital will be needed in the future to continue our planned operations, including increased marketing, hiring new personnel, commercializing our product, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution for our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 100,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

There were 664,996 shares of our Series A Preferred Stock outstanding as of June 30, 2025. Each preferred share is convertible into 1,000 common shares. Once converted, these shares are eligible for resale under Rule 144. The sale, or availability for sale, of the foregoing shares could adversely affect the market price of our common stock or impair our ability to raise capital through future sales of our common stock.

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

Item 2. Properties

The Company’s headquarters consists of leased office space located in the Research Park at Florida Atlantic University, 3651 FAU Blvd., Suite 400 Boca Raton, FL 33431.

Item 3. Legal Proceedings

On October 19, 2023, Xeriant filed a complaint in the United States Southern District of New York (Case no.1:23-cv-09200) against Auctus Fund LLC, to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims. On February 9, 2024, the case was dismissed. The Company filed a Notice of Civil Appeal on March 13, 2024, primarily based on public welfare because of the pending litigation between the SEC and Auctus Fund Management, LLC, which complaint was filed on June 1, 2023. On June 19, 2024, the Company filed an appeal in the United States Court of Appeals for the Second Circuit (Case no. 24-682-cv), which is still pending. On June 25, 2025, the appellate court affirmed the lower court’s decision. Xeriant’s counsel is in the process of filing an appeal to the United States Supreme Court to challenge this decision, which went against precedent decisions in other districts. In addition to the pending legal matters, the Company is currently in discussions with Auctus in an attempt to come up with a settlement.  Xeriant’s ongoing lawsuit against XTI Aircraft Company has a connection to the Auctus matter in that the Company’s obligations to Auctus were, according to Xeriant’s complaint, to be assumed by XTI as provided in a Letter Agreement.  The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, alleging fraudulent acts, deceptive maneuvers and intentional breaches, and seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.  On February 29, 2024, the Company filed a Second Amended Complaint alleging seven counts including intentional fraud, fraudulent concealment, breach of contract, unjust enrichment, unfair competition, quantum meruit, and misappropriation of confidential information.  XTI filed a Motion to Dismiss on March 13, 2024, seeking to dismiss all the Company’s claims except for breach of contract.  The Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss on April 10, 2024, and on January 14, 2025, the Court agreed with Xeriant’s position that its claims were validly alleged and denied all of XTI’s arguments in their entirety.  On February 18, 2025, XTI filed its answer to the Company’s Second Amended Complaint adding two counter claims, including breach of fiduciary duty and breach of contract.  The Company responded on March 18, 2025, moving to dismiss both counterclaims and on April 1, 2025, XTI filed a Second Amended Answer and Counterclaims to the Second Amended Complaint.  On April 28, 2025, the Company filed a Motion to Dismiss XTI’s Second Amended Answer and Counterclaims.  On May 12, 2025, XTI filed a Memorandum of Law in Opposition to Xeriant’s Motion to Dismiss XTI’s Second Amended Counterclaim.  On May 20, 2025, Xeriant filed a Memorandum of Law in Support of its Motion to Dismiss XTI’s Second Amended Answer with Counterclaims. The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

On July 2, 2025, the Company was served with a complaint from Midland Compounding for breach of contract in the payment of an invoice in the amount of $57,600 related to a purchase order for consulting services related to improving the Company’s intumescent fire-retardant layer for NEXBOARD.  On August 20, 2025, the Company filed an Answer and Affirmative Defense, essentially stating that Midland Compounding had not performed the services it was contracted to provide.

To our knowledge, none of our directors, officers, five (5%) shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on our business, financial condition, or operating results.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on OTC Markets under the symbol “XERI.”

Shares of our common stock have historically been thinly traded, and as a result, our stock price as quoted by OTC Markets may not reflect an actual or perceived value. The following table sets forth the approximate high and low bid prices for our common stock for the last two fiscal years and interim periods. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Bid	Low Bid
July 1, 2024, through September 30, 2024	$0.025	$0.012
October 1, 2024, through December 31, 2024	$0.020	$0.019
January 1, 2025, through March 31, 2025	$0.030	$0.025
April 1, 2025, through June 30, 2025	$0.015	$0.014

Period	High Bid	Low Bid
July 1, 2023, through September 30, 2023	$0.052	$0.020
October 1, 2023, through December 31, 2023	$0.038	$0.017
January 1, 2024, through March 31, 2024	$0.022	$0.014
April 1, 2024, through June 30, 2024	$0.040	$0.017

Our Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 210, Lutz, Florida 33558 and their telephone number is (813) 235-4490. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of June 30, 2025, there were 220 holders of record of our common stock.

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

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the fiscal years ended June 30, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

Executive Summary

Xeriant, Inc. is dedicated to the discovery, development and commercialization of disruptive technologies in advanced materials and aerospace which can be successfully integrated and commercialized for deployment across multiple industrial sectors. We seek to partner with and acquire strategic interests in visionary companies that accelerate this mission. The Company’s advanced materials line is marketed under the DUREVER™ brand, and includes NEXBOARD™, an eco-friendly, patent-pending composite construction panel made from plastic and fiber waste, designed to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

Joint Venture with XTI Aircraft

Effective May 31, 2021, the Company entered into a Joint Venture with XTI Aircraft Company (“XTI”), named Eco-Aero, LLC, with the purpose of completing the preliminary design review (“PDR”) of XTI’s eVTOL fixed wing aircraft. XTI and the Company each own 50 percent of the XTI JV, and it is managed by a management committee consisting of five members, three appointed by the Company and two by XTI. The Company invested approximately $5.5 million into the joint venture after borrowing the funds from Auctus Fund LLC (“Auctus”) through a Senior Secured Promissory Note, through an introduction from Maxim Group, LLC, the Company’s investment banker at the time. The borrowed funds from Auctus were intended to be a bridge loan that would be resolved through an IPO (Initial Public Offering) and uplist to Nasdaq in a merger with XTI, which did not occur because XTI refused to move forward with the merger. The PDR was completed during the first quarter of 2022 according to XTI, which was the purpose of the joint venture.

On May 17, 2022, the Company signed a Letter Agreement with XTI related to the introduction of XTI to Inpixon, a Nasdaq-listed company. Under this Letter Agreement, if there was a combination or other transaction between XTI and Inpixon, Xeriant would receive compensation of 6 percent of XTI fully diluted pre-merger shares, and XTI would assume the obligations of the Company’s Senior Secured Note with Auctus Fund, LLC. On May 31, 2023, the joint venture was terminated according to an Acceleration Event, which was twenty-four (24) months from the start of the joint venture.  On June 5, 2023, after suspecting that the obligations under the Letter Agreement were possibly being evaded, the Company transmitted a formal demand letter to XTI requesting compliance with the provisions outlined in the Letter Agreement, and in accordance with section 8 of the JV Agreement with XTI.  On July 25, 2023, Inpixon filed an 8-K, announcing their intention to merge with XTI having executed an Agreement of Plan and Merger with XTI. The filing also showed that XTI had engaged in a transaction with Inpixon on March 10, 2023, receiving $300,000 in funding, which was a compensation triggering event. Inpixon subsequently filed an S-4/A registration statement on October 6, 2023.  On December 6, 2023, the Company initiated legal proceedings against XTI. See Litigation Section at Note 9 below for a summary of the related legal proceedings.

Stock Sales

During the year ended June 30, 2025, the Company received $0 by selling shares of common stock.

Convertible Notes Issued

During the year ended June 30, 2025, the Company received $676,000 from the issuance of convertible debt.

Litigation

On October 19, 2023, the Company filed a complaint in the United States Southern District of New York (Case no.1:23-cv-09200) against Auctus Fund LLC, to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims. On February 9, 2024, the case was dismissed. The Company filed a Notice of Civil Appeal on March 13, 2024, primarily based on public welfare because of the pending litigation between the SEC and Auctus Fund Management, LLC, which complaint was filed on June 1, 2023. On June 19, 2024, the Company filed an appeal in the United States Court of Appeals for the Second Circuit (Case no. 24-682-cv), which is still pending. On June 25, 2025, the appellate court affirmed the lower court’s decision. The Company’s counsel is in the process of filing an appeal to the United States Supreme Court to challenge this decision, which went against precedent decisions in other districts. In addition to the pending legal matters, the Company is currently in discussions with Auctus in an attempt to come up with a settlement.  The Company’s ongoing lawsuit against XTI Aircraft Company has a connection to the Auctus matter in that the Company’s obligations to Auctus were, according to the Company’s complaint, to be assumed by XTI as provided in a Letter Agreement.  The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, alleging fraudulent acts, deceptive maneuvers and intentional breaches, and seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.  On February 29, 2024, the Company filed a Second Amended Complaint alleging seven counts including intentional fraud, fraudulent concealment, breach of contract, unjust enrichment, unfair competition, quantum meruit, and misappropriation of confidential information.  XTI filed a Motion to Dismiss on March 13, 2024, seeking to dismiss all the Company’s claims except for breach of contract. The Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss on April 10, 2024, and on January 14, 2025, the Court agreed with the Company’s position that its claims were validly alleged and denied all of XTI’s arguments in their entirety.  On February 18, 2025, XTI filed its answer to the Company’s Second Amended Complaint adding two counter claims, including breach of fiduciary duty and breach of contract.  The Company responded on March 18, 2025, moving to dismiss both counterclaims and on April 1, 2025, XTI filed a Second Amended Answer and Counterclaims to the Second Amended Complaint. On April 28, 2025, the Company filed a Motion to Dismiss XTI’s Second Amended Answer and Counterclaims.  On May 12, 2025, XTI filed a Memorandum of Law in Opposition to Xeriant’s Motion to Dismiss XTI’s Second Amended Counterclaim. On May 20, 2025, the Company filed a Memorandum of Law in Support of its Motion to Dismiss XTI’s Second Amended Answer with Counterclaims. The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

On July 2, 2025, the Company was served with a complaint from Midland Compounding for breach of contract in the payment of an invoice in the amount of $57,600 related to a purchase order for consulting services related to improving the Company’s intumescent fire-retardant layer for NEXBOARD.  On August 20, 2025, the Company filed an Answer and Affirmative Defenses, essentially stating that Midland Compounding had not performed the services it was contracted to provide.

To our knowledge, none of our directors, officers, five (5%) shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on our business, financial condition, or operating results.

Fiscal Year 2025 Results of Operations Compared with Fiscal Year 2024

	For the years ended
	June 30, 2025	June 30, 2024	$

Operating expenses:
Consulting and advisory fees	$327,991	$731,128	$(403,137)
Related party consulting fees	438,000	388,000	50,000
General and administrative expenses	309,107	282,249	26,858
Professional fees	221,119	308,109	(86,990)
Research and development expense	69,274	196,422	(127,148)
Total operating expenses	1,365,491	1,905,908	(540,417)
Operating loss	(1,365,491)	(1,905,908)	540,417

Other expenses:
Amortization of debt discount	(51,006)	(19,189)	31,817
Interest expense	(225,566)	(1,183,885)	(958,319)
Loss on extinguishment of debt	(4,835)	(20,298)	15,463
Gain on extinguishment of debt	-	28,627	28,627
Change in fair value of convertible bridge loans	-	(2,448)	(2,448)
Total other (expense)	(281,407)	(1,197,193)	884,860
Net loss	$(1,646,898)	$(3,103,101)	$1,456,203

Consulting and advisory fees

Total consulting and advisory expenses were $327,991 and $731,128 for the years ended June 30, 2025 and 2024, respectively, a decrease of $403,137. The primary reason for the decrease was there were increased expenses due to stock issuances for advisory board and legal services in the amount of $374,906 in the prior period.

Related Party Consulting Fees

Total related party consulting fees were $438,000 and $388,000 for the years ended June 30, 2025 and 2024, respectively, an increase of $50,000. In addition to the consulting agreement amounts, the Company will pay additional consulting fees to related parties when the Company has increased available funds. In the current period, the Company had increased funds to pay  consulting fees.

General and administrative expenses

Total general and administrative expenses were $309,107 and $282,249 for the years ended June 30, 2025 and 2024, respectively, an increase of $26,858. The primary reason for the increase was increased expenses related to our subsidiary BlueGreen Composites, LLC. Expenses for BlueGreen Composites, LLC, relate to  testing and business development costs for the Company’s advanced materials operations.

Professional Fees

Total professional fees were $221,119 and $308,109 for the years ended June 30, 2025 and 2024, respectively, a decrease of $86,990. The primary reason for the decrease was higher auditing fees relating to change in audit firms and excess fees charged by prior firm and higher legal costs in the prior period.

Research and Development Expenses

Total research and development expenses were $69,274 and $196,422 for the years ended June 30, 2025, and 2024, respectively, a decrease of $127,148. The primary reason for the decrease was increased research and development expenses  related to testing and initial product development schedule in the prior period.

Other (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes, loss on extinguishment of debt, gain on extinguishment of debt and change in fair value of the convertible bridge loans. Total other expenses were $281,407 for the year ended June 30, 2025, compared to $1,197,193 for the year ended June 30, 2024, a decrease of $915,786. The primary reason for the decrease was in the prior period, the Company recorded default interest in the amount of $1,070,729 related to the Auctus note.

Net loss

Total net loss was $1,646,898 for the year ended June 30, 2025, compared to $3,103,101 for the year ended June 30, 2024, a decrease of $1,456,203. The decreased net loss was primarily related to less operating expenses in the current year offset by more interest expense in the prior year.

Liquidity and Capital Resources

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. On June 30, 2025 and 2024, the Company had $44,850 and $653,117 in cash, respectively, and $8,712,005 and $8,661,248 in negative working capital, respectively. On June 30, 2025, the principal balance of the Auctus Senior Secured Promissory Note was $5,900,000. The Note matured on March 15, 2023, and the company has been in discussions with Auctus to resolve the liability. For the years ended June 30, 2025 and 2024, the Company had a net loss of $1,646,898 and $3,103,101, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. To implement its business plan, the Company must raise sufficient funds in the form of equity, debt, or a combination thereof.  Until the Company develops profitable operations, it is dependent upon management continually raising funds.

During the year ended June 30, 2025, the Company’s operating activities used $1,288,505 of net cash used compared to using $1,430,345 of net cash used in operating activities during the year ended June 30, 2024. This difference primarily related to an decreased net loss in the prior period of $1,558,375 offset by a decreased change in accounts payable and accrued liabilities in the prior period in the amount of $1,335,117. During the year ended June 30, 2025, the Company’s investing activities used cash of $1,762 compared to using cash of $8,163 during the year ended June 30, 2024. In the current year the Company purchased property and equipment in the amount of $1,762. During the year ended June 30, 2025, the Company’s financing activities were $682,000 compared to $2,030,000 of net cash added in financing activities during the year ended June 30, 2024. This difference related to the fact the Company raised more money from convertible notes during the year ended June 30, 2024 than June 30, 2025.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 2, Summary of Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the years ended June 30, 2025 and 2024 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

Management is aware that certain changes in accounting estimates employed in generating financial statements can have the effect of making the Company look more or less profitable than it actually is. Management does not believe that the Company has made any such changes in accounting estimates.

Item 8. Financial Statements and Supplementary Data

XERIANT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

To the Board of Directors and

Stockholders of Xeriant, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xeriant, Inc. (the Company) as of June 30,2025 and 2024, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

The primary procedures we performed to address these critical audit matters included the following:

•	Reviewed agreements for all relevant terms.

•	Tested management’s identification and treatment of agreement terms.

•	Recalculated management’s fair value based on the terms in the agreements.

•	Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

We have served as the Company’s auditor since 2024. Astra Audit & Advisory LLC
Tampa, Florida
October 2, 2025

XERIANT, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2025	June 30, 2024

Assets
Current assets
Cash	$44,850	$653,117
Prepaids	11,827	2,931
Note receivable	-	8,163
Total current assets	56,677	664,211

Deposits	-	12,546
Property & equipment, net	4,158	3,995
Operating lease right-of-use asset, net	7,384	32,253
Total assets	$68,219	$713,005

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$1,000,975	$1,211,533
Accrued liabilities, related party	-	20,000
Shares to be issued	7,000	75,200
Convertible notes payable, net of discount - in default	5,900,000	5,850,000
Convertible notes payable, net of discount	1,853,323	2,132,529
Lease liability, current	4,279	36,197
Total current liabilities	8,765,577	9,325,459

Lease liability, long-term	3,105	-
Total liabilities	8,768,682	9,325,459

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.00001 par value; 100,000,000 shares authorize
Series A Preferred stock, 3,500,000 designated; 664,996 and 705,895 shares issued and outstanding at June 30, 2025 and 2024, respectively	7	7
Series B Preferred stock, 1,000,000 designated; 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 695,746,625 and 524,853,304 shares issued and outstanding at June 30, 2025 and 2024, respectively	6,958	5,248
Common stock to be issued	97,900	51,950
Additional paid-in capital	22,410,416	20,899,187
Accumulated deficit	(28,338,606)	(26,708,915)
Total stockholders’ deficit	(5,823,315)	(5,752,513)
Non-controlling interest	(2,877,148)	(2,859,941)
Total stockholders’ deficit	(8,700,463)	(8,612,454)
Total liabilities and stockholders’ deficit	$68,219	$713,005

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30,
	2025	2024
Operating expenses:
Consulting and advisory fees	$327,991	$731,128
Related party consulting fees	438,000	388,000
General and administrative expenses	309,107	282,249
Professional fees	221,119	308,109
Research and development expense	69,274	196,422
Total operating expenses	1,365,491	1,905,908

Loss from operations	(1,365,491)	(1,905,908)

Other expenses:
Amortization of debt discount	(51,006)	(19,189)
Interest expense	(225,566)	(1,183,885)
Loss on extinguishment of debt	(4,835)	(20,298)
Gain on extinguishment of debt	-	28,627
Change in fair value of convertible bridge loans	-	(2,448)
Total other expense	(281,407)	(1,197,193)

Net loss before income tax expense	(1,646,898)	(3,103,101)

Income tax expense	-	-

Net loss	(1,646,898)	(3,103,101)

Less net loss attributable to noncontrolling interest	(17,207)	(32,647)

Net loss attributable to common stockholders	$(1,629,691)	$(3,070,454)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	620,875,226	443,262,234

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common stock to be	Additional Paid-In	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Interest	Total
Balance June 30, 2023	757,395	8	1,000,000	10	389,433,144	3,894	51,950	19,789,793	(23,638,461)	(2,827,294)	(6,620,100)

Stock issued for services	-	-	-	-	17,001,960	170	-	374,736	-	-	374,906

Conversion of Series A Preferred to Common Stock	(51,500)	(1)	-	-	51,500,000	515	-	(515)	-	-	(1)

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	66,918,200	669	-	668,513	-	-	669,182

Warrants associated with convertible debt	-	-	-	-	-	-	-	66,660	-	-	66,660

Net Loss	-	-	-	-	-	-	-	-	(3,070,454)	(32,647)	(3,103,101)

Balance June 30, 2024	705,895	$7	1,000,000	$10	524,853,304	$5,248	$51,950	$20,899,187	$(26,708,915)	$(2,859,941)	$(8,612,454)

Stock issued for services	-	-	-	-	20,727,248	208	-	442,418	-	-	442,626

Conversion of Series A Preferred to Common Stock	(40,899)	-	-	-	40,899,000	409	-	(409)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	107,738,888	1,078	45,950	1,034,023	-	-	1,081,051

Warrants associated with convertible debt	-	-	-	-	-	-	-	35,212	-	-	35,212

Cashless exercise of warrants	-	-	-	-	1,528,185	15	-	(15)	-	-	-

Net Loss	-	-	-	-	-	-	-	-	(1,629,691)	(17,207)	(1,646,898)

Balance June 30, 2025	664,996	$7	1,000,000	$10	695,746,625	$6,958	$97,900	$22,410,416	$(28,338,606)	$(2,877,148)	$(8,700,463)

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30,
	2025	2024

Cash Flows from Operating Activities
Net loss	$(1,646,898)	$(3,103,101)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,599	1,512
Stock issued for services	442,626	374,906
Loss on extinguishment of debt	4,835	20,298
Gain on extinguishment of debt	-	(28,627)
Change in fair value of convertible bridge loans	-	2,448
Amortization of debt discount	51,006	19,189
Amortization of right of use asset	24,869	50,658
Changes in operating assets and liabilities:
Prepaids and deposits	3,650	1,598
Accounts payable and accrued liabilities	(53,179)	1,286,773
Accrued liability, related party	(20,000)	-
Shares to be issued	(68,200)	-
Lease liabilities	(28,813)	(55,999)
Net cash from operating activities	(1,288,505)	(1,430,345)

Cash Flows from Investing Activities
Cash issued for notes receivable	-	(139,947)
Cash repayments for notes receivable	-	131,784
Purchase of property and equipment	(1,762)	-
Net cash from financing activities	(1,762)	(8,163)

Cash Flows from Financing Activities
Proceeds from convertible bridge loans	682,000	2,030,000
Net cash from financing activities	682,000	2,030,000

Net change in cash	(608,267)	591,492

Cash at beginning of period	653,117	61,625

Cash at end of period	$44,850	$653,117

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$1,081,051	$669,182
Cashless exercise of warrants	$15	$-
Warrants issued with convertible notes payable	$35,212	$66,660
Right of use asset	$8,719	$-

The accompanying notes are an integral part of these consolidated financial statements.

 XERIANT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2025

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

Throughout the second half of 2023, the Company began developing its own advanced materials, including proprietary flame-retardant technology for polymers contained in recycled materials.  In 2024 the Company began testing a number of production processes to manufacture its eco-friendly, patent pending, composite construction panel called NEXBOARD™ that can be competitive in the market and produced at industrial scale. Xeriant intends to initially manufacture these wallboards through a contract manufacturer to meet current existing demand indicated by several homebuilders and developers.  During the first quarter of 2025, the Company appointed two Senior Advisors who are experts in nanomaterials, which will help expand the Company’s portfolio of advanced materials and products.  NEXBOARD will be available in varying thicknesses and sizes, including standard 48” x 96” sheets.  The Company will need to have this product certified for use in the construction industry, which is in process.  If the Company decides to set up its own manufacturing facilities it will need to raise significant capital, which may or may not be available depending on market conditions and other factors. The Company has had ongoing discussions with an investment bank interested in financing these facilities and operations through a series of green bond issuances although no engagement agreement has been entered into.

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

On March 31, 2023, the Company filed a provisional patent application titled “Multilayered Fire-Resistant Polymer Composite and Method for Producing Same,” for a method of producing a unique fire-resistant thermoplastic and fiber composite material which may be formed or shaped into various construction products of different thicknesses and dimensions. This green material will be composed primarily of recycled plastic, cellulose and ecofriendly fire-retardant chemicals, including but not limited to use in walls, ceilings, flooring, framing, siding, roofing, molding, and decking, used in construction. On April 1, 2024, the Company filed a non-provisional U.S. patent application claiming priority to the filing date of the 2023 related provisional patent application described herein.  Subject to available capital, the Company is planning to build manufacturing facilities in the United States for the production of NEXBOARD™ in order to meet market demand or alternatively license the technology and process. The Company has identified companies for near-term contract manufacturing, has potential locations identified for a pilot plant and larger manufacturing facilities, received bids for specialized manufacturing equipment, developed timetables related to the action plan, and selected a managing director with decades of experience who would like to oversee the startup of production, expansion and operations.

Aerospace

The Company seeks to develop or acquire and commercialize disruptive, high-growth-potential technologies in aerospace, including next-generation air and spacecraft which have potential applications in other industries.  The areas of focus that are reshaping the future of aerospace include advanced materials, advanced air mobility, unmanned aerial systems (drones), AI, hypersonics, communications, cybersecurity, satellites, and renewable energy technology.  The Company’s initial concentration was on the emerging aviation market called advanced air mobility (AAM), the transition to more efficient, eco-friendly, automated and convenient flight operations, enabled by the convergence of technological advancements in design and engineering, composite materials, propulsion systems, battery energy density and manufacturing processes. Next-generation aircraft being developed for this market offers low-cost, on-demand flight for passengers and cargo, utilizing lower altitude airspace and bypassing the traditional hub-and-spoke airport network with vertical takeoff and landing (VTOL) capabilities. Many of these lightweight aircraft are electrically powered through either hybrid or pure battery systems, which allows for quieter, low emission flights over urban areas, however with limited speed and range. Hydrogen powered aircraft have already been prototyped and are expected to become more prevalent over the next decade.  The development of solid-state hydrogen technology may address the safety, large-area storage requirement limitations for gaseous-state hydrogen.  The Company plans to partner with and acquire strategic interests in visionary companies that accelerate our mission of commercializing critical breakthrough aerospace technologies which enhance sustainability, performance, and safety.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements, which include the accounts of the Company, American Aviation Technologies (“AAT”), Eco-Aero, LLC, and BlueGreen Composites, LLC, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). The consolidated financial statements, which include the accounts of the Company and its subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with U.S. GAAP and presented in US dollars. The fiscal year end is June 30.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $28,338,606 as of June 30, 2025. During the year ended June 30, 2025, the Company’s net loss was $1,629,691 and at June 30, 2025, the Company had a working capital deficit of $8,708,900. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in approximately three months from October 2, 2025. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Xeriant, Inc., AAT, Eco-Aero, LLC and BlueGreen Composites, LLC. The Company owns a 64% controlling interest in AAT; and a 100% interest in BlueGreen Composites, LLC. All intercompany balances and transactions have been eliminated.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. During the years ended June 30, 2025 and 2024, there were no impairments.

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

Share-based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. The Company measures the cost of goods or services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. The Company uses the fair value of the Company’ stock price to calculate the fair value of restricted stock. During the years ended June 30, 2025 and 2024, the Company recognized $442,626 and $374,906 in share-based compensation expense, respectively. Share-based compensation is included in the consolidated statements of operations under consulting and advisory fees.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $69,274 and $196,422 for the years ended June 30, 2025 and 2024, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred and are included in the general and administrative expenses section of the consolidated statements of operations. The Company recorded marketing expenses in the amount of $133,791 and $4,855 for the years ended June 30, 2025 and 2024, respectively.

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

	Years ended June 30,
	2025	2024
Warrants	111,568,828	118,968,828
Stock options	-	21,250,000
Convertible notes payable	865,878,677	882,527,009
Preferred stock	664,116,000	705,895,000
Total	1,641,563,505	1,728,640,837

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

Recent Accounting Pronouncements

All  recent accounting pronouncements issued by the Financial Accounting Standards Board, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On June 30, 2025 and 2024, the Company had $0 in excess of FDIC insurance.

NOTE 4 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

The Company leased 2,911 square feet of office space located in the Research Park at Florida Atlantic University, Innovation Centre 1, 3998 FAU Boulevard, Suite 309, Boca Raton, Florida. The Company entered into a lease agreement commencing on November 1, 2019, through January 31, 2025, in which the first three months of rent were abated. The lease expired on January 31, 2025, and was not renewed.

On February 13, 2025, the Company executed an agreement to lease office space at 3651 FAU Boulevard, Suite 400, Boca Raton, FL 33431. The lease commencement date is March 1, 2025, and is not to exceed twenty-four (24) months. The base rent is $399 per month.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the consolidated statements of operations. During the years ended June 30, 2025 and 2024, the Company recorded $47,800 and $52,632 in rent expense, respectively, in general and administrative expenses on the consolidated statements of operations.

Right-of-use asset is summarized below:

	June 30, 2025	June 30, 2024
Office lease	$8,719	$220,448
Less accumulated amortization	(1,335)	(188,195)
Right of use assets, net	$7,384	$32,253

Operating lease liability is summarized below:

	June 30, 2025	June 30, 2024
Office lease	$7,384	$36,197
Less: current portion	(4,279)	(36,197)
Long term portion	$3,105	$-

NOTE 5 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

The carrying value of convertible notes payable in default as of June 30, 2025 and 2024 is as follows.

	June 30,	June 30,
Convertible Notes Payable	2025	2024
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$5,900,000	$5,850,000
Total face value	$5,900,000	$5,850,000

Auctus Fund LLC Senior Secured Note

Through Maxim Group, LLC, the Company was introduced to Auctus Fund LLC (“Auctus”) for the purpose of providing bridge loan funding to satisfy the requirements of a pending merger with XTI Aircraft under a letter of intent signed in September 2021.  On October 27, 2021, the Company issued a convertible note payable with Auctus with the principal of $6,050,000, consisting of $5,142,500, which was the actual amount funded, plus an original issue discount in the amount of $907,500 for interest on the unpaid principal amount at the rate of zero percent per annum from the issue date until the note becomes due and payable.  The closing costs were $433,550, which included $308,550 in fees paid to Maxim and professional fees for completing the transaction. The Note had an initial due date of October 27, 2022. The Auctus Note provides the holder has the option to convert the principal balance to common stock of the Company at a conversion price of the lesser of (i) $0.1187 or (ii) 75% of the offering price per share divided by the number of shares of common stock. The Auctus Note is secured by the grant of a first priority security interest in the assets of the Company. In connection with the Auctus Note, the Company issued warrants indexed to an aggregate of 50,968,828 shares of common stock. The warrants have a term of five years and an exercise price of $0.1187.  The exercise price can be adjusted downward to match the price of the Company’s most recent issuances of common shares.

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

On October 19, 2023, the Company filed a complaint against Auctus. See Litigation at Note 8 section below for a summary of the related legal proceedings.

As of June 30, 2024, a total of $50,000 remained outstanding, and was recorded within accounts payable and accrued liabilities on the consolidated balance sheets. As of June 30, 2025, the $50,000 accrued liability was consolidated into the balance of the convertible note payable.  During the year ended June 30, 2024, the Company recorded $1,070,729 in default interest related to the note. On October 6, 2023, Auctus converted $200,115 in interest into 20,011,500 shares of common stock and on April 5, 2024, Auctus converted $227,067 in interest into 22,706,700 shares of common stock. As of June 30, 2025, and 2024, the balance of accrued interest of this note was $643,546, which is recorded in the accounts payable and accrued liabilities section of the consolidated balance sheets.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount at June 30, 2025 and 2024, was as follows:

	June 30,	June 30,
Convertible Notes Payable	2025	2024
Convertible notes payable (10% interest)	$1,885,000	$2,180,000
Less unamortized discount	(31,677)	(47,471)
Total face value	$1,853,323	$2,132,529

Between January 13, 2023 and December 16, 2024, the Company issued convertible bridge loans with an aggregate face value of $2,746,000. The notes have a coupon rate of 10% and a maturity date of one year. The Notes are convertible at a fixed price of $0.01 per share. In connection with the Notes, holders of $150,000 in principal were issued 15,000,000 warrants during the fiscal year ended June 30, 2024. These warrants have an exercise price of $0.01 per share and have a three-year expiration date.

During the year ended June 30, 2025, $971,000 in principal and $97,050 in accrued interest was converted into 105,538,888 shares of common stock.

During the years ended June 30, 2025 and 2024, the Company recorded $225,566 and $113,156 in interest expense related to these notes, respectively. As of June 30, 2025 and 2024, the balance of accrued interest related to these loans was $230,241 and $101,724, respectively.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Consulting fees

During the years ended June 30, 2025 and 2024, the Company recorded $203,000 and $207,000 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. As of June 30, 2025 and 2024, $0 and $5,000 was accrued, respectively.

For the years ended June 30, 2025 and 2024, the Company recorded $80,000 and $78,500 respectively, in consulting fees to Edward DeFeudis, a Director of the Company. As of June 30, 2025 and 2024, $0 and $10,000 was accrued, respectively.

During the years ended June 30, 2025 and 2024, the Company recorded $95,000 and $67,000 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. As of June 30, 2025 and 2024, $0 was accrued.

During the years ended June 30, 2025 and 2024, the Company recorded $60,000 and $35,000 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. As of June 30, 2025 and 2024, $0 and $5,000 was accrued, respectively.

The above transactions are not necessarily indicative of what third parties would agree to.

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

On January 1, 2025, the Company agreed to issue to two advisors 1,000,000 common shares each, vesting and issued quarterly, beginning June 30, 2025, and $2,500 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of either party upon written notice.

On January 22, 2025, the Company agreed to issue a new advisor 1,000,000 common shares, vesting and issued quarterly, beginning April 21, 2025, and $2,500 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of either party upon written notice.

Litigation

On October 19, 2023, Xeriant filed a complaint in the United States Southern District of New York (Case no.1:23-cv-09200) against Auctus Fund LLC, to invalidate allegedly illegally designed contractual agreements, including contesting the enforceability of the related note and amendments, and to set aside improper and unlawful securities transactions effectuated in violation of Section 15(a)(1) of the Exchange Act (15 U.S.C. § 78o(a)(1)) by the Defendant, alleging breaches of fiduciary duty and related claims. On February 9, 2024, the case was dismissed. The Company filed a Notice of Civil Appeal on March 13, 2024, primarily based on public welfare because of the pending litigation between the SEC and Auctus Fund Management, LLC, which complaint was filed on June 1, 2023. On June 19, 2024, the Company filed an appeal in the United States Court of Appeals for the Second Circuit (Case no. 24-682-cv), which is still pending. On June 25, 2025, the appellate court affirmed the lower court’s decision. The Company’s counsel is in the process of filing an appeal to the United States Supreme Court to challenge this decision, which went against precedent decisions in other districts. In addition to the pending legal matters, the Company is currently in discussions with Auctus in an attempt to come up with a settlement. The Company’s ongoing lawsuit against XTI Aircraft Company has a connection to the Auctus matter in that the Company’s obligations to Auctus were, according to Xeriant’s complaint, to be assumed by XTI as provided in a Letter Agreement.  The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, alleging fraudulent acts, deceptive maneuvers and intentional breaches, and seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.  On February 29, 2024, the Company filed a Second Amended Complaint alleging seven counts including intentional fraud, fraudulent concealment, breach of contract, unjust enrichment, unfair competition, quantum meruit, and misappropriation of confidential information. XTI filed a Motion to Dismiss on March 13, 2024, seeking to dismiss all the Company’s claims except for breach of contract. The Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss on April 10, 2024, and on January 14, 2025, the Court agreed with the Company’s position that its claims were validly alleged and denied all of XTI’s arguments in their entirety.  On February 18, 2025, XTI filed its answer to the Company’s Second Amended Complaint adding two counter claims, including breach of fiduciary duty and breach of contract.  The Company responded on March 18, 2025, moving to dismiss both counterclaims and on April 1, 2025, XTI filed a Second Amended Answer and Counterclaims to the Second Amended Complaint.  On April 28, 2025, the Company filed a Motion to Dismiss XTI’s Second Amended Answer and Counterclaims.  On May 12, 2025, XTI filed a Memorandum of Law in Opposition to Xeriant’s Motion to Dismiss XTI’s Second Amended Counterclaim.  On May 20, 2025, Xeriant filed a Memorandum of Law in Support of its Motion to Dismiss XTI’s Second Amended Answer with Counterclaims. The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

On July 2, 2025, the Company was served with a complaint from Midland Compounding for breach of contract in the payment of an invoice in the amount of $57,600 related to a purchase order for consulting services related to improving the Company’s intumescent fire-retardant layer for NEXBOARD.  On August 20, 2025, the Company filed an Answer and Affirmative Defenses, essentially stating that Midland Compounding had not performed the services it was contracted to provide.

To the Company’s knowledge, none of our directors, officers, five (5%) shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on its business, financial condition, or operating results.

NOTE 9 – EQUITY

Common Stock

As of June 30, 2025 and 2024, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 695,746,625 and 524,853,304 shares issued and outstanding as of June 30, 2025 and 2024, respectively.

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

As of June 30, 2025 and 2024, the Company had 664,996 and 705,895 shares of Series A preferred stock issued and outstanding, respectively.

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

Stock Options

A summary of the Company’s stock options activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	21,250,000	$0.12	0.97
Granted	-
Exercised	-	-
Canceled	-	-
Outstanding at June 30, 2024	21,250,000	$0.12	0.13	-
Granted	-
Exercised	-	-
Canceled	(21,250,000)	-
Outstanding at June 30, 2025	-			$-
Exercisable at June 30, 2025	-			$-

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.169 - $0.23
Exercise prices	$0.12
Range of expected term	1.55 Years – 2.49 Years
Range of market volatility:
Range of equivalent volatility	181.21% - 275.73%
Range of interest rates	0.20% - 1.08%

Warrants

As of June 30, 2025 and 2024, the Company had 111,568,828 and 118,968,828 warrants outstanding. The warrants have a term of two to five years, and an exercise price range from $0.021 and $0.1187. The Company evaluated the warrants under ASC 815, Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair values. As of June 30, 2025, the weighted average remaining useful life of the warrants was 1.90. The warrants are detailed as follows:

Number of Warrants	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	104,802,161	$0.11	3.79	$-
Granted	15,000,000	$0.01	3.00
Exercised	-
Canceled	(833,333)
Outstanding at June 30, 2024	118,968,828	$0.09	2.50	$-
Granted	7,900,000	$0.01	3.00
Exercised	-
Canceled	(15,300,000)
Outstanding at June 30, 2025	111,568,828	$0.095	1.90	$-
Vested at June 30, 2025	111,568,828	$0.095	1.90	$-
Exercisable at June 30, 2025	111,568,828	$0.095	1.90	$-

NOTE 10 – INCOME TAXES

The Company did not provide any current or deferred US federal income tax provision or benefit for the years ending June 30, 2025 and 2024, as they incurred tax losses during both periods.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements for the years ended June 30, 2025 and 2024 as defined under ASC 740, “Accounting for Income Taxes.”

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Years ended
	June 30, 2025	June 30, 2024
U.S. statutory federal income tax rate	21%	21%
State income taxes, net of federal income tax	4%	4%
Change in valuation allowance	(25%)	(25%)
Effective income tax rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Years ended
	June 30, 2025	June 30, 2024

Tax credit (expense) at statutory rate (25%)	$407,423	$767,614
Increase in valuation allowance	(407,423)	(767,614)
Net deferred income tax asset	$—	$—

At June 30, 2025 and 2024, the significant components of the deferred tax assets are summarized below:

	June 30,	June 30,
	2025	2024

Net operating loss carry-forward	$7,084,652	$6,677,229
Valuation allowance	(7,084,652)	(6,677,229)
Net deferred tax asset (liability)	$-	$-

As of June 30, 2025 and 2024, the Company had a federal net operating loss carryforward of $28,338,606 and $26,708,915, respectively. The federal net operating loss carryforwards do not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the consolidated financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

NOTE 11 – SUBSEQUENT EVENTS

Litigation

On July 2, 2025, the Company was served with a complaint from Midland Compounding for breach of contract in the payment of an invoice in the amount of $57,600 related to a purchase order for consulting services related to improving the Company’s intumescent fire-retardant layer for NEXBOARD.  On August 20, 2025, the Company filed an Answer and Affirmative Defenses, essentially stating that Midland Compounding had not performed the services it was contracted to provide.

Stock Issuances

On July 8, 2025, the Company issued 2,673,077 common shares for services.

On July 15, 2025, the Company issued 5,500,000 common shares that were converted from a convertible note with a principal amount of $50,000 and accrued interest of $5,000.

On August 11, 2025, the Company issued 5,000,000 common shares that were converted from 5,000 Series A preferred shares.

On August 20, 2025, the Company issued 7,700,000 common shares that were converted from a convertible note with a principal amount of $70,000 and accrued interest of $7,000.

On September 8, 2025, the Company issued 10,000,000 common shares that were converted from 10,000 Series A preferred shares.

On September 10, 2025, the Company issued 19,250,000 common shares that were converted from a convertible note with a principal amount of $175,000 and accrued interest of $17,500.

On September 15, 2025, the Company issued 1,100,000 common shares that were converted from a convertible note with a principal amount of $10,000 and accrued interest of $1,000.

Convertible Notes

On July 22, 2025, the Company issued a convertible note in the amount of $25,000. In connection with the convertible note, the Company issued 2,500,000 warrants with an exercise price of $0.01 and a three-year term.

On August 5, 2025, the Company issued convertible notes in the amount of $30,000. In connection with the convertible notes, the Company issued 3,000,000 warrants with an exercise price of $0.01 and a three-year term.

On August 6, 2025, the Company issued convertibles notes in the amount of $30,000. In connection with the convertible notes, the Company issued 3,000,000 warrants with an exercise price of $0.01 and a three-year term.

On August 7, 2025, the Company issued a convertible note in the amount of $10,000. In connection with the convertible note, the Company issued 1,000,000 warrants with an exercise price of $0.01 and a three-year term.

On August 8, 2025, the Company issued convertible notes in the amount of $30,000. In connection with the convertible notes, the Company issued 3,000,000 warrants with an exercise price of $0.01 and a three-year term.

On August 15, 2025, the Company issued a convertible note in the amount of $10,000. In connection with the convertible note, the Company issued 1,000,000 warrants with an exercise price of $0.01 and a three-year term.

On September 2, 2025, the Company issued a convertible note in the amount of $15,000. In connection with the convertible note, the Company issued 1,500,000 warrants with an exercise price of $0.01 and a three-year term.

On September 18, 2025, the Company issued a convertible note in the amount of $25,000. In connection with the convertible note, the Company issued 2,500,000 warrants with an exercise price of $0.01 and a three-year term.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

At June 30, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that, at June 30, 2025, our disclosure controls and procedures are effective.

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

Our management has conducted an evaluation, under the supervision and with the participation of Keith Duffy, our Chief Executive Officer, and Brian Carey, our Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of June 30, 2025. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Keith Duffy concluded that our internal controls over financial reporting are effective, based upon the Company’s size and staff size, and that there are no apparent material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2025, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Xeriant, Inc.

The following sets forth information about our directors and executive officers:

Name	Age	Position

Keith Duffy	63	Chairman of the Board and CEO

Scott Duffy	63	Executive Director

Mark Sternberg	58	Director

Pablo Lavigna	53	Chief Information Officer

Brian Carey	62	Chief Financial Officer

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

Mark Sternberg, Director

An industry leader in the field of nanotechnology, Mark Sternberg has more than 30 years of experience in the development and commercialization of innovative nanomaterials for the industrial, biotech and construction markets. Over his impressive career, he has been responsible for product management, manufacturing, sales, licensing, IP, finance, marketing and distribution. He has held senior executive roles at both public and private companies and holds multiple patents in nanomaterials and coatings. As President and CEO of Moyco Precision Abrasives, he oversaw the development of nanomaterial and submicron abrasive formulations, coatings, quality control, and research and development, and effectuated the company’s sale to Saint-Gobain, a $50B global leader in advanced materials. Following the acquisition, he became National Sales Manager and Product Manager for Saint-Gobain Abrasives, a division with $2B in sales. Among his many accomplishments, he was a pioneer in producing nanodiamonds, the first in the U.S., which can be used for many industrial and biomedical applications, including metal coatings, polishing of semiconductors, ophthalmic lenses, lubrication, drug delivery, and energy production. As CFO for Debina Diagnostics, a biotechnology firm, he developed fluorescent nanodiamond particles for medical imaging applications and was recognized by the Journal of Nanomedicine. Because of his unique background and expertise, he is highly regarded as a consultant for large multi-national corporations and private companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to our fiscal year ended June 30, 2025.

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

Item 11. Executive Compensation.

For the year ended June 30, 2025, all officers and directors were compensated as independent contractors based upon respective consulting agreements as noted in Table below.

The following table shows information regarding the compensation earned for the years ended June 30, 2025 and 2024 by our named executive officers:

EXECUTIVE COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Keith Duffy (1)	2025	$101,500	-	-	-	-	-	-	$101,500
	2024	$103,750	-	-	-	-	-	-	$103,750

Scott Duffy (1)	2025	$101,500	-	-	-	-	-	-	$101,500
	2024	$103,750	-	-	-	-	-	-	$103,750

Pablo Lavigna (2)	2025	$95,000	-	-	-	-	-	-	$95,000
	2024	$67,000	-	-	-	-	-	-	$67,000

Brian Carey (3)	2025	$60,000	-	-	-	-	-	-	$60,000
	2024	$25,000	-	-	-	-	-	-	$25,000

(1)

Paid as consulting fees for the years ended June 30, 2025 and 2024 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations. The Company recorded $0 in accrued liabilities related to unpaid compensation for Keith Duffy, for the year ended June 30, 2025.

(2)	Paid as consulting fees for the years ended June 30, 2025 and 2024 to AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO.

(3)

Paid as consulting fees for the years ended June 30, 2025 and 2024 to Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The Company recorded $0 in accrued liabilities related to unpaid compensation for Brian Carey, for the year ended June 30, 2025.

Director Compensation

The following table shows information regarding the compensation earned during the years ended June 30, 2025, and 2024 by the members of our board of directors.

DIRECTOR COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Keith Duffy	2025	-	-	-	-	-	-	-	-
Director	2024	-	-	-	-	-	-	-	-

Scott Duffy	2025	-	-	-	-	-	-	-	-
Director	2024	-	-	-	-	-	-	-	-

Edward C. DeFeudis (1)	2025	$80,000	-	-	-	-	-	-	$80,000
Director	2024	$78,500	-	-	-	-	-	-	$78,500

Mark Sternberg	2025	$-	-	-	-	-	-	-	$-
Director	2024	$-	-	-	-	-	-	-	$-

(1)

Paid as consulting fees for the years ended June 30, 2025, and 2024 to Edward C. DeFeudis, a member of the board of directors. The Company recorded $0 in accrued liabilities related to unpaid compensation for Edward DeFeudis, for the year ended June 30, 2025.

Executive Compensation Policies as They Relate to Risk Management

Management has considered whether our compensation policies might encourage inappropriate risk taking by the Company’s executive officers and other employees. The Compensation Committee has determined that the current compensation structure aligns the interests of the executive officers with those of the Company without providing rewards for excessive risk taking by awarding a mix of fixed and performance-based or discretionary bonuses with the performance-based compensation focused on profits as opposed to revenue growth.

Option Exercises and Fiscal Year-end Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2025, or held any outstanding stock options as of June 30, 2025.

Incentive Plan

The Registrant does not have any equity compensation plans.

Consulting Agreements

None, although the officers are currently paid as related party consultants of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth as of June 30, 2025, information with respect to beneficial ownership of the Company’s common stock by:

•	Each person known to the Company to own beneficially more than 5% of our outstanding common stock, either before or immediately after the merger.

•	Each of the post-Merger directors and executive officers of the Company.

•	All of our post-Merger directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to any warrants or options that are presently exercisable or exercisable within 60 days of June 30, 2025, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The numbers reflected in the percentage ownership columns are based on a fully diluted basis of the Company’s common stock outstanding after a conversion of the Series A Preferred Stock into Common Shares. The persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Number of Shares of Common Stock	Number of Series A Preferred Stock	Total Fully Diluted Shares	Percentage Represented on a Fully Diluted Basis
Name of Beneficial Owner
Micha Holdings, LLC (1)	-	44,800	44,800,000	1.92%
Ancient Investments, LLC (2)	-	200,000	200,000,000	8.55%
Basil Consulting, LLC (3)	5,000,000	77,362	82,362,000	3.52%
Christopher Sawchuk	16,890,791	100,000	116,890,791	5.00%
Pablo Lavigna (4)	13,454,545	-	13,454,545	0.58%
Brian Carey (5)	203,025	-	203,025	0.01%

All directors and executive officers as a group (five persons)	13,657,570	-	213,657,570	9.14%
Total shares	695,746,625	664,996	1,360,742,625

(1)	Alberto Silva has control and dispositive power over Micha Holdings, LLC and is the beneficial owner of Micha Holdings, LLC.
(2)	Keith Duffy is the Chairman and Chief Executive Officer of the Company, and is a beneficial owner of Ancient Investments, LLC.
(3)	Cameron Cox is the beneficial owner or Basil Consulting, LLC.
(4)	Pablo Lavigna is the Chief Information Officer of the Company and the beneficial owner of these shares, which are under his personal name and his company, AMP Web Services, LLC.
(5)	Brian Carey is the Chief Financial Officer of the Company.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Astra Audit & Advisory, LLC for professional services rendered for the fiscal years ended June 30, 2025 and 2024:

	Fiscal Year Ended
	June 30, 2025	June 30, 2024
Audit Fees	$72,037	$89,605
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$72,037	$89,605

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

Our Board of Directors has reviewed and discussed with Astra Audit & Advisory (“Astra”) our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2025 and 2024, respectively. The Board of Directors also has discussed with Astra the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2025, for filing with the SEC.

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

XERIANT, INC.

Date: October 2, 2025	By:	/s/ Keith Duffy
Keith Duffy
	Title:	President and Chief Executive Officer (Principal Executive)

Date: October 2, 2025	By:	/s/ Brian Carey
Brian Carey
	Title:	Chief Financial Officer

Date: October 2, 2025	By:	/s/ Scott Duffy
Scott Duffy
	Title:	Executive Director, Corporate Operations

