Form 10-Q
period 2025-09-30
XERIANT, INC.
filed 2025-11-19
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number: 000-54277

XERIANT, INC.
(Exact name of registrant as specified in its charter).

Nevada	27-1519178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Innovation Centre 1 3651 FAU Boulevard, Suite 400 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (561) 491-9595

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
N/A	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 18, 2025, the Registrant had outstanding 789,503,035 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

XERIANT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	As of	As of
	September 30, 2025	June 30, 2025

Assets
Current assets
Cash	$52,136	$44,850
Prepaids	9,548	11,827
Total current assets	61,684	56,677

Property & equipment, net	3,693	4,158
Operating lease right-of-use asset, net	6,353	7,384
Total assets	$71,730	$68,219

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$412,828	$1,000,975
Accrued liabilities, related party	23,000	-
Shares to be issued	7,000	7,000
Convertible notes payable	-	5,900,000
Convertible notes payable, net of discount	1,700,462	1,853,323
Settlement liability	3,500,000	-
Taxes payable	124,585
Lease liability, current	4,388	4,279
Total current liabilities	5,772,263	8,765,577

Lease liability, long-term	1,965	3,105
Total liabilities	5,774,228	8,768,682

Commitments and contingencies (Note 9)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 649,996 and 664,996 shares issued and outstanding at September 30, 2025, and June 30, 2025, respectively	7	7
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 749,053,035 and 695,746,625 shares issued and outstanding at September 30, 2025, and June 30, 2025, respectively	7,492	6,958
Common stock to be issued	397,900	97,900
Additional paid in capital	22,881,775	22,410,416
Accumulated deficit	(26,112,534)	(28,338,606)
Total stockholders' deficit	(2,825,350)	(5,823,315)
Non-controlling interest	(2,877,148)	(2,877,148)
Total stockholders' deficit	(5,702,498)	(8,700,463)
Total liabilities and stockholders' deficit	$71,730	$68,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended
	September 30,
	2025	2024
Operating expenses:
Consulting and advisory fees	$67,200	$88,983
Related party consulting fees	74,000	123,000
General and administrative expenses	24,912	56,445
Professional fees	83,997	63,806
Research and development expense	53,966	26,561
Total operating expenses	304,075	358,795

Loss from operations	(304,075)	(358,795)

Other expenses:
Amortization of debt discount	(44,031)	(16,802)
Interest expense	(44,783)	(61,617)
Gain on extinguishment of debt	2,743,546	64,992
Total other income (expense)	2,654,732	(13,427)

Net income (loss) before income tax expense	2,350,657	(372,222)

Income tax expense	124,585	-

Net income (loss)	2,226,072	(372,222)

Less net loss attributable to noncontrolling interest	-	(7,376)

Net income (loss) attributable to common stockholders	$2,226,072	$(364,846)

Basic and diluted earnings per share on net income (loss)
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding
Basic	716,715,546	547,575,614
Diluted	2,367,087,385	547,575,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common stock to be	Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Interest	Total
Balance June 30, 2025	664,996	$7	1,000,000	$10	695,746,625	$6,958	$97,900	$22,410,416	$(28,338,606)	$(2,877,148)	$(8,700,463)

Stock issued for services	-	-	-	-	4,756,410	48	-	59,452	-	-	59,500

Conversion of Series A Preferred to Common Stock	(15,000)	-	-	-	15,000,000	150	-	(150)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	33,550,000	336	-	335,165	-	-	335,501

Warrants issued with convertible notes payable	-	-	-	-	-	-	-	76,892	-	-	76,892

Stock owed in connection with settlement agreement	-	-	-	-	-	-	300,000	-	-	-	300,000

Net income	-	-	-	-	-	-	-	-	2,226,072	-	2,226,072

Balance September 30, 2025	649,996	$7	1,000,000	$10	749,053,035	$7,492	$397,900	$22,881,775	$(26,112,534)	$(2,877,148)	$(5,702,498)

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

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended
	September 30,
	2025	2024

Cash Flows from Operating Activities
Net Income (Loss)	$2,226,072	$(372,222)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	465	378
Stock issued for services	59,500	217,512
Gain on extinguishment of debt	(2,743,546)	-
Amortization of debt discount	44,031	16,802
Amortization of right of use asset	1,031	13,566
Changes in operating assets and liabilities:
Prepaids	2,279	(8,861)
Accounts payable and accrued liabilities	85,900	(197,218)
Accrued liability, related party	23,000	(7,999)
Taxes payable	124,585	-
Lease liabilities	(1,031)	(15,053)
Net cash used in operating activities	(177,714)	(353,095)

Cash Flows from Investing Activities
Net cash from financing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable	185,000	-
Net cash provided by financing activities	185,000	-

Net change in cash	7,286	(353,095)

Cash at beginning of period	44,850	653,117

Cash at end of period	$52,136	$300,022

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$335,501	$269,501
Warrants issued with convertible notes payable	$76,892	$-
Stock owed in connection with settlement agreement	$300,000	$-

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  XERIANT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING SEPTEMBER 30, 2025

UNAUDITED

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Company Overview

Xeriant, Inc. (the “Company”) is dedicated to the discovery, development and commercialization of transformative technologies, including advanced materials, which can be successfully integrated and deployed across multiple industrial sectors. The Company seeks to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant’s advanced materials line is marketed under the DUREVER™ brand, and includes NEXBOARD™, an eco-friendly, patent-pending composite construction panel made from plastic and fiber waste, designed to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company, American Aviation Technologies, LLC and BlueGreen Composites, LLC, its subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim information and in accordance with the instructions to Form 10Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S.GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The unaudited condensed consolidated financial statements, which include the accounts of the Company and its subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The financial statements have been prepared using the accrual basis of accounting in accordance with U.S. GAAP and presented in US dollars. The Company’s fiscal year end is June 30. The interim results for the three months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending June 30, 2026, or for any future periods.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $26,112,534 as of September 30, 2025. During the three months ended September 30, 2025, the Company had net income of $2,226,072 and at September 30, 2025, the Company had a working capital deficit of $5,710,579. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditure, the Company expects to expend its available cash in approximately two months from November 17, 2025. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business, although no assurance can be given that these things will happen. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Xeriant, Inc., American Aviation Technologies, LLC (“AAT”) and BlueGreen Composites, LLC. The Company owns a 64% controlling interest in AAT and a 100% interest in BlueGreen Composites, LLC. All intercompany balances and transactions have been eliminated.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. During the three months ended September 30, 2025 and 2024, there were no impairments.

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

Stock-based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. The Company measures the cost of goods or services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. The Company uses the fair value of the Company’ stock price to calculate the fair value of restricted stock. During the three months ended September 30, 2025 and 2024, the Company recognized $59,500 and $217,512 in share-based compensation expense, respectively. Stock-based compensation is included in the condensed consolidated statements of operations under consulting and advisory fees.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $53,966 and $26,561 for the three months ended September 30, 2025 and 2024, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $1,794 and $2,035 for the three months ended September 30, 2025 and 2024, respectively, as general and administrative expenses.

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

Basic Income (Loss) Per Share

Under the provisions of ASC 260, “Earnings per Share”, basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The following potential common shares are as follows:

	Three months ended September 30,
	2025	2024
Warrants	130,068,828	118,968,828
Stock options	-	21,250,000
Convertible notes payable	855,307,011	861,438,676
Preferred stock	664,996,000	699,416,000
Total	1,650,371,839	1,701,073,504

For the three months ended September 30, 2025, the Company had net income. As such, the above potential common shares have been included in the diluted net income per share for the three months ended September 30, 2025. For the three months ended September 30, 2024, the Company had a net loss. As a result, those shares have been excluded from the diluted net loss per share calculations for the three months ended September 30, 2024, because the effect of including them would be anti-dilutive.

Segment Reporting

The Company has determined that they had one reportable segment, which includes discovery, development and commercialization of transformative technologies, including advanced materials, which can be successfully integrated and deployed across multiple industrial sectors. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources.

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

The Company includes the assets and liabilities related to the VIE in the condensed consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation of the VIE. Xeriant. provided cash to the VIE to fund its operations. The carrying amounts of the consolidated VIE’s assets and liabilities associated with the VIE subsidiary were as follows:

	Sept 30, 2025	June 30, 2025
Assets
Cash	$-	$-
Total Assets	$-	$-

Liabilities
Due to Xeriant Inc.	$4,475,155	$4,475,155
Total Liabilities	$4,475,155	$4,475,155

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On September 30, 2025, and June 30, 2025, the Company had $0 in excess of FDIC insurance (deposits in excess of $250,000, as calculated in accordance with FDIC regulations).

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITY

On February 13, 2025, the Company executed an agreement to lease office space at 3651 FAU Boulevard, Suite 400, Boca Raton, FL 33431. The lease commencement date was March 1, 2025, and is a month-to-month term not to exceed twenty-four months. The rent is $399 per month.  The Company is electing to record as ROU since the Company intends to renew the month-to-month lease for the foreseeable future.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the condensed consolidated statements of operations. During the three months ended September 30, 2025 and 2024, the Company recorded $1,197 and $13,257 in rent expense, respectively, in general and administrative expenses on the condensed consolidated statements of operations.

Right-of-use asset is summarized below:

	September 30, 2025	June 30, 2025
Office lease	$8,719	$8,719
Less accumulated amortization	(2,366)	(1,335)
Right of use assets, net	$6,353	$7,384

Operating lease liability is summarized below:

	September 30, 2025	June 30, 2025
Office lease	$6,353	$7,384
Less: current portion	(4,388)	(4,279)
Long term portion	$1,965	$3,105

Maturity of lease liabilities are as follows:

Year ended June 30, 2026	$3,591
Year ended June 30, 2027	3,192
Total future minimum lease payments	6,783
Less: Present value discount	(430)
Lease liability	$6,353

NOTE 6 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

The carrying value of convertible notes payable in default as of September 30, 2025, and June 30, 2025, is as follows.

	September 30,	June 30,
Convertible Notes Payable	2025	2025
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$-	$5,900,000
Total face value	$-	$5,900,000

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

As of June 30, 2025, a total of $50,000 remained outstanding, and was recorded within accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets. As of March 31, 2025, the $50,000 accrued liability was consolidated into the balance of the convertible note payable.  During the year ended June 30, 2024, the Company recorded $1,070,729 in default interest related to the note. On October 6, 2023, Auctus converted $200,115 in interest into 20,011,500 shares of common stock and on April 5, 2024, Auctus converted $227,067 in interest into 22,706,700 shares of common stock. As of September 30, 2025, and June 30, 2025, the balance of accrued interest of this note was $0 and $643,546, respectively, which is recorded in the accounts payable and accrued liabilities section of the condensed consolidated balance sheets.

Effective October 29, 2025, Xeriant entered into a Settlement Agreement with Auctus to restructure the Auctus Note and related Xeriant obligations. The Settlement Agreement provides, inter alia, the following:

1. The Company will issue to Auctus 30,000,000 unrestricted shares of the Company’s Common Stock (the “Conversion Shares”) pursuant to an existing Notice of Conversion dated February 24, 2025.

2. The Company will pay Auctus $3,500,000 as follows: (A) $1,000,000 on or before 75 days from October 29, 2025; (B) $1,000,000 on or before 105 days from October 29, 2025;(C) $1,000,000 on or before 135 days from October 29, 2025; and (D) $500,000 on or before 165 days from October 29, 2025.

3. Within ten (10) business days of receipt by the Company of any money or any other consideration pertaining to the legal action brought by the Company against XTI Aircraft Company, the Company will transfer litigation proceeds to Auctus on a preferred basis and share on a percentage basis thereafter net of legal fees not to exceed $250,000.

4. Provided that the Company timely makes all payments with respect to the $3,500,000, Auctus will return to Company (a) a Warrant dated July 26, 2022, to purchase 25,000,000 shares of the Company’s Common Stock and (b) a Warrant dated December 27, 2022, to purchase 25,000,000 shares of the Company’s Common Stock.

5. So long as the Company makes all payments as set forth above, Auctus will suspend any further exercise of its conversion rights under the Note.

6. The Company has issued a full and unconditional release to Auctus regarding any claims that the Company has against Auctus with respect to the Note and all agreements relating to the Note.

7. The Company agrees that it will not pursue, file or permit to be pursued. any civil action against Auctus with regard to the released claims.

8. Provided that no event of default has occurred under the Settlement Agreement, Auctus will not pursue, file, or assert any action, suit or legal proceeding against the Company seeking equitable or monetary relief in connection with the Note.

9. Auctus will be entitled to retain its original warrant to purchase 50,968,828 shares of the Company’s Common Stock.

The foregoing summary of the Settlement Agreement does not purport to be complete, and is qualified in its entirety by the terms and conditions set forth in Form 8-K filed with the SEC on November 12, 2025.

The Company and Auctus have also entered into a Leak-Out Agreement regarding the sale by Auctus of common stock received by Auctus pursuant to a conversion or exercise of any security held by Auctus.

Even though the settlement with Auctus occurred subsequent to September 30, 2025, the Company is required to account for the event at the condensed consolidated balance sheet date because it is a Type 1 Subsequent Event. As such, the Company extinguished the $5,900,000 principal amount and $643,546 in accrued interest, in exchange for recording a settlement liability of $3,500,000 along with common stock to be issued at $300,000 (30,000,000 shares valued at $0.01 per share). This resulted in the Company recording a gain on extinguishment in the amount of $2,743,546.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount at September 30, 2025, and June 30, 2025, was as follows:

	September 30,	June 30,
Convertible Notes Payable	2025	2025
Convertible notes payable (10% interest)	$1,765,000	$1,885,000
Less unamortized discount	(64,538)	(31,677)
Total face value	$1,700,462	$1,853,323

Between January 13, 2023, and September 19, 2025, the Company issued convertible notes payable with an aggregate face value of $3,261,000. The notes have a coupon rate of 10% and a maturity date of one year. The Notes are convertible at a fixed price of $0.01 per share. In connection with the Notes, holders of $430,000 in principal were issued 41,400,000 warrants. These warrants have an exercise price of $0.01 per share and have a three-year expiration date. The convertible notes issued during the three months ended September 30, 2025, contain a provision that prevents the Company from prepaying any principal or interest on the notes.

During the three months ended September 30, 2025, $305,000 in principal and $30,500 in accrued interest was converted into 33,550,000 shares of common stock.

During the three months ended September 30, 2025 and 2024, the Company recorded $44,783 and $61,617 in interest expense related to these notes, respectively. As of September 30, 2025, and June 30, 2025, the balance of accrued interest related to these loans was $244,524 and $230,241, respectively. Accrued interest is included in the accounts payable and accrued liabilities section of the balance sheet.

The Company evaluated the detachable warrants under the requirements of ASC 480 and concluded that the warrants do not fall within the scope of ASC 480. The Company next evaluated the notes under the requirements of ASC 815 “Derivatives and Hedging” and concluded the warrants meet equity classification. The warrants issued were valued using Black-Scholes Merton (“BSM”) and were determined to have an aggregate value of $178,800.

Significant inputs and results arising from the BSM process are as follows for the redemption feature component of the warrants:

Quoted market price on valuation date	$0.007 - $0.022
Effective contractual conversion rates	$0.01
Contractual term to maturity	3 years
Market volatility:
Volatility	137.43% - 144.57%
Risk-adjusted interest rate	3.48% - 4.68%

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting fees

During the three months ended September 30, 2025 and 2024, the Company recorded $40,000 and $55,000 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. As of September 30, 2025, and June 30, 2025, $10,000 and $0 was accrued, respectively.

For the three months ended September 30, 2025 and 2024, the Company recorded $0 and $30,000 respectively, in consulting fees to Edward DeFeudis, a Director of the Company. As of September 30, 2025, and June 30, 2025, $0 was accrued.

During the three months ended September 30, 2025 and 2024, the Company recorded $24,000 and $23,000 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CTO, Pablo Lavigna. As of September 30, 2025, and June 30, 2025, $8,000 and $0 was accrued, respectively.

During the three months ended September 30, 2025 and 2024, the Company recorded $10,000 and $15,000 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. As of September 30, 2025, and June 30, 2025, $5,000 and $0 was accrued, respectively.

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

Litigation

Effective October 29, 2025, Xeriant terminated its previously disclosed litigation proceedings with Auctus Fund, LLC, and entered into a Settlement Agreement with Auctus to restructure the Auctus Note and related obligations. A Summary of the Settlement Agreement is found in  Subsequent Events with the full Settlement Agreement provided in Form 8-K filed with the SEC on November 12, 2025. The Company’s ongoing lawsuit against XTI Aircraft Company has a connection to the Auctus matter in that the Company’s obligations to Auctus were, according to Xeriant’s complaint, to be assumed by XTI as provided in a Letter Agreement. Separately, Auctus Fund, LLC, sued XTI related to the Letter Agreement.

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, alleging fraudulent acts, deceptive maneuvers and intentional breaches, and seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.  On February 29, 2024, the Company filed a Second Amended Complaint alleging seven counts including intentional fraud, fraudulent concealment, breach of contract, unjust enrichment, unfair competition, quantum meruit, and misappropriation of confidential information. XTI filed a Motion to Dismiss on March 13, 2024, seeking to dismiss all the Company’s claims except for breach of contract. The Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss on April 10, 2024, and on January 14, 2025, the Court agreed with the Company’s position that its claims were validly alleged and denied all of XTI’s arguments in their entirety.  On February 18, 2025, XTI filed its answer to the Company’s Second Amended Complaint adding two counter claims, including breach of fiduciary duty and breach of contract.  The Company responded on March 18, 2025, moving to dismiss both counterclaims and on April 1, 2025, XTI filed a Second Amended Answer and Counterclaims to the Second Amended Complaint.  On April 28, 2025, the Company filed a Motion to Dismiss XTI’s Second Amended Answer and Counterclaims.  On May 12, 2025, XTI filed a Memorandum of Law in Opposition to Xeriant’s Motion to Dismiss XTI’s Second Amended Counterclaim.  On May 20, 2025, Xeriant filed a Memorandum of Law in Support of its Motion to Dismiss XTI’s Second Amended Answer with Counterclaims.  On September 23, 2025, Xeriant’s Motion to dismiss XTI’s Second Amended Answer with Counterclaim was denied by the Court. The parties are presently involved in the discovery process. The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

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

NOTE 10 – EQUITY

Common Stock

As of September 30, 2025, and June 30, 2025, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 749,053,035 and 695,746,625 shares issued and outstanding as of September 30, 2025, and June 30, 2025, respectively.

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

As of September 30, 2025, and June 30, 2025, the Company had 649,996 and 664,996 shares of Series A preferred stock issued and outstanding, respectively.

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

Warrants

As of September 30, 2025, and June 30, 2025, the Company had 130,068,828 and 111,568,828 warrants outstanding. The warrants have a term of two to five years, and an exercise price range from $0.021 and $0.1187. The Company evaluated the warrants under ASC 815, Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair values. As of September 30, 2025, the weighted average remaining useful life of the warrants was 1.82. The warrants are detailed as follows:

Number of Warrants	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2025	111,568,828	$0.11	3.79	$-
Granted	18,500,000	$0.01	3.00
Exercised	-
Canceled	-
Vested at September 30, 2025	130,068,828	$0.084	1.82	$-
Exercisable at September 30, 2025	130,068,828	$0.084	1.82	$-

NOTE 11 – INCOME TAXES

The Company did not provide any current or deferred US federal income tax provision or benefit for the periods ending September 30, 2025, and June 30, 2025, as they incurred tax losses during both periods.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the condensed consolidated financial statements for the three months ended September 30, 2025 and 2024 as defined under ASC 740, “Accounting for Income Taxes.”

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Three Months Ended
	September 30, 2025	September 30, 2024
U.S. statutory federal income tax rate	21%	21%
State income taxes, net of federal income tax	6%	6%
Change in valuation allowance	(26)%	(26)%
Effective income tax rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Three Months Ended
	September 30, 2025	September 30, 2024

Tax credit (expense) at statutory rate (26%)	$(622,924)	$91,212
Increase (decrease) in valuation allowance	498,339	(91,212)
Income tax expense	$(124,585)	$—

At September 30, 2025 and June 30, 2025, the significant components of the deferred tax assets are summarized below:

	September 30,	June 30,
	2025	2025

Net operating loss carry-forward	$7,011,392	$7,509,731
Valuation allowance	(7,011,392)	(7,509,731)
Net deferred tax asset (liability)	$-	$-

As of September 30, 2025, and June 30, 2025, the Company had a federal net operating loss carryforward of $25,987,949 and $28,338,606, respectively. The federal net operating loss carryforwards do not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the condensed consolidated financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

NOTE 12 – SUBSEQUENT EVENTS

Stock Issuances

On October 1, 2025, the Company issued 2,200,000 common shares that were converted from a convertible note with a principal amount of $20,000 and accrued interest of $2,000.

On October 29, 2025, the Company issued 2,750,000 common shares that were converted from a convertible note with a principal amount of $25,000 and accrued interest of $2,500.

On November 4, 2025, the Company issued 4,400,000 common shares that were converted from a convertible note with a principal amount of $40,000 and accrued interest of $4,000.

On November 5, 2025, the Company issued 1,100,000 common shares that were converted from a convertible note with a principal amount of $10,000 and accrued interest of $1,000.

On November 5, 2025, the Company issued 30,000,000 common shares as part of recently executed Settlement Agreement.

Convertible Notes

On October 1, 2025, the Company issued a convertible note in the amount of $25,000. In connection with the convertible note, the Company issued 2,500,000 warrants with an exercise price of $0.01 and a three-year term.

On October 14, 2025, the Company issued convertible notes in the amount of $30,000. In connection with the convertible notes, the Company issued 3,000,000 warrants with an exercise price of $0.01 and a three-year term.

On October 15, 2025, the Company issued convertibles notes in the amount of $15,000. In connection with the convertible notes, the Company issued 1,500,000 warrants with an exercise price of $0.01 and a three-year term.

On October 31, 2025, the Company issued convertibles notes in the amount of $20,000. In connection with the convertible notes, the Company issued 2,000,000 warrants with an exercise price of $0.01 and a three-year term.

Auctus Settlement Agreement

On November 5, 2025, Xeriant and Auctus entered into a Settlement Agreement relating to that certain Senior Secured Promissory Note dated October 27, 2021 (as amended, the “Note”). Refer to Footnote 6 for further detail on the settlement.

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

This section of the report should be read together with Footnotes of the Company’s audited consolidated financials for the year ended June 30, 2025. The unaudited condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024 are compared in the sections below.

Executive Summary

Xeriant is dedicated to the discovery, development and commercialization of transformative technologies, including advanced materials, which can be successfully integrated and deployed across multiple industrial sectors. The Company seeks to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant’s advanced materials line is marketed under the DUREVER™ brand, and includes NEXBOARD™, an eco-friendly, patent-pending composite construction panel made from plastic and fiber waste, designed to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

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

Stock Sales

None.

Convertible Notes Issued

During the three months ended September 30, 2025, the Company received $185,000 from issuance of convertible debt. The convertible notes issued during the three months ended September 30, 2025, contain a provision that prevents the Company from prepaying any principal or interest on the notes.

Litigation

Effective October 29, 2025, Xeriant terminated its previously disclosed litigation proceedings with Auctus Fund, LLC and entered into a Settlement Agreement with Auctus to restructure the Auctus Note and related obligations. A summary of the terms of the Settlement Agreement is discussed on the Liquidity and Captial Resources section below. The Company’s ongoing lawsuit against XTI Aircraft Company has a connection to the Auctus matter in that the Company’s obligations to Auctus were, according to Xeriant’s complaint, to be assumed by XTI as provided in a Letter Agreement. Separately, Auctus Fund, LLC sued XTI related to the Letter Agreement.

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, alleging fraudulent acts, deceptive maneuvers and intentional breaches, and seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.  On February 29, 2024, the Company filed a Second Amended Complaint alleging seven counts including intentional fraud, fraudulent concealment, breach of contract, unjust enrichment, unfair competition, quantum meruit, and misappropriation of confidential information. XTI filed a Motion to Dismiss on March 13, 2024, seeking to dismiss all the Company’s claims except for breach of contract. The Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss on April 10, 2024, and on January 14, 2025, the Court agreed with the Company’s position that its claims were validly alleged and denied all of XTI’s arguments in their entirety.  On February 18, 2025, XTI filed its answer to the Company’s Second Amended Complaint adding two counter claims, including breach of fiduciary duty and breach of contract.  The Company responded on March 18, 2025, moving to dismiss both counterclaims and on April 1, 2025, XTI filed a Second Amended Answer and Counterclaims to the Second Amended Complaint.  On April 28, 2025, the Company filed a Motion to Dismiss XTI’s Second Amended Answer and Counterclaims.  On May 12, 2025, XTI filed a Memorandum of Law in Opposition to Xeriant’s Motion to Dismiss XTI’s Second Amended Counterclaim.  On May 20, 2025, Xeriant filed a Memorandum of Law in Support of its Motion to Dismiss XTI’s Second Amended Answer with Counterclaims.  On September 23, 2025, Xeriant’s Motion to dismiss XTI’s Second Amended Answer with Counterclaim was denied by the Court. The parties are presently involved in the discovery process. The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

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

Three Months Ended September 30, 2025, Results of Operations Compared with Three Months Ended September 30, 2024

	For the three months ended
	September 30,	September 30,
	2025	2024	$
Operating expenses:
Consulting and advisory fees	$67,200	$88,983	$(21,783)
Related party consulting fees	74,000	123,000	(49,000)
General and administrative expenses	24,912	56,445	(31,533)
Professional fees	83,997	63,806	20,191
Research and development expense	53,966	26,561	27,405
Total operating expenses	304,075	358,795	(54,720)
Operating loss	(304,075)	(358,795)	54,720

Other expenses:
Amortization of debt discount	(44,031)	(16,802)	(27,229)
Interest expense	(44,783)	(61,617)	16,834
Gain on extinguishment of debt	2,743,546	64,992	2,678,554
Total other (expense)	2,654,732	(13,427)	2,668,159
Net loss	$2,350,657	$(372,222)	$2,722,879

Consulting and advisory fees

Total consulting and advisory expenses were $67,200 and $88,983 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $21,783. The decrease was primarily related to non-recurring consulting fees during the quarter ended September 30, 2024.  Additionally, there was a small decrease in advisory board fees relating to timing of board member anniversary dates.

Related Party Consulting Fees

Total related party consulting fees were $74,000 and $123,000 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $49,000. In addition to the consulting agreement amounts, the Company will pay additional consulting fees to related parties when the Company has increased available funds. In the prior period, the Company had increased funds to pay consulting fees.

General and administrative expenses

Total general and administrative expenses were $24,912 and $56,445 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $31,533. The primary reason for the decrease was a decrease in rent expense of $11,546 due to the Company entering into a new agreement in February 2025 for substantially less rent. Additionally, the Company had $7,144 less in corporate and listing expenses in the current period.

Professional Fees

Total professional fees were $83,997 and $63,806 for the three months ended September 30, 2025 and 2024, respectively, an increase of $20,191. The primary reason for the increase was higher legal costs in the current period.

Research and Development Expenses

Total research and development expenses were $53,966 and $26,561 for the three months ended September 30, 2025, and 2024, respectively, an increase of $27,405. The primary reason for the increase was increased research and development expenses related to testing and initial product development schedule in the current period.

Other (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes and gain on extinguishment of debt. Total other income (expenses) were $2,654,732 for the three months ended September 30, 2025, compared to ($13,427) for the three months ended September 30, 2024, an increase of $2,668,159. The reason for the income in the current period was the Company recorded a gain on extinguishment of debt in the amount of $2,743,546 related to the settlement with Auctus.

Net income (loss)

Total net income was $2,226,072 for the three months ended September 30, 2025, compared to a net loss of $372,222 for the three months ended September 30, 2024, an increase of $1,853,850. The reason for the net income in the current period was the Company recorded a gain on extinguishment of debt in the amount of $2,743,546 related to the settlement with Auctus.

Liquidity and Capital Resources

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. On September 30, 2025, and June 30, 2025, the Company had $52,136 and $44,850 in cash, respectively, and $5,710,579 and $8,708,900 in negative working capital, respectively. For the three months ended September 30, 2025, the Company had a net income of $2,350,657 and for the three months ended September 30, 2024 the Company had a net loss of $372,222. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. To implement its business plan, the Company must raise sufficient funds in the form of equity, debt, or a combination thereof.  Until the Company develops profitable operations, it is dependent upon management continually raising funds.

During the three months ended September 30, 2025, the Company’s operating activities used $177,714 of net cash used compared to using $353,095 of net cash used in operating activities during the three months ended September 30, 2024. This difference primarily related to an increased change in accounts payable and accrued liabilities in the amount of $283,118 offset by a decreased change in stock issued for services in the amount of $158,012. During the three months ended September 30, 2025, the Company’s financing activities provided cash of $185,000 compared to no activity for the prior period. The cash provided by financing activities in the amount of $185,000 was from proceeds from convertible notes payable.

Effective October 29, 2025, Xeriant entered into a Settlement Agreement with Auctus to restructure the Auctus Note and related Xeriant obligations. The Settlement Agreement provides that the Company pay Auctus $3,500,000 as follows: (A) $1,000,000 on or before 75 days from October 29, 2025; (B) $1,000,000 on or before 105 days from October 29, 2025;(C) $1,000,000 on or before 135 days from October 29, 2025; and (D) $500,000 on or before 165 days from October 29, 2025. In addition, within ten (10) business days of receipt by the Company of any money or any other consideration pertaining to the legal action brought by the Company against XTI Aircraft Company, the Company will transfer litigation proceeds to Auctus on a preferred basis and share on a percentage basis thereafter net of legal fees not to exceed $250,000. There is no assurance that the Company will raise the funds necessary to meet these obligations of the Settlement Agreement or that there will be proceeds from the litigation against XTI Aircraft. The foregoing terms from the Settlement Agreement relate to liquidity and are only a portion of those found in the Settlement Agreement. This paragraph is qualified in its entirety by the terms and conditions set forth in Form 8-K filed with the SEC on November 12, 2025.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 2, Summary of Significant Accounting Policies, contained in the notes to the Company’s unaudited condensed consolidated financial statements for the three months ended September 30, 2025 and 2024 contained in this filing). On an ongoing basis, we evaluate our estimates. The Company bases our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

At September 30, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy, our Chief Executive Officer and Brian Carey, our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at September 30, 2025, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Effective October 29, 2025, Xeriant terminated its litigation proceedings with Auctus Fund, LLC and entered into a Settlement Agreement with Auctus to restructure the Auctus Note and related obligations. The Company’s ongoing lawsuit against XTI Aircraft Company has a connection to the Auctus matter in that the Company’s obligations to Auctus were, according to Xeriant’s complaint, to be assumed by XTI as provided in a Letter Agreement. Separately, Auctus Fund, LLC sued XTI related to the Letter Agreement.

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, alleging fraudulent acts, deceptive maneuvers and intentional breaches, and seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.  On February 29, 2024, the Company filed a Second Amended Complaint alleging seven counts including intentional fraud, fraudulent concealment, breach of contract, unjust enrichment, unfair competition, quantum meruit, and misappropriation of confidential information. XTI filed a Motion to Dismiss on March 13, 2024, seeking to dismiss all the Company’s claims except for breach of contract. The Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss on April 10, 2024, and on January 14, 2025, the Court agreed with the Company’s position that its claims were validly alleged and denied all of XTI’s arguments in their entirety.  On February 18, 2025, XTI filed its answer to the Company’s Second Amended Complaint adding two counter claims, including breach of fiduciary duty and breach of contract.  The Company responded on March 18, 2025, moving to dismiss both counterclaims and on April 1, 2025, XTI filed a Second Amended Answer and Counterclaims to the Second Amended Complaint.  On April 28, 2025, the Company filed a Motion to Dismiss XTI’s Second Amended Answer and Counterclaims.  On May 12, 2025, XTI filed a Memorandum of Law in Opposition to Xeriant’s Motion to Dismiss XTI’s Second Amended Counterclaim.  On May 20, 2025, Xeriant filed a Memorandum of Law in Support of its Motion to Dismiss XTI’s Second Amended Answer with Counterclaims.  On September 23, 2025, Xeriant’s Motion to dismiss XTI’s Second Amended Answer with Counterclaim was denied by the Court. The parties are presently involved in the discovery process. The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

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

Except as set forth above, there is no pending litigation against the Company and to our knowledge no litigation is contemplated or threatened. To our knowledge, none of our directors, officers, 5% shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on our business, financial condition, or operating results

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in “Risk Factors” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities

During the three-month period ended September 30, 2025, the Company issued 4,756,410 shares for various services, 15,000,000 shares from conversion of Series A Preferred stock, 33,550,000 shares for conversion of principal and accrued interest. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

Item 3. Defaults Upon Senior Securities

Refer to Note 6 relating to Auctus Senior Secured Promissory Note

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

To the best of the Company’s knowledge, during the fiscal quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

The following exhibits are filed herewith

Exhibit Number	Document
10.1	Settlement Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 12, 2025)

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

XERIANT, INC.

Date: November 18, 2025	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: November 18, 2025	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

