Form 10-Q
period 2025-12-31
XERIANT, INC.
filed 2026-02-17
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 17, 2026, the Registrant had outstanding 886,667,035 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(UNAUDITED)

XERIANT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2025	June 30, 2025
	(Unaudited)
Assets
Current assets
Cash	$76,533	$44,850
Prepaids	18,383	11,827
Total current assets	94,916	56,677

Property & equipment, net	3,228	4,158
Operating lease right-of-use asset, net	5,296	7,384
Total assets	$103,440	$68,219

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$421,379	$1,000,975
Accrued liabilities, related party	28,000	-
Shares to be issued	7,000	7,000
Convertible notes payable, net of discount - in default	-	5,900,000
Convertible notes payable, net of discount	1,670,152	1,853,323
Settlement liability	3,500,000	-
Taxes payable	108,657	-
Lease liability, current	4,788	4,279
Total current liabilities	5,739,976	8,765,577

Lease liability, long-term	508	3,105
Total liabilities	5,740,484	8,768,682

Commitments and contingencies (Note 9)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 592,996 and 664,996 shares issued and outstanding at December 31, 2025, and June 30, 2025, respectively	6	7
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 862,763,035 and 695,746,625 shares issued and outstanding at December 31, 2025, and June 30, 2025, respectively	8,629	6,958
Common stock to be issued	97,900	97,900
Additional paid in capital	23,543,686	22,410,416
Accumulated deficit	(26,410,127)	(28,338,606)
Total stockholders' deficit	(2,759,896)	(5,823,315)
Non-controlling interest	(2,877,148)	(2,877,148)
Total stockholders' deficit	(5,637,044)	(8,700,463)
Total liabilities and stockholders' deficit	$103,440	$68,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the six months ended
	December 31,		December 31,
	2025	2024	2025	2024
Operating expenses:
Consulting and advisory fees	$38,750	$36,137	$105,950	$125,120
Related party consulting fees	89,000	128,000	163,000	251,000
General and administrative expenses	28,381	145,621	53,293	202,066
Professional fees	58,628	25,810	142,625	89,616
Research and development expense	16,303	15	70,269	26,576
Total operating expenses	231,062	335,583	535,137	694,378

Loss from operations	(231,062)	(335,583)	(535,137)	(694,378)

Other (income) expenses:
Amortization of debt discount	(46,637)	(25,472)	(90,668)	(42,274)
Interest expense	(35,822)	(51,379)	(80,605)	(112,996)
Gain (loss) on extinguishment of debt	-	(4,835)	2,743,546	60,157
Total (income) other expense	(82,459)	(81,686)	2,572,273	(95,113)

Net income (loss) before income tax expense	(313,521)	(417,269)	2,037,136	(789,491)

Income tax benefit (expense)	15,928	-	(108,657)	-

Net income (loss)	(297,593)	(417,269)	1,928,479	(789,491)

Less net loss attributable to noncontrolling interest	-	(7,219)	-	(14,595)

Net income (loss) attributable to common stockholders	$(297,593)	$(410,050)	$1,928,479	$(774,896)

Basic and diluted earnings per share on net income (loss)
Basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding
Basic	779,770,035	596,196,491	752,961,770	571,876,754
Diluted	779,770,035	596,196,491	1,701,389,294	571,876,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025

UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common stock to be	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Interest	Total
Balance June 30, 2025	664,996	$7	1,000,000	$10	695,746,625	$6,958	$97,900	$22,410,416	$(28,338,606)	$(2,877,148)	$(8,700,463)

Stock issued for services	-	-	-	-	4,756,410	48	-	59,452	-	-	59,500

Conversion of Series A Preferred to Common Stock	(15,000)	-	-	-	15,000,000	150	-	(150)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	33,550,000	336	-	335,165	-	-	335,501

Warrants issued with convertible notes payable	-	-	-	-	-	-	-	76,892	-	-	76,892

Stock owed in connection with settlement agreement	-	-	-	-	-	-	300,000	-	-	-	300,000

Net income	-	-	-	-	-	-	-	-	2,226,072	-	2,226,072

Balance September 30, 2025	649,996	$7	1,000,000	$10	749,053,035	$7,492	$397,900	$22,881,775	$(26,112,534)	$(2,877,148)	$(5,702,498)

Stock issued for services	-	-	-	-	3,500,000	35	-	34,965	-	-	35,000

Conversion of Series A Preferred to Common Stock	(57,000)	(1)	-	-	57,000,000	570	-	(570)	-	-	(1)

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	23,210,000	232	-	231,868	-	-	232,100

Warrants issued with convertible notes payable	-	-	-	-	-	-	-	95,948	-	-	95,948

Stock issued in connection with settlement agreement	-	-	-	-	30,000,000	300	(300,000)	299,700	-	-	-

Net loss	-	-	-	-	-	-	-	-	(297,593)	-	(297,593)

Balance December 31, 2025	592,996	$6	1,000,000	$10	862,763,035	$8,629	$97,900	$23,543,686	$(26,410,127)	$(2,877,148)	$(5,637,044)

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

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended
	December 31,
	2025	2024

Cash Flows from Operating Activities
Net Income (Loss)	$1,928,479	$(789,491)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	930	756
Stock issued for services	94,500	284,006
Gain on extinguishment of debt	(2,743,546)	(60,157)
Amortization of debt discount	90,668	42,274
Amortization of right of use asset	2,088	27,515
Changes in operating assets and liabilities:
Prepaids	(6,556)	1,050
Accounts payable and accrued liabilities	115,551	(214,320)
Accrued liabilities, related party	28,000	(7,500)
Shares to be issued	-	(4,250)
Taxes payable	108,657	-
Lease liabilities	(2,088)	(30,805)
Net cash used in operating activities	(383,317)	(750,922)

Cash Flows from Investing Activities
Net cash from financing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible bridge loans	415,000	352,000
Net cash provided by financing activities	415,000	352,000

Net change in cash	31,683	(398,922)

Cash at beginning of period	44,850	653,117

Cash at end of period	$76,533	$254,195

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$567,601	$480,451
Warrants issued with convertible notes payable	$172,840	$-
Stock owed in connection with settlement agreement	$300,000	$-
Cashless exercise of warrants	$-	$15

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  XERIANT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING DECEMBER 31, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company, American Aviation Technologies, LLC and BlueGreen Composites, LLC, its subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim information and in accordance with the instructions to Form 10Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S.GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The unaudited condensed consolidated financial statements, which include the accounts of the Company and its subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The financial statements have been prepared using the accrual basis of accounting in accordance with U.S. GAAP and presented in US dollars. The Company’s fiscal year end is June 30. The interim results for the six months ended December 31, 2025, are not necessarily indicative of the results to be expected for the year ending June 30, 2026, or for any future periods.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $26,410,127 as of December 31, 2025. During the six months ended December 31, 2025, the Company had net income of $1,928,479 and at December 31, 2025, the Company had a working capital deficit of $5,645,060. The net income for the six month period was a result of recording a gain on extinguishment of debt in the amount of $2,743,546. During the three months ended December 31, 2025, the Company had a net loss of $297,593. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditure, the Company expects to expend its available cash in approximately two months from February 17, 2026. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business, although no assurance can be given that these things will happen. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. During the six months ended December 31, 2025 and 2024, there were no impairments.

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

Stock-based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. The Company measures the cost of goods or services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. The Company uses the fair value of the Company’ stock price to calculate the fair value of restricted stock. During the six months ended December 31, 2025 and 2024, the Company recognized $94,500 and $284,006 in share-based compensation expense, respectively. During the three months ended December 31, 2025 and 2024, the Company recognized $35,000 and $14,505 in share-based compensation expense, respectively. Stock-based compensation is included in the condensed consolidated statements of operations under consulting and advisory fees.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $70,269 and $26,576 for the six months ended December 31, 2025 and 2024, respectively. The Company incurred research and development expenses of $16,303 and $15 for the three months ended December 31, 2025 and 2024, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $5,926 and $57,336 for the six months ended December 31, 2025 and 2024, respectively, as general and administrative expenses. The Company recorded advertising expenses in the amount of $4,132 and $53,301 for the three months ended December 31, 2025 and 2024, respectively.

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

	Three and six months ended December 31,
	2025	2024
Warrants	153,068,828	118,968,828
Stock options	-	2,250,000
Convertible notes payable	202,362,696	881,681,703
Preferred stock	592,996,000	682,216,000
Total	948,427,524	1,685,116,531

For the six months ended December 31, 2025, the Company had net income. As such, the above potential common shares have been included in the diluted net income per share for the six months ended December 31, 2025. For the three months ended December 31, 2025 and 2024 and for the six months ended December 31, 2024, the Company had net losses. As a result, those shares have been excluded from the diluted net loss per share calculations for those periods because the effect of including them would be anti-dilutive.

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

The Company includes the assets and liabilities related to the VIE in the condensed consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation of the VIE. Xeriant. provided cash to the VIE to fund its operations. The carrying amounts of the consolidated VIE’s assets and liabilities associated with the VIE subsidiary were as follows:

	December 31, 2025	June 30, 2025
Assets
Cash	$-	$-
Total Assets	$-	$-

Liabilities
Due to Xeriant Inc.	$4,475,155	$4,475,155
Total Liabilities	$4,475,155	$4,475,155

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On December 31, 2025, and June 30, 2025, the Company had $0 in excess of FDIC insurance (deposits in excess of $250,000, as calculated in accordance with FDIC regulations).

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

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the condensed consolidated statements of operations. During the six months ended December 31, 2025 and 2024, the Company recorded $2,394 and $26,494 in rent expense, respectively, in general and administrative expenses on the condensed consolidated statements of operations. During the three months ended December 31, 2025 and 2024, the Company recorded $1,197 and $13,237 in rent expense in general and administrative expenses on the condensed consolidated statements of operations.

Right-of-use asset is summarized below:

	December 31, 2025	June 30, 2025
Office lease	$8,719	$8,719
Less accumulated amortization	(3,423)	(1,335)
Right of use assets, net	$5,296	$7,384

Operating lease liability is summarized below:

	December 31, 2025	June 30, 2025
Office lease	$5,296	$7,384
Less: current portion	(4,788)	(4,279)
Long term portion	$508	$3,105

Maturity of lease liabilities are as follows:

Year ended June 30, 2026	$2,394
Year ended June 30, 2027	3,192
Total future minimum lease payments	5,586
Less: Present value discount	(290)
Lease liability	$5,296

NOTE 6 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

The carrying value of convertible notes payable in default as of December 31, 2025, and June 30, 2025, is as follows.

	December 31,	June 30,
Convertible Notes Payable	2025	2025
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$-	$5,900,000
Total face value	$-	$5,900,000

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

As of June 30, 2025, a total of $50,000 remained outstanding, and was recorded within accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets. As of March 31, 2025, the $50,000 accrued liability was consolidated into the balance of the convertible note payable.  During the year ended June 30, 2024, the Company recorded $1,070,729 in default interest related to the note. On October 6, 2023, Auctus converted $200,115 in interest into 20,011,500 shares of common stock and on April 5, 2024, Auctus converted $227,067 in interest into 22,706,700 shares of common stock. As of December 31, 2025, and June 30, 2025, the balance of accrued interest of this note was $0 and $643,546, respectively, which is recorded in the accounts payable and accrued liabilities section of the condensed consolidated balance sheets.

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

As a result of the agreement, the Company extinguished the $5,900,000 principal amount and $643,546 in accrued interest, in exchange for recording a settlement liability of $3,500,000 along with common stock at $300,000 (30,000,000 shares valued at $0.01 per share). This resulted in the Company recording a gain on extinguishment in the amount of $2,743,546. Xeriant is currently working on securing funding to fulfill its obligations under the Settlement Agreement and has ongoing discussions with Auctus regarding extending the cash payments based on the Company’s timelines in executing its business plan, particularly certification testing of NEXBOARD.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount at December 31, 2025, and June 30, 2025, was as follows:

	December 31,	June 30,
Convertible Notes Payable	2025	2025
Convertible notes payable (10% interest)	$1,784,000	$1,885,000
Less unamortized discount	(113,848)	(31,677)
Total face value	$1,670,152	$1,853,323

Between January 13, 2023, and December 31, 2025, the Company issued convertible notes payable with an aggregate face value of $1,784,000. The notes have a coupon rate of 10% and a maturity date of one year. The Notes are convertible at a fixed price of $0.01 per share. In connection with the Notes, holders of $430,000 in principal were issued 67,100,000 warrants. These warrants have an exercise price of $0.01 per share and have a three-year expiration date. The convertible notes issued during the six months ended December 31, 2025, contain a provision that prevents the Company from prepaying any principal or interest on the notes.

During the six months ended December 31, 2025, $516,000 in principal and $51,601 in accrued interest was converted into 56,760,000 shares of common stock.

During the six months ended December 31, 2025 and 2024, the Company recorded $80,605 and $112,996 in interest expense related to these notes, respectively. During the three months ended December 31, 2025 and 2024, the Company recorded $35,822 and $54,380 in interest expense related to these notes, respectively. As of December 31, 2025, and June 30, 2025, the balance of accrued interest related to these loans was $259,246 and $230,241, respectively. Accrued interest is included in the accounts payable and accrued liabilities section of the condensed consolidated balance sheets.

The Company evaluated the detachable warrants under the requirements of ASC 480 and concluded that the warrants do not fall within the scope of ASC 480. The Company next evaluated the notes under the requirements of ASC 815 “Derivatives and Hedging” and concluded the warrants meet equity classification. The warrants issued were valued using Black-Scholes Merton (“BSM”) and were determined to have an aggregate value of $385,254.

Significant inputs and results arising from the BSM process are as follows for the redemption feature component of the warrants:

Quoted market price on valuation date	$0.007 - $0.022
Effective contractual conversion rates	$0.01
Contractual term to maturity	3 years
Market volatility:
Volatility	137.43% - 144.96%
Risk-adjusted interest rate	3.48% - 4.68%

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting fees

During the six months ended December 31, 2025 and 2024, the Company recorded $85,000 and $108,500 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. During the three months ended December 31, 2025 and 2024, the Company recorded $45,000 and $53,500, respectively, in consulting fees to Ancient Investments, LLC. As of December 31, 2025, and June 30, 2025, $10,000 and $0 was accrued, respectively.

During the six months ended December 31, 2025 and 2024, the Company recorded $48,000 and $60,000 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CIO, Pablo Lavigna. During the three months ended December 31, 2025 and 2024, the Company recorded $24,000 and $30,000 respectively, in consulting fees to Pablo Lavigna. As of December 31, 2025, and June 30, 2025, $8,000 and $0 was accrued, respectively.

During the six months ended December 31, 2025 and 2024, the Company recorded $30,000 and $25,000 respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. During the three months ended December 31, 2025 and 2024, the Company recorded $20,000 and $5,000 respectively, in consulting fees to Keystone Business Development Partners. As of December 31, 2025, and June 30, 2025, $10,000 and $0 was accrued, respectively.

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

On January 1, 2025, the Company agreed to issue to two advisors 1,000,000 common shares each, vesting and issued quarterly, beginning March 31, 2025, and $2,500 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreements are open ended and can be terminated by consent of either party upon written notice.

On January 22, 2025, the Company agreed to issue a new advisor 1,000,000 common shares, vesting and issued quarterly, beginning April 21, 2025, and $2,500 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of either party upon written notice.

On October 10, 2025, the Company agreed to issue a new advisor 1,000,000 common shares, vesting and issued quarterly, beginning January 9, 2026, and $2,500 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of either party upon written notice.

Litigation

Effective October 29, 2025, Xeriant terminated its previously disclosed litigation proceedings with Auctus Fund, LLC, and entered into a Settlement Agreement with Auctus to restructure the Auctus Note and related obligations. A Summary of the Settlement Agreement is found in Subsequent Events with the full Settlement Agreement provided in Form 8-K filed with the SEC on November 12, 2025. Xeriant is currently working on securing funding to fulfill its obligations under the Settlement Agreement and has ongoing discussions with Auctus regarding extending the cash payments based on the Company’s timelines in executing its business plan, particularly certification testing of NEXBOARD. The Company’s ongoing lawsuit against XTI Aircraft Company has a connection to the Auctus matter in that the Company’s obligations to Auctus were, according to Xeriant’s complaint, to be assumed by XTI as provided in a Letter Agreement. Separately, Auctus Fund, LLC, sued XTI related to the Letter Agreement.

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

To the Company’s knowledge, none of its directors, officers, five (5%) shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on its business, financial condition, or operating results.

NOTE 10 – EQUITY

Common Stock

As of December 31, 2025, and June 30, 2025, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 862,763,035 and 695,746,625 shares issued and outstanding as of December 31, 2025, and June 30, 2025, respectively.

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

As of December 31, 2025, and June 30, 2025, the Company had 592,996 and 664,996 shares of Series A preferred stock issued and outstanding, respectively.

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

Warrants

As of December 31, 2025, and June 30, 2025, the Company had 153,068,828 and 111,568,828 warrants outstanding. The warrants have a term of two to five years, and an exercise price range from $0.021 and $0.1187. The Company evaluated the warrants under ASC 815, Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair values. As of December 31, 2025, the weighted average remaining useful life of the warrants was 1.76. The warrants are detailed as follows:

Number of Warrants	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2025	111,568,828	$0.11	3.79	$-
Granted	41,500,000	$0.01	3.00
Exercised	-
Canceled	-
Vested at December 31, 2025	153,068,828	$0.073	1.76	$-
Exercisable at December 31, 2025	153,068,828	$0.073	1.76	$-

NOTE 11 – INCOME TAXES

The Company did not provide any current or deferred US federal income tax provision or benefit for the periods ending December 31, 2025, and June 30, 2025, as they incurred tax losses during both periods.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the condensed consolidated financial statements for the three and six months ended December 31, 2025 and 2024 as defined under ASC 740, “Accounting for Income Taxes.”

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Three and Six Months Ended
	December 31, 2025	December 31, 2024
U.S. statutory federal income tax rate	21%	21%
State income taxes, net of federal income tax	6%	6%
Change in valuation allowance	(26)%	(26)%
Effective income tax rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Six Months Ended
	December 31, 2025	December 31, 2024

Tax credit (expense) at statutory rate (26%)	$(543,286)	$209,215
Increase (decrease) in valuation allowance	434,629	(209,215)
Income tax expense	$(108,657)	$—

	Three Months Ended
	December 31, 2025	December 31, 2024

Tax credit (expense) at statutory rate (26%)	$79,638	$91,212
Increase (decrease) in valuation allowance	(79,638)	(91,212)
Income tax expense	$—	$—

At December 31, 2025, and June 30, 2025, the significant components of the deferred tax assets are summarized below:

	December 31,	June 30,
	2025	2025

Net operating loss carry-forward	$7,075,102	$7,509,731
Valuation allowance	(7,075,102)	(7,509,731)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2025, and June 30, 2025, the Company had a federal net operating loss carryforward of $26,288,470 and $28,338,606, respectively. The federal net operating loss carryforwards do not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the condensed consolidated financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

NOTE 12 – SUBSEQUENT EVENTS

Stock Issuances

On January 15, 2026, the Company issued 10,000,000 common shares that were converted from 10,000 Series A preferred shares.

On February 4, 2026, the Company issued 3,250,000 common shares for services.

On February 4, 2026, the Company issued 10,654,000 common shares that were converted from 10,654 Series A preferred shares.

Convertible Notes

On January 26, 2026, the Company issued convertible notes in the amount of $50,000. In connection with the convertible notes, the Company issued 5,000,000 warrants with an exercise price of $0.01 and a three-year term.

On February 11, 2026, the Company issued a convertible note in the amount of $50,000. In connection with the convertible note, the Company issued 5,000,000 warrants with an exercise price of $0.01 and a three-year term.

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

This section of the report should be read together with Footnotes of the Company’s audited consolidated financials for the year ended June 30, 2025. The unaudited condensed consolidated statements of operations for the six months ended December 31, 2025 and 2024 are compared in the sections below.

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

Stock Sales

None.

Convertible Notes Issued

During the six months ended December 31, 2025, the Company received $415,000 from issuance of convertible debt. The convertible notes issued during the six months ended December 31, 2025, contain a provision that prevents the Company from prepaying any principal or interest on the notes.

Litigation

Effective October 29, 2025, Xeriant terminated its previously disclosed litigation proceedings with Auctus Fund, LLC and entered into a Settlement Agreement with Auctus to restructure the Auctus Note and related obligations. A summary of the terms of the Settlement Agreement is discussed on the Liquidity and Capital Resources section below. Xeriant is currently working on securing funding to fulfill its obligations under the Settlement Agreement and has ongoing discussions with Auctus regarding extending the cash payments based on the Company’s timelines in executing its business plan, particularly certification testing of NEXBOARD. The Company’s ongoing lawsuit against XTI Aircraft Company has a connection to the Auctus matter in that the Company’s obligations to Auctus were, according to Xeriant’s complaint, to be assumed by XTI as provided in a Letter Agreement. Separately, Auctus Fund, LLC sued XTI related to the Letter Agreement.

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

Six Months Ended December 31, 2025, Results of Operations Compared with Six Months Ended December 31, 2024

	For the three months ended
	December 31,	December 31,
	2025	2024	$
Operating expenses:
Consulting and advisory fees	$105,950	$125,120	$(19,170)
Related party consulting fees	163,000	251,000	(88,000)
General and administrative expenses	53,293	202,066	(148,773)
Professional fees	142,625	89,616	53,009
Research and development expense	70,269	26,576	43,693
Total operating expenses	535,137	694,378	(159,241)
Operating loss	(535,137)	(694,378)	159,241

Other expenses:
Amortization of debt discount	(90,668)	(42,274)	(48,394)
Interest expense	(80,605)	(112,996)	32,391
Gain on extinguishment of debt	2,743,546	60,157	2,683,389
Total other (expense)	2,572,273	(95,113)	2,667,386
Net income (loss) before income tax expense	2,037,136	(789,491)	2,826,627
Income tax expense	(108,657)	-	(108,657)
Net income (loss)	$1,928,479	$(789,491)	$2,717,970

Consulting and advisory fees

Total consulting and advisory expenses were $105,950 and $125,120 for the six months ended December 31, 2025 and 2024, respectively, a decrease of $19,170. The decrease was primarily related to non-recurring consulting fees during the quarter ended December 31, 2024.  Additionally, there was a small decrease in advisory board fees relating to timing of board member anniversary dates.

Related Party Consulting Fees

Total related party consulting fees were $163,000 and $251,000 for the six months ended December 31, 2025 and 2024, respectively, a decrease of $88,000. In addition to the consulting agreement amounts, the Company will pay additional consulting fees to related parties when the Company has increased available funds. In the prior period, the Company had increased funds to pay consulting fees.

General and administrative expenses

Total general and administrative expenses were $53,293 and $202,066 for the six months ended December 31, 2025 and 2024, respectively, a decrease of $148,773. The primary reasons for the decrease was (i) a decrease in rent expense of $38,066 due to the Company entering into a new agreement in February 2025 for substantially less rent, $10,352 less in corporate and listing expenses in the current period, and (iii) $51,418 less in advertising and marketing expenses in the current period.

Professional Fees

Total professional fees were $142,625 and $89,616 for the six months ended December 31, 2025 and 2024, respectively, an increase of $53,009. The primary reason for the increase was higher legal costs in the current period.

Research and Development Expenses

Total research and development expenses were $70,269 and $26,576 for the six months ended December 31, 2025, and 2024, respectively, an increase of $53,966. The primary reason for the increase was increased research and development expenses related to testing and initial product development schedule in the current period.

Other (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes and gain on extinguishment of debt. Total other income (expenses) was $2,572,273 for the six months ended December 31, 2025, compared to ($95,113) for the six months ended December 31, 2024, an increase of $2,667,386. The reason for the income in the current period was the Company recorded a gain on extinguishment of debt in the amount of $2,743,546 related to the settlement with Auctus.

Net income (loss)

Total net income was $1,928,479 for the six months ended December 31, 2025, compared to a net loss of ($789,491) for the six months ended December 31, 2024, an increase of $2,717,970. The reason for the net income in the current period was the Company recorded a gain on extinguishment of debt in the amount of $2,743,546 related to the settlement with Auctus.

Three Months Ended December 31, 2025, Results of Operations Compared with Three Months Ended December 31, 2024

	For the three months ended
	December 31,
	2025	2024	$

Operating expenses:
Consulting and advisory fees	$38,750	$36,137	$2,613
Related party consulting fees	89,000	128,000	(39,000)
General and administrative expenses	28,381	145,621	(117,240)
Professional fees	58,628	25,810	32,818
Research and development expense	16,303	15	16,288
Total operating expenses	231,062	335,583	(104,521)
Operating loss	(231,062)	(335,583)	104,521

Other expenses:
Amortization of debt discount	(46,637)	(25,472)	(21,165)
Interest expense	(35,822)	(51,379)	15,557
Gain on extinguishment of debt	-	(4,835)	4,835
Total other (expense)	(82,459)	(81,686)	(773)
Net loss before income tax expense	(313,521)	(417,269)	103,748
Income tax expense	15,928	-	15,928
Net loss	$(297,593)	$(417,269)	$119,676

Consulting and advisory fees

Total consulting and advisory expenses were $38,750 and $36,137 for the three months ended December 31, 2025 and 2024, respectively, an increase of $2,613. The increase was insignificant.

Related Party Consulting Fees

Total related party consulting fees were $89,000 and $128,000 for the three months ended December 31, 2025 and 2024, respectively, a decrease of $39,000. In addition to the consulting agreement amounts, the Company will pay additional consulting fees to related parties when the Company has increased available funds. In the prior period, the Company had increased funds to pay consulting fees.

General and administrative expenses

Total general and administrative expenses were $28,381 and $145,621 for the three months ended December 31, 2025 and 2024, respectively, a decrease of $117,240. The primary reasons for the decrease was (i) a decrease in rent expense of $20,051 due to the Company entering into a new agreement in February 2025 for substantially less rent, $3,208 less in corporate and listing expenses in the current period, and (iii) $51,176 less in advertising and marketing expenses in the current period.

Professional Fees

Total professional fees were $58,628 and $25,810 for the three months ended December 31, 2025 and 2024, respectively, an increase of $32,818. The primary reason for the increase was higher legal costs in the current period.

Research and Development Expenses

Total research and development expenses were $16,303 and $15 for the three months ended December 31, 2025, and 2024, respectively, an increase of $16,288. The primary reason for the increase was increased research and development expenses related to testing and initial product development schedule in the current period.

Other (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes and interest expense related to convertible notes. Total other expenses was $82,459 for the three months ended December 31, 2025, compared to $81,686 for the three months ended December 31, 2024, an increase of $773, which is insignificant.

Net income (loss)

Total net loss was $297,593 for the three months ended December 31, 2025, compared to a net loss of $417,269 for the three months ended December 31, 2024, an decrease of $119,676. The primary reason for the decrease was a decrease in general and administrative expenses.

Liquidity and Capital Resources

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. On December 31, 2025, and June 30, 2025, the Company had $76,533 and $44,850 in cash, respectively, and $5,645,060 and $8,708,900 in negative working capital, respectively. For the six months ended December 31, 2025, the Company had a net income of $1,928,479 and for the six months ended December 31, 2024 the Company had a net loss of $789,491. For the three months ended December 31, 2025 and 2024, the Company had a net loss of $297,593 and $417,269, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. To implement its business plan, the Company must raise sufficient funds in the form of equity, debt, or a combination thereof.  Until the Company develops profitable operations, it is dependent upon management continually raising funds.

During the six months ended December 31, 2025, the Company’s operating activities used $383,317 of net cash used compared to using $750,922 of net cash used in operating activities during the six months ended December 31, 2024. This difference primarily related to an increased change in accounts payable and accrued liabilities in the amount of $329,871 offset by a decreased change in stock issued for services in the amount of $189,506. During the six months ended December 31, 2025, the Company’s financing activities provided cash of $415,000 compared to $352,000 in the prior period. The cash provided by financing activities in both periods was from proceeds from convertible notes payable.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 2, Summary of Significant Accounting Policies, contained in the notes to the Company’s unaudited condensed consolidated financial statements for the six months ended December 31, 2025 and 2024 contained in this filing). On an ongoing basis, we evaluate our estimates. The Company bases our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

At December 31, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy, our Chief Executive Officer and Brian Carey, our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2025, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Effective October 29, 2025, Xeriant terminated its previously disclosed litigation proceedings with Auctus Fund, LLC and entered into a Settlement Agreement with Auctus to restructure the Auctus Note and related obligations. A summary of the terms of the Settlement Agreement is discussed on the Liquidity and Capital Resources section below. Xeriant is currently working on securing funding to fulfill its obligations under the Settlement Agreement and has ongoing discussions with Auctus regarding extending the cash payments based on the Company’s timelines in executing its business plan, particularly certification testing of NEXBOARD. The Company’s ongoing lawsuit against XTI Aircraft Company has a connection to the Auctus matter in that the Company’s obligations to Auctus were, according to Xeriant’s complaint, to be assumed by XTI as provided in a Letter Agreement. Separately, Auctus Fund, LLC sued XTI related to the Letter Agreement.

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

Item 2. Unregistered Sales of Equity Securities

During the six month period ended December 31, 2025, the Company issued 8,256,410 shares for various services, 72,000,000 shares from conversion of Series A Preferred stock, 56,760,000 shares for conversion of principal and accrued interest, and 30,000,000 shares issued in connection with the Auctus Settlement. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

Item 3. Defaults Upon Senior Securities

Refer to Note 6 relating to Auctus Senior Secured Promissory Note

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

To the best of the Company’s knowledge, during the fiscal quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

XERIANT, INC.

Date: February 17, 2026	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: February 17, 2026	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

