Form 10-Q
period 2026-03-31
XERIANT, INC.
filed 2026-05-15
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2026, the Registrant had outstanding 924,611,480 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

XERIANT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2026	June 30, 2025
	(Unaudited)
Assets
Current assets
Cash	$24,560	$44,850
Prepaids	9,227	11,827
Total current assets	33,787	56,677

Property & equipment, net	5,763	4,158
Operating lease right-of-use asset, net	4,215	7,384
Total assets	$43,765	$68,219

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$451,808	$1,000,975
Shares to be issued	5,250	7,000
Convertible notes payable, net of discount - in default	-	5,900,000
Convertible notes payable, net of discount	1,792,815	1,853,323
Settlement liability	3,500,000	-
Taxes payable	84,458	-
Lease liability, current	4,215	4,279
Total current liabilities	5,838,546	8,765,577

Lease liability, long-term	-	3,105
Total liabilities	5,838,546	8,768,682

Commitments and contingencies (Note 9)

Stockholders' deficit
Series A Preferred stock, $0.00001 par value; 100,000,000 authorized; 3,500,000 designated; 562,342 and 664,996 shares issued and outstanding at March 31, 2026, and June 30, 2025, respectively	6	7
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 914,611,480 and 695,746,625 shares issued and outstanding at March 31, 2026, and June 30, 2025, respectively	9,148	6,958
Common stock to be issued	97,900	97,900
Additional paid in capital	23,804,823	22,410,416
Accumulated deficit	(26,829,520)	(28,338,606)
Total stockholders' deficit	(2,917,633)	(5,823,315)
Non-controlling interest	(2,877,148)	(2,877,148)
Total stockholders' deficit	(5,794,781)	(8,700,463)
Total liabilities and stockholders' deficit	$43,765	$68,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2026	2025	2026	2025
Operating expenses:
Consulting and advisory fees	$170,500	$141,600	$276,450	$266,720
Related party consulting fees	72,000	113,500	235,000	364,500
General and administrative expenses	58,733	102,087	112,026	304,153
Professional fees	19,818	71,507	162,443	161,123
Research and development expense	29,636	30,224	99,905	56,800
Total operating expenses	350,687	458,918	885,824	1,153,296

Loss from operations	(350,687)	(458,918)	(885,824)	(1,153,296)

Other expenses:
Amortization of debt discount	(47,319)	(5,197)	(137,987)	(47,471)
Interest expense	(45,586)	(66,153)	(126,191)	(179,149)
Gain on extinguishment of debt	-	-	2,743,546	60,157
Total other expense	(92,905)	(71,350)	2,479,368	(166,463)

Net income (loss) before income tax expense	(443,592)	(530,268)	1,593,544	(1,319,759)

Income tax benefit (expense)	24,199	-	(84,458)	-

Net income (loss)	(419,393)	(530,268)	1,509,086	(1,319,759)

Less net loss attributable to noncontrolling interest	-	(2,612)	-	(17,207)

Net income (loss) attributable to common stockholders	$(419,393)	$(527,656)	$1,509,086	$(1,302,552)

Basic and diluted earnings per share on net income (loss)
Basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding
Basic	882,172,810	654,797,086	808,569,764	599,035,774
Diluted	882,172,810	654,797,086	1,749,640,177	599,035,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026

UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common stock to be	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Interest	Total
Balance June 30, 2025	664,996	$7	1,000,000	$10	695,746,625	$6,958	$97,900	$22,410,416	$(28,338,606)	$(2,877,148)	$(8,700,463)

Stock issued for services	-	-	-	-	4,756,410	48	-	59,452	-	-	59,500

Conversion of Series A Preferred to Common Stock	(15,000)	-	-	-	15,000,000	150	-	(150)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	33,550,000	336	-	335,165	-	-	335,501

Warrants issued with convertible notes payable	-	-	-	-	-	-	-	76,892	-	-	76,892

Stock owed in connection with settlement agreement	-	-	-	-	-	-	300,000	-	-	-	300,000

Net income	-	-	-	-	-	-	-	-	2,226,072	-	2,226,072

Balance September 30, 2025	649,996	$7	1,000,000	$10	749,053,035	$7,492	$397,900	$22,881,775	$(26,112,534)	$(2,877,148)	$(5,702,498)

Stock issued for services	-	-	-	-	3,500,000	35	-	34,965	-	-	35,000

Conversion of Series A Preferred to Common Stock	(57,000)	(1)	-	-	57,000,000	570	-	(570)	-	-	(1)

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	23,210,000	232	-	231,868	-	-	232,100

Warrants issued with convertible notes payable	-	-	-	-	-	-	-	95,948	-	-	95,948

Stock issued in connection with settlement agreement	-	-	-	-	30,000,000	300	(300,000)	299,700	-	-	-

Net loss	-	-	-	-	-	-	-	-	(297,593)	-	(297,593)

Balance December 31, 2025	592,996	$6	1,000,000	$10	862,763,035	$8,629	$97,900	$23,543,686	$(26,410,127)	$(2,877,148)	$(5,637,044)

Stock issued for services	-	-	-	-	18,444,445	184	-	161,816	-	-	162,000

Conversion of Series A Preferred to Common Stock	(30,654)	-	-	-	30,654,000	307	-	(307)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	2,750,000	28	-	24,973	-	-	25,001

Warrants issued with convertible notes payable	-	-	-	-	-	-	-	74,655	-	-	74,655

Net loss	-	-	-	-	-	-	-	-	(419,393)	-	(419,393)

Balance March 31, 2026	562,342	$6	1,000,000	$10	914,611,480	$9,148	$97,900	$23,804,823	$(26,829,520)	$(2,877,148)	$(5,794,781)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025

UNAUDITED

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		stock to be	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	issued	Capital	Deficit	Interest	Total
Balance June 30, 2024	705,895	$7	1,000,000	$10	524,853,304	$5,248	$51,950	$20,899,187	$(26,708,915)	$(2,859,941)	$(8,612,454)

Stock issued for services	-	-	-	-	11,902,182	119	-	217,393	-	-	217,512

Conversion of Series A Preferred to Common Stock	(6,479)	-	-	-	6,479,000	65	-	(65)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	26,950,000	270	-	269,231	-	-	269,501

Net loss	-	-	-	-	-	-	-	-	(364,846)	(7,376)	(372,222)

Balance September 30, 2024	699,416	$7	1,000,000	$10	570,184,486	$5,702	51,950	$21,385,746	$(27,073,761)	$(2,867,317)	$(8,497,663)

Stock issued for services	-	-	-	-	967,000	10	-	14,495	-	-	14,505

Conversion of Series A Preferred to Common Stock	(17,200)	-	-	-	17,200,000	172	-	(172)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	16,500,000	165	45,950	164,835	-	-	210,950

Cashless exercise of warrants	-	-	-	-	1,528,185	15	-	(15)	-	-	-

Net loss	-	-	-	-	-	-	-	-	(410,050)	(7,219)	(417,269)

Balance December 31, 2024	682,216	$7	1,000,000	$10	606,379,671	$6,064	$97,900	$21,564,889	$(27,483,811)	$(2,874,536)	$(8,689,477)

Stock issued for services	-	-	-	-	2,562,500	26	-	49,974	-	-	50,000

Conversion of Series A Preferred to Common Stock	(10,100)	-	-	-	10,100,000	101	-	(101)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	62,088,888	620	-	577,980	-	-	578,600

Net loss	-	-	-	-	-	-	-	-	(527,656)	(2,612)	(530,268)

Balance March 31, 2025	672,116	$7	1,000,000	$10	681,131,059	$6,811	$97,900	$22,192,742	$(28,011,467)	$(2,877,148)	$(8,591,145)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XERIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ended
	March 31,
	2026	2025

Cash Flows from Operating Activities
Net Income (Loss)	$1,509,086	$(1,319,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,395	1,134
Stock issued for services	256,500	282,017
Gain on extinguishment of debt	(2,743,546)	(60,157)
Amortization of debt discount	137,987	47,471
Amortization of right of use asset	3,170	32,253
Changes in operating assets and liabilities:
Prepaids and deposits	2,600	7,142
Accounts payable and accrued liabilities	145,979	(82,184)
Accrued liability, related party	-	(16,000)
Shares to be issued	(1,750)	27,750
Taxes payable	84,458	-
Lease liabilities	(3,169)	(36,197)
Net cash used in operating activities	(607,290)	(1,116,530)

Cash Flows from Investing Activities
Purchase of property and equipment	(3,000)	-
Net cash used in financing activities	(3,000)	-

Cash Flows from Financing Activities
Proceeds from convertible bridge loans	590,000	517,000
Net cash provided by financing activities	590,000	517,000

Net change in cash	(20,290)	(599,530)

Cash at beginning of period	44,850	653,117

Cash at end of period	$24,560	$53,587

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$592,602	$42,488
Warrants issued with convertible notes payable	$247,495	$-
Stock owed in connection with settlement agreement	$300,000	$-
Transfer from convertible note balance to settlement liability	$350,000	$-
Cashless exercise of warrants	$-	$15

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  XERIANT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2026

UNAUDITED

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Company Overview

Xeriant, Inc. (the “Company”) is dedicated to the discovery, development and commercialization of transformative technologies, including advanced materials, which can be successfully integrated and deployed across multiple industrial sectors. The Company seeks to partner with and acquire strategic interests in visionary companies that accelerate this mission. Xeriant’s advanced materials line will be marketed under the DUREVER™ brand, and includes NEXBOARD™, an eco-friendly, patented composite construction panel made from plastic and fiber waste, designed to replace products such as drywall, plywood, OSB, MDF, MgO board and other materials used in construction.

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

Starting in 2023, the Company began developing its own advanced materials, including proprietary flame-retardant technology for polymers contained in recycled materials. In 2025, the Company began testing a number of production processes to manufacture its eco-friendly, patent pending, composite construction panel called NEXBOARD so that it can be competitive in the market and produced on an industrial scale. The Company plans to initially manufacture its wallboards through contract manufacturers to meet expected demand indicated by a number of homebuilders and developers. The Company has also been working on finalizing a definitive distribution agreement with the goal of offering a new form of insulation made from recycled PET plastic that would have superior features compared to traditional insulation and be a complement to NEXBOARD. During 2025, the Company also began working with a number of leading manufacturers in other industries, interested in incorporating the Company’s technology to improve performance and safety. The collaboration is ongoing, and Xeriant expects to solidify commercialization opportunities over the next quarter, which would generate revenue.

During the first quarter of 2025, the Company began working with nanomaterials, which helped to expand the Company’s portfolio of advanced materials and products. Management believes that incorporating nanotechnology in NEXBOARD has improved its fire resistance and thermal stability based on internal testing. NEXBOARD will be available in varying thicknesses and sizes, including standard 48” x 96” sheets. The Company will need to have this product certified for use in the construction industry, which is in process. If the Company decides to set up its own manufacturing facilities it will need to raise significant capital, which may or may not be available depending on market conditions and other factors. The Company has had ongoing discussions with potential strategic partners and an investment bank interested in financing these facilities and operations through a series of green bond issuances although no engagement agreement has been entered into.

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

On March 31, 2023, the Company filed a provisional patent application titled “Multilayered Fire-Resistant Polymer Composite and Method for Producing Same,” for a method of producing a unique fire-resistant thermoplastic and fiber composite material which may be formed or shaped into various construction products of different thicknesses and dimensions. This green material will be composed primarily of recycled plastic, cellulose and ecofriendly fire-retardant chemicals, including but not limited to use in walls, ceilings, flooring, framing, siding, roofing, molding, and decking, used in construction. On April 1, 2025, the Company filed a non-provisional U.S. patent application claiming priority to the filing date of the 2023 related provisional patent application described herein. Effective March 31, 2026, the Company received a Notice of Allowance issued by the United States Patent and Trademark Office (USPTO) for the Company’s patent application (Serial No. 18/623,359) covering its proprietary technology. The formal patent issuance will follow. The Company has been in discussions with several potential strategic partners and contract manufacturers to make NEXBOARD. Alternatively, subject to available capital, the Company may decide to build manufacturing facilities in the United States for the production of NEXBOARD in order to meet market demand and in certain markets may license the technology and process. The Company is already working with companies interested in near-term contract manufacturing, and has identified potential locations for a pilot plant and larger manufacturing facilities, received bids for specialized manufacturing equipment, developed timetables related to the action plan, and selected a managing director with decades of experience who would like to oversee the startup of production, expansion and operations.

Aerospace

The Company seeks to develop or acquire and commercialize disruptive, high-growth-potential technologies in aerospace, including next-generation air and spacecraft, that have potential applications in other industries. The areas of focus that are reshaping the future of aerospace include advanced materials, advanced air mobility, unmanned aerial systems, AI, hypersonics, communications, cybersecurity, satellites, and renewable energy technology. The Company has received interest from a number of aerospace companies interested in its advanced materials, and discussions are ongoing. Several years ago, the Company focused on and invested in the emerging aviation market called advanced air mobility (AAM), the transition to more efficient, eco-friendly, automated and convenient flight operations, enabled by the convergence of technological advancements in design and engineering, composite materials, propulsion systems, battery energy density and manufacturing processes. Next-generation aircraft being developed for this market offer low-cost, on-demand flight for passengers and cargo, utilizing lower altitude airspace and bypassing the traditional hub-and-spoke airport network with vertical takeoff and landing (VTOL) capabilities. Many of these lightweight aircraft are electrically powered through either hybrid or pure battery systems, which allows for quieter, low emission flights over urban areas, however with limited speed and range. Hydrogen powered aircraft have already been prototyped and are expected to become more prevalent over the next decade. The development of solid-state hydrogen technology may address the safety, large-area storage requirement limitations for gaseous-state hydrogen. The Company plans to partner with and acquire strategic interests in visionary companies that accelerate our mission of commercializing critical breakthrough aerospace technologies which enhance sustainability, performance, and safety.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements, which include the accounts of the Company, American Aviation Technologies, LLC and BlueGreen Composites, LLC, its subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim information and in accordance with the instructions to Form 10Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The unaudited condensed consolidated financial statements, which include the accounts of the Company and its subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The financial statements have been prepared using the accrual basis of accounting in accordance with U.S. GAAP and presented in US dollars. The Company’s fiscal year end is June 30. The interim results for the nine months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending June 30, 2026, or for any future periods.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $26,829,520 as of March 31, 2026. During the nine months ended March 31, 2026, the Company had net income of $1,509,086 and at March 31, 2026, the Company had a working capital deficit of $5,804,759. The net income for the nine-month period was a result of recording a gain on extinguishment of debt in the amount of $2,743,546. During the three months ended March 31, 2026, the Company had a net loss of $419,393. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditure, the Company expects to expend its available cash in approximately two months from May 15, 2026. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business, although no assurance can be given that these things will happen. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. During the nine months ended March 31, 2026 and 2025, there were no impairments.

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

Stock-based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. The Company measures the cost of goods or services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. The Company uses the fair value of the Company’ stock price to calculate the fair value of restricted stock. During the nine months ended March 31, 2026 and 2025, the Company recognized $256,500 and $282,017 in share-based compensation expense, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized $162,000 and $50,000 in share-based compensation expense, respectively. Stock-based compensation is included in the unaudited condensed consolidated statements of operations under consulting and advisory fees.

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

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented in operating expenses on the unaudited condensed consolidated statements of operations included in general and administrative expenses.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $99,905 and $56,800 for the nine months ended March 31, 2026 and 2025, respectively. The Company incurred research and development expenses of $29,636 and $30,224 for the three months ended March 31, 2026 and 2025, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $6,481 and $125,497 for the nine months ended March 31, 2026 and 2025, respectively, as general and administrative expenses. The Company recorded advertising expenses in the amount of $563 and $68,161 for the three months ended March 31, 2026 and 2025, respectively.

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

	Three and nine months ended March 31,
	2026	2025
Warrants	170,568,828	103,968,828
Stock options	-	-
Convertible notes payable	208,159,585	830,323,260
Preferred stock	562,342,000	672,116,000
Total	941,070,413	1,606,408,088

For the nine months ended March 31, 2026, the Company had net income. As such, the above potential common shares have been included in the diluted net income per share for the nine months ended March 31, 2026. For the three months ended March 31, 2026 and 2025 and for the nine months ended March 31, 2025, the Company had net losses. As a result, those shares have been excluded from the diluted net loss per share calculations for those periods because the effect of including them would be anti-dilutive.

Segment Reporting

The Company has determined that it has one reportable segment, which includes discovery, development and commercialization of transformative technologies, including advanced materials, which can be successfully integrated and deployed across multiple industrial sectors. The single segment was identified based on how the Chief Operating Decision Maker, who was determined to be the Company’s Chief Executive Officer, manages and evaluates performance and allocates resources.

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

	March 31, 2026	June 30, 2025
Assets
Cash	$-	$-
Total Assets	$-	$-

Liabilities
Due to Xeriant Inc.	$4,475,155	$4,475,155
Total Liabilities	$4,475,155	$4,475,155

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On March 31, 2026, and June 30, 2025, the Company had $0 in excess of FDIC insurance (deposits in excess of $250,000, as calculated in accordance with FDIC regulations).

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

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the unaudited condensed consolidated statements of operations. During the nine months ended March 31, 2026 and 2025, the Company recorded $3,675 and $31,330 in rent expense, respectively, in general and administrative expenses on the unaudited condensed consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company recorded $1,197 and $4,836 in rent expense in general and administrative expenses on the unaudited condensed consolidated statements of operations.

Right-of-use asset is summarized below:

	March 31, 2026	June 30, 2025
Office lease	$8,719	$8,719
Less accumulated amortization	(4,504)	(1,335)
Right of use assets, net	$4,215	$7,384

Operating lease liability is summarized below:

	March 31, 2026	June 30, 2025
Office lease	$4,215	$7,384
Less: current portion	(4,215)	(4,279)
Long term portion	$-	$3,105

Maturity of lease liabilities are as follows:

Year ended June 30, 2026	$1,197
Year ended June 30, 2027	3,192
Total future minimum lease payments	4,389
Less: Present value discount	(174)
Lease liability	$4,215

The weighted average remaining lease term is 0.84 years. The weighted average remaining discount rate is 10%

NOTE 6 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

The carrying value of convertible notes payable in default as of March 31, 2026, and June 30, 2025, is as follows.

	March 31,	June 30,
Convertible Notes Payable	2026	2025
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$-	$5,900,000
Total face value	$-	$5,900,000

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

As of June 30, 2025, a total of $50,000 remained outstanding, and was recorded within accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheets. As of March 31, 2025, the $50,000 accrued liability was consolidated into the balance of the convertible note payable. During the year ended June 30, 2025, the Company recorded $1,070,729 in default interest related to the note. On October 6, 2023, Auctus converted $200,115 in interest into 20,011,500 shares of common stock and on April 5, 2025, Auctus converted $227,067 in interest into 22,706,700 shares of common stock. As of March 31, 2026, and June 30, 2025, the balance of accrued interest of this note was $0 and $643,546, respectively, which is recorded in the accounts payable and accrued liabilities section of the unaudited condensed consolidated balance sheets.

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

As of March 31, 2026 the Company has not made any cash payments in connection with the settlement agreement.

As a result of the agreement, the Company extinguished the $5,900,000 principal amount and $643,546 in accrued interest, in exchange for recording a settlement liability of $3,500,000 along with common stock at $300,000 (30,000,000 shares valued at $0.01 per share). This resulted in the Company recording a gain on extinguishment in the amount of $2,743,546. Xeriant is currently in default under the terms of the Settlement Agreement but is diligently working on securing the funding needed to fulfill its obligations. The Company has ongoing discussions with Auctus regarding the status of these initiatives.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount at March 31, 2026, and June 30, 2025, was as follows:

	March 31,	June 30,
Convertible Notes Payable	2026	2025
Convertible notes payable (10% interest)	$1,934,000	$1,885,000
Less unamortized discount	(141,185)	(31,677)
Total face value	$1,792,815	$1,853,323

Between January 13, 2023, and February 27, 2026, the Company issued convertible notes payable with an aggregate face value of $1,934,000. The notes have a coupon rate of 10% and a maturity date of one year. The Notes are convertible at a fixed price of $0.01 per share. In connection with the Notes, holders of $1,125,000 in principal were issued 84,600,000 warrants. These warrants have an exercise price of $0.01 per share and have a three-year expiration date. The convertible notes issued during the nine months ended March 31, 2026, contain a provision that prevents the Company from prepaying any principal or interest on the notes.

During the nine months ended March 31, 2026, $541,000 in principal and $51,602 in accrued interest was converted into 59,510,000 shares of common stock.

During the nine months ended March 31, 2026 and 2025, the Company recorded $126,191 and $179,149 in interest expense related to these notes, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded $45,586 and $66,153 in interest expense related to these notes, respectively. As of March 31, 2026, and June 30, 2025, the balance of accrued interest related to these loans was $304,832 and $230,241, respectively. Accrued interest is included in the accounts payable and accrued liabilities section of the unaudited condensed consolidated balance sheets.

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

Significant inputs and results arising from the BSM process are as follows for the redemption feature component of the warrants:

Quoted market price on valuation date	$0.007 - $0.022
Effective contractual conversion rates	$0.01
Contractual term to maturity	3 years
Market volatility:
Volatility	137.43% - 194.56%
Risk-adjusted interest rate	3.39% - 4.68%

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting fees

During the nine months ended March 31, 2026 and 2025, the Company recorded $118,000 and $168,500 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. During the three months ended March 31, 2026 and 2025, the Company recorded $33,000 and $54,500, respectively, in consulting fees to Ancient Investments, LLC. As of March 31, 2026, and June 30, 2025, $0 was accrued.

During the nine months ended March 31, 2026 and 2025, the Company recorded $72,000 and $71,000 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CIO, Pablo Lavigna. During the three months ended March 31, 2026 and 2025, the Company recorded $24,000 and $24,000 respectively, in consulting fees to Pablo Lavigna. As of March 31, 2026, and June 30, 2025, $0 was accrued.

During the nine months ended March 31, 2026 and 2025, the Company recorded $45,000 in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. During the three months ended March 31, 2026 and 2025, the Company recorded $15,000 in consulting fees to Keystone Business Development Partners. As of March 31, 2026, and June 30, 2025, $0 was accrued.

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

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, alleging fraudulent acts, deceptive maneuvers and intentional breaches, and seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1. On February 29, 2025, the Company filed a Second Amended Complaint alleging seven counts including intentional fraud, fraudulent concealment, breach of contract, unjust enrichment, unfair competition, quantum meruit, and misappropriation of confidential information. XTI filed a Motion to Dismiss on March 13, 2025, seeking to dismiss all the Company’s claims except for breach of contract. The Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss on April 10, 2025, and on January 14, 2025, the Court agreed with the Company’s position that its claims were validly alleged and denied all of XTI’s arguments in their entirety. On February 18, 2025, XTI filed its answer to the Company’s Second Amended Complaint adding two counter claims, including breach of fiduciary duty and breach of contract. The Company responded on March 18, 2025, moving to dismiss both counterclaims and on April 1, 2025, XTI filed a Second Amended Answer and Counterclaims to the Second Amended Complaint. On April 28, 2025, the Company filed a Motion to Dismiss XTI’s Second Amended Answer and Counterclaims. On May 12, 2025, XTI filed a Memorandum of Law in Opposition to Xeriant’s Motion to Dismiss XTI’s Second Amended Counterclaim. On May 20, 2025, Xeriant filed a Memorandum of Law in Support of its Motion to Dismiss XTI’s Second Amended Answer with Counterclaims. On September 23, 2025, Xeriant’s Motion to dismiss XTI’s Second Amended Answer with Counterclaim was denied by the Court. The parties are presently involved in the discovery process. The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

On July 2, 2025, the Company was served with a complaint from Midland Compounding for breach of contract in the payment of an invoice in the amount of $57,600 related to a purchase order for consulting services related to improving the Company’s intumescent fire-retardant layer for NEXBOARD. On August 20, 2025, the Company filed an Answer and Affirmative Defenses, essentially stating that Midland Compounding had not performed the services it was contracted to provide. The Company’s counsel has been involved in settlement discussions, which have not been successful to date.

To the Company’s knowledge, none of its directors, officers, five (5%) shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on its business, financial condition, or operating results.

NOTE 10 – EQUITY

Common Stock

As of March 31, 2026, and June 30, 2025, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 914,611,480 and 695,746,625 shares issued and outstanding as of March 31, 2026, and June 30, 2025, respectively.

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

As of March 31, 2026, and June 30, 2025, the Company had 562,342 and 664,996 shares of Series A preferred stock issued and outstanding, respectively.

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

Warrants

As of March 31, 2026, and June 30, 2025, the Company had 170,568,828 and 111,568,828 warrants outstanding. The warrants have a term of two to five years, and an exercise price range from $0.021 and $0.1187. The Company evaluated the warrants under ASC 815, Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair values. As of March 31, 2026, the weighted average remaining useful life of the warrants was 1.76. The warrants are detailed as follows:

Number of Warrants	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2025	111,568,828	$0.095	1.90	$-
Granted	59,000,000	$0.01	3.00	$-
Exercised	-
Canceled	-
Vested at March 31, 2026	170,568,828	$0.066	1.90	$-
Exercisable at March 31, 2026	170,568,828	$0.066	1.90	$-

NOTE 11 – INCOME TAXES

The Company did not provide any current or deferred US federal income tax provision or benefit for the periods ending June 30, 2025, as they incurred a tax loss during that period. The Company did provide a deferred US federal income tax provision for the nine months ended March 31, 2026 as they did have net income.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2026 and 2025 as defined under ASC 740, “Accounting for Income Taxes.”

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Three and Nine months Ended
	March 31, 2026	March 31, 2025
U.S. statutory federal income tax rate	21%	21%
State income taxes, net of federal income tax	5.5%	5.5%
Change in valuation allowance	(26.5)%	(26.5)%
Effective income tax rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Nine months Ended
	March 31, 2026	March 31, 2025

Tax credit (expense) at statutory rate (26.5%)	$(422,289)	$329,940
Increase (decrease) in valuation allowance	337,831	(329,940)
Income tax expense	$(84,458)	$—

	Three Months Ended
	March 31, 2026	March 31, 2025

Tax credit (expense) at statutory rate (26.5%)	$120,997	$120,725
Increase (decrease) in valuation allowance	(96,798)	(120,725)
Income tax benefit	$24,199	$—

At March 31, 2026, and June 30, 2025, the significant components of the deferred tax assets are summarized below:

	March 31,	June 30,
	2026	2025

Net operating loss carry-forward	$7,171,900	$7,084,652
Valuation allowance	(7,171,900)	(7,084,652)
Net deferred tax asset (liability)	$-	$-

As of March 31, 2026, and June 30, 2025, the Company had a federal net operating loss carryforward of $26,745,062 and $28,338,606, respectively. The federal net operating loss carryforwards do not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the unaudited condensed consolidated financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

NOTE 12 – SUBSEQUENT EVENTS

Stock Issuances

On April 9, 2026, the Company issued 10,000,000 common shares that were converted from 10,000 Series A preferred shares.

Convertible Notes

On April 10, 2026, the Company issued convertible notes in the amount of $15,000. In connection with the convertible notes, the Company issued 1,500,000 warrants with an exercise price of $0.01 and a three-year term.

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

This section of the report should be read together with Footnotes of the Company’s audited consolidated financials for the year ended June 30, 2025. The unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025 are compared in the sections below.

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

Stock Sales

None.

Convertible Notes Issued

During the nine months ended March 31, 2026, the Company received $590,000 from issuance of convertible debt. The convertible notes issued during the nine months ended March 31, 2026, contain a provision that prevents the Company from prepaying any principal or interest on the notes.

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

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, alleging fraudulent acts, deceptive maneuvers and intentional breaches, and seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.  On February 29, 2025, the Company filed a Second Amended Complaint alleging seven counts including intentional fraud, fraudulent concealment, breach of contract, unjust enrichment, unfair competition, quantum meruit, and misappropriation of confidential information. XTI filed a Motion to Dismiss on March 13, 2025, seeking to dismiss all the Company’s claims except for breach of contract. The Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss on April 10, 2025, and on January 14, 2025, the Court agreed with the Company’s position that its claims were validly alleged and denied all of XTI’s arguments in their entirety.  On February 18, 2025, XTI filed its answer to the Company’s Second Amended Complaint adding two counter claims, including breach of fiduciary duty and breach of contract.  The Company responded on March 18, 2025, moving to dismiss both counterclaims and on April 1, 2025, XTI filed a Second Amended Answer and Counterclaims to the Second Amended Complaint.  On April 28, 2025, the Company filed a Motion to Dismiss XTI’s Second Amended Answer and Counterclaims.  On May 12, 2025, XTI filed a Memorandum of Law in Opposition to Xeriant’s Motion to Dismiss XTI’s Second Amended Counterclaim.  On May 20, 2025, Xeriant filed a Memorandum of Law in Support of its Motion to Dismiss XTI’s Second Amended Answer with Counterclaims.  On September 23, 2025, Xeriant’s Motion to dismiss XTI’s Second Amended Answer with Counterclaim was denied by the Court. The parties are presently involved in the discovery process. The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

On July 2, 2025, the Company was served with a complaint from Midland Compounding for breach of contract in the payment of an invoice in the amount of $57,600 related to a purchase order for consulting services related to improving the Company’s intumescent fire-retardant layer for NEXBOARD.  On August 20, 2025, the Company filed an Answer and Affirmative Defenses, essentially stating that Midland Compounding had not performed the services it was contracted to provide. The Company’s counsel has been involved in settlement discussions, which have not been successful to date.

Except as set forth above, there is no pending litigation against the Company and to our knowledge no litigation is contemplated or threatened. To our knowledge, none of our directors, officers, 5% shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on our business, financial condition, or operating results.

Nine months Ended March 31, 2026, Results of Operations Compared with Nine months Ended March 31, 2025

	For the nine months ended
	March 31,
	2026	2025	$

Operating expenses:
Consulting and advisory fees	$276,450	$266,720	$9,730
Related party consulting fees	235,000	364,500	(129,500)
General and administrative expenses	112,026	304,153	(192,127)
Professional fees	162,443	161,123	1,320
Research and development expense	99,905	56,800	43,105
Total operating expenses	885,824	1,153,296	(267,472)
Operating loss	(885,824)	(1,153,296)	267,472

Other expenses:
Amortization of debt discount	(137,987)	(47,471)	(90,516)
Interest expense	(126,191)	(179,149)	52,958
Gain on extinguishment of debt	2,743,546	60,157	2,683,389
Total other (expense)	2,479,368	(166,463)	2,645,831
Income tax expense	(84,458)	-	(84,458)
Net income (loss)	$1,509,086	$(1,319,759)	$2,828,845

Consulting and advisory fees

Total consulting and advisory expenses were $276,450 and $266,720 for the nine months ended March 31, 2026 and 2025, respectively, an increase of $9,730. The increase was primarily related to an increase in advisory board fees in the amount of $84,621 relating to timing of board member anniversary dates offset by a decrease in consulting fees in amount of $68,729 due to non-recurring consulting fees in the third quarter of 2025 in the amount of $56,600.

Related Party Consulting Fees

Total related party consulting fees were $235,000 and $364,500 for the nine months ended March 31, 2026 and 2025, respectively, a decrease of $129,500. In the current period, the Company had reduced funds to pay consulting fees and the related parties agreed to accept reduced amounts of compensation for the same amount of services rendered. Additionally, in the prior period, the Company paid consulting fees to a former director.

General and administrative expenses

Total general and administrative expenses were $112,026 and $304,153 for the nine months ended March 31, 2026 and 2025, respectively, a decrease of $192,127. The primary reasons for the decrease was (i) a decrease in rent expense of $27,655 due to the Company entering into a new agreement in February 2025 for substantially less and (iii) $119,016 less in advertising and marketing expenses in the current period.

Professional Fees

Total professional fees were $162,443 and $161,123 for the nine months ended March 31, 2026 and 2025, respectively, an increase of $1,320. The primary reason for the increase was higher audit fees in the amount of $7,477 in the current period offset by lower legal costs in the amount of $6,157 in the current period.

Research and Development Expenses

Total research and development expenses were $99,905 and $56,800 for the nine months ended March 31, 2026, and 2025, respectively, an increase of $43,105. The primary reason for the increase was increased research and development expenses related to testing and initial product development schedule in the current period.

Other (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes and gain on extinguishment of debt. Total other income (expenses) was $2,479,368 for the nine months ended March 31, 2026, compared to ($166,463) for the nine months ended March 31, 2026, an increase of $2,645,831. The reason for the income in the current period was the Company recorded a gain on extinguishment of debt in the amount of $2,743,546 related to the settlement with Auctus.

Net income (loss)

Total net income was $1,509,086 for the nine months ended March 31, 2026, compared to a net loss of ($1,319,759) for the nine months ended March 31, 2025, an increase of $2,828,845. The reason for the net income in the current period was the Company recorded a gain on extinguishment of debt in the amount of $2,743,546 related to the settlement with Auctus.

Three Months Ended March 31, 2026, Results of Operations Compared with Three Months Ended March 31, 2025

	For the three months ended
	March 31,
	2026	2025	$

Operating expenses:
Consulting and advisory fees	$170,500	$141,600	$28,900
Related party consulting fees	72,000	113,500	(41,500)
General and administrative expenses	58,733	102,087	(43,354)
Professional fees	19,818	71,507	(51,689)
Research and development expense	29,636	30,224	(588)
Total operating expenses	350,687	458,918	(108,231)
Operating loss	(350,687)	(458,918)	108,231

Other expenses:
Amortization of debt discount	(47,319)	(5,197)	(42,122)
Interest expense	(45,586)	(66,153)	20,567
Total other (expense)	(92,905)	(71,350)	(21,555)
Income tax expense	24,199	-	24,199
Net loss	$(419,393)	$(530,268)	$110,875

Consulting and advisory fees

Total consulting and advisory expenses were $170,500 and $141,600 for the three months ended March 31, 2026 and 2025, respectively, an increase of $28,900. The increase was primarily related to an increase in advisory board fees in the amount of $28,900 relating to timing of board member anniversary dates.

Related Party Consulting Fees

Total related party consulting fees were $72,000 and $113,500 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $41,500. In the current period, the Company had reduced funds to pay consulting fees and the related parties agreed to accept reduced amounts.

General and administrative expenses

Total general and administrative expenses were $58,733 and $102,087 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $43,354. The primary reasons for the decrease was (i) a decrease in rent expense of $3,639 due to the Company entering into a new agreement in February 2025 for substantially less and (iii) $67,598 less in advertising and marketing expenses in the current period offset slightly by an increase in corporate and listing fees in the amount of $11,331 and travel expense in the amount of $16,157.

Professional Fees

Total professional fees were $19,818 and $71,507 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $51,689. The primary reason for the decrease was lower legal costs in the current period.

Research and Development Expenses

Total research and development expenses were $29,636 and $30,224 for the three months ended March 31, 2026, and 2025, respectively, a decrease of $588 which was insignificant.

Other (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes and interest expense related to convertible notes. Total other expenses was $92,905 for the three months ended March 31, 2026, compared to $71,350 for the three months ended March 31, 2025, an increase of $21,555. The increase was primarily due to an increase in debt discount in the amount of $42,122 slightly offset by a decrease in interest expense in the amount of $20,567.

Net income (loss)

Total net loss was $419,393 for the three months ended March 31, 2026, compared to a net loss of $530,268 for the three months ended March 31, 2025, an increase of $110,875. The primary reason for the decrease was a decrease in operating expenses.

Liquidity and Capital Resources

The Company’s unaudited condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. On March 31, 2026, and June 30, 2025, the Company had $24,560 and $44,850 in cash, respectively, and $5,804,759 and $8,708,900 in negative working capital, respectively. For the nine months ended March 31, 2026, the Company had a net income of $1,509,086 and for the nine months ended March 31, 2025 the Company had a net loss of $1,319,759. For the three months ended March 31, 2026 and 2025, the Company had a net loss of $419,393 and $530,268, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. To implement its business plan, the Company must raise sufficient funds in the form of equity, debt, or a combination thereof.  Until the Company develops profitable operations, it is dependent upon management continually raising funds.

During the nine months ended March 31, 2026, the Company’s operating activities used $607,290 of net cash used compared to using $1,116,530 of net cash used in operating activities during the nine months ended March 31, 2025. This difference related to the change in net income (loss) in the amount of $2,828,845 along with an aggregate increase of $452,426 in depreciation and amortization, amortization of debt discount, accounts payable and accrued liabilities, accrued liability, related party, taxes payable and lease liabilities, offset by an aggregate decrease of $2,772,031 in stock issued for services, gain on extinguishment of debt, amortization of right of use asset, prepaids and deposits, and shares to be issued. During the nine months ended March 31, 2026, the Company’s investing activities used cash of $3,000 compared to $0 in the prior period. In the current period, the Company acquired $3,000 in equipment. The cash provided by financing activities in both periods was from proceeds from convertible notes payable. During the nine months ended March 31, 2026, the Company’s financing activities provided cash of $590,000 compared to $517,000 in the prior period. The cash provided by financing activities in both periods was from proceeds from convertible notes payable.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 2, Summary of Significant Accounting Policies, contained in the notes to the Company’s unaudited condensed consolidated financial statements for the nine months ended March 31, 2026 and 2025 contained in this filing). On an ongoing basis, we evaluate our estimates. The Company bases our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

At March 31, 2026, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy, our Chief Executive Officer and Brian Carey, our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2026, our disclosure controls and procedures are effective. There is adequate segregation of duties among management given the small number of managers.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, alleging fraudulent acts, deceptive maneuvers and intentional breaches, and seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1.  On February 29, 2025, the Company filed a Second Amended Complaint alleging seven counts including intentional fraud, fraudulent concealment, breach of contract, unjust enrichment, unfair competition, quantum meruit, and misappropriation of confidential information. XTI filed a Motion to Dismiss on March 13, 2025, seeking to dismiss all the Company’s claims except for breach of contract. The Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss on April 10, 2025, and on January 14, 2025, the Court agreed with the Company’s position that its claims were validly alleged and denied all of XTI’s arguments in their entirety.  On February 18, 2025, XTI filed its answer to the Company’s Second Amended Complaint adding two counter claims, including breach of fiduciary duty and breach of contract.  The Company responded on March 18, 2025, moving to dismiss both counterclaims and on April 1, 2025, XTI filed a Second Amended Answer and Counterclaims to the Second Amended Complaint.  On April 28, 2025, the Company filed a Motion to Dismiss XTI’s Second Amended Answer and Counterclaims.  On May 12, 2025, XTI filed a Memorandum of Law in Opposition to Xeriant’s Motion to Dismiss XTI’s Second Amended Counterclaim.  On May 20, 2025, Xeriant filed a Memorandum of Law in Support of its Motion to Dismiss XTI’s Second Amended Answer with Counterclaims.  On September 23, 2025, Xeriant’s Motion to dismiss XTI’s Second Amended Answer with Counterclaim was denied by the Court. The parties are presently involved in the discovery process. The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

On July 2, 2025, the Company was served with a complaint from Midland Compounding for breach of contract in the payment of an invoice in the amount of $57,600 related to a purchase order for consulting services related to improving the Company’s intumescent fire-retardant layer for NEXBOARD.  On August 20, 2025, the Company filed an Answer and Affirmative Defenses, essentially stating that Midland Compounding had not performed the services it was contracted to provide. The Company’s counsel has been involved in settlement discussions, which have not been successful to date.

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

Item 2. Unregistered Sales of Equity Securities

During the nine-month period ended March 31, 2026, the Company issued 26,700,855 shares for various services, 102,654,000 shares from conversion of Series A Preferred stock, 59,510,000 shares for conversion of principal and accrued interest, and 30,000,000 shares issued in connection with the Auctus Settlement. The Company believes that the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such securities were issued for services to sophisticated or accredited investors and persons who are thoroughly familiar with the Company’s proposed business by virtue of their affiliation with the Company.

Item 3. Defaults Upon Senior Securities

Refer to Note 6 relating to Auctus Senior Secured Promissory Note

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

To the best of the Company’s knowledge, during the fiscal quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

XERIANT, INC.

Date: May 15, 2026	By:	/s/ Keith Duffy
Keith Duffy Chief Executive Officer (Principal Executive)

Date: May 15, 2026	By:	/s/ Brian Carey
Brian Carey Chief Financial Officer

