Form 10-K
period 2026-06-30
XERIANT, INC.
filed 2026-09-28
CIK 1481504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-54277

XERIANT, INC.
(Exact name of registrant as specified in its charter).

Florida	27-1519178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 FAU Boulevard, Suite 400 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (561) 491-9595

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
N/A	N/A	N/A

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2025, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock as reported by the OTCQB Marketplace on such date, was approximately $11.6 million. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 25, 2026, the registrant had 1,086,360,294 outstanding shares of common stock.

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

PART I.

Item 1. Business

Xeriant, Inc. (the “Company) is dedicated to the discovery, development, and commercialization of transformative technologies, with a focus on advanced materials that can be successfully integrated and deployed across multiple industrial sectors. Xeriant’s advanced materials line is marketed under the DUREVER™ brand and includes NexBoard™, a high-performance eco-friendly composite construction panel made from recycled plastic and fiber waste, and NexPatch™, its companion fire-resistant joint compound. Both products use the Company’s proprietary fire-retardant technology, called Durazite™. NexBoard™ has shown exceptional resistance to fire, water, mold, insects, cracking, abrasion, compression and puncture, and was designed to become a universal panel to replace products such as drywall, plywood, OSB, MDF, MgO board, cement board and other materials used in construction. Durazite also has potential uses in many industries looking to improve the performance of their products. The Company seeks strategic partners in the building materials industry and other industries for immediate access to their distribution networks and markets.

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

Effective December 27, 2022, the Company entered into a Second Amendment to the Senior Secured Promissory Note (the “Second Amendment”) with Auctus pursuant to which the parties agreed to further amend the Auctus Note. The Second Amendment (i) extended the maturity date of the Note, the obligation to uplist to a national securities exchange and acquisition of XTI Aircraft Company to March 15, 2023, and (ii) extended the date to file an S-1 registration statement to uplist the Company’s common stock to a national securities exchange to January 15, 2023. In consideration of the Amendment, the Company agreed to (i) grant to Auctus a new Warrant to purchase 25,000,000 shares of Common Stock dated December 27, 2022 (the “New Warrant”) at an exercise price of $0.09 per share and 5-year term, and (ii) make two pre-payment installments of $50,000 on January 15, 2023, and February 15, 2023. On October 6, 2023, the Company received a conversion notice to issue 20,011,500 shares of the Company’s common stock to Auctus which shares were subsequently issued by the Company’s stock transfer agent and the value of the relating shares applied to interest on the Note.

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

As of June 30, 2024, a total of $50,000 remained outstanding, and was recorded within accounts payable and accrued liabilities on the consolidated balance sheets. As of June 30, 2025, the $50,000 accrued liability was consolidated into the balance of the convertible note payable. During the year ended June 30, 2024, the Company recorded $1,070,729 in default interest related to the note. On October 6, 2023, Auctus converted $200,115 in interest into 20,011,500 shares of common stock and on April 5, 2024, Auctus converted $227,067 in interest into 22,706,700 shares of common stock. As of June 30, 2026, and 2025, the balance of accrued interest of this note was $0 and $643,546, respectively, which is recorded in the accounts payable and accrued liabilities section of the consolidated balance sheets.

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

The foregoing summary of the Settlement Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions set forth in Form 8-K filed with the SEC on November 12, 2025.

The Company and Auctus have also entered into a Leak-Out Agreement regarding the sale by Auctus of common stock received by Auctus pursuant to a conversion or exercise of any security held by Auctus.

As of June 30, 2026, the Company has not made any cash payments in connection with the settlement agreement.

The Company tested the modification under ASC 470-50-40 to determine if the modification resulted in an extinguishment. It was determined the present value of the cash flows under the terms of the new debt instrument was at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. As a result of the modification, the Company extinguished the $5,900,000 principal amount and $643,546 in accrued interest, in exchange for recording a settlement liability of $3,500,000 along with common stock at $300,000 (30,000,000 shares valued at $0.01 per share). This resulted in the Company recording a gain on extinguishment in the amount of $2,743,546. On May 18, 2026, Xeriant and Auctus agreed to an extension of the settlement terms through July 31, 2026, for an extension fee of 46,138,100 shares of Xeriant common shares, which are subject to the leak-out agreement that was part of the Settlement Agreement. On September 23, 2026, Xeriant and Auctus extended the terms of the Settlement Agreement through October 31, 2026, which included a two-year extension of the warrants previously issued to Auctus. The Company is diligently working on securing the funding needed to fulfill its obligations.

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

Company Overview

Xeriant, Inc. (the “Company) is dedicated to the discovery, development, and commercialization of transformative technologies, with a focus on advanced materials that can be successfully integrated and deployed across multiple industrial sectors. Xeriant’s advanced materials line is marketed under the DUREVER™ brand and includes NexBoard™, a high-performance eco-friendly composite construction panel made from recycled plastic and fiber waste, and NexPatch™, its companion fire-resistant joint compound. Both products use the Company’s proprietary fire-retardant technology, called Durazite™. NexBoard™ has shown exceptional resistance to fire, water, mold, insects, cracking, abrasion, compression and puncture, and was designed to become a universal panel to replace products such as drywall, plywood, OSB, MDF, MgO board, cement board and other materials used in construction. Durazite also has potential uses in many industries looking to improve the performance of their products. The Company seeks strategic partners in the building materials industry and other industries for immediate access to their distribution networks and markets.

Advanced Materials

A primary focus of the Company is the development and commercialization of eco-friendly advanced materials, including nanotechnology, which have applications across a broad range of industries and the potential to generate significant near-term revenue. Xeriant has developed a very effective fire-retardant technology, called Durazite, that has been incorporated into its proprietary construction materials, namely NexBoard and NexPatch. The Company’s strategy includes potential licensing arrangements, joint ventures, or combinations which could allow for more rapid access to various markets with reduced capital requirements and financial risk. Xeriant is having discussions with potential partner companies in the building materials industry that may provide production and distribution infrastructure, as well as supply chain and financial support. The Company’s advanced materials can also be licensed to companies with products that are not related to construction, to enhance performance and safety, or used in the joint development of new products. For near-term production of its construction materials to meet expected demand indicated by a number of homebuilders and developers, Xeriant has been working with contract manufacturers and its supply chain andplans to scale up production with manufacturing partners that have equipment and systems needed to optimize quality and output. If the Company decides to set up its own manufacturing facilities it will need to raise significant capital, which may or may not be available depending on market conditions and other factors. The Company has had ongoing discussions with potential strategic partners and an investment bank interested in financing these facilities and operations through a series of green bond issuances although no engagement agreement has been entered into at this time, primarily waiting for the production of NexBoard through the contract manufacturing and providing samples to potential buyers who have expressed interest.

As a brief background, starting in 2023, the Company began developing its own advanced materials, including proprietary flame-retardant technology for polymers to be deployed in recycled materials. In 2025, the Company began testing a number of production processes to manufacture its eco-friendly, patented, composite construction panel called NexBoard so that it can be competitive in the market and produced on an industrial scale. In early 2025, the Company began working with nanomaterials, which will help to expand the Company’s portfolio of advanced materials and products. During 2025, the Company also began working with a number of leading manufacturers in other industries, interested in incorporating the Company’s technology into their products. The collaboration is ongoing, and Xeriant expects to begin executing licensing agreements during the fourth quarter of 2026, which should generate revenue.

The Company started its certification testing in June 2026, successfully completing 16 different tests as of the date of this report, in the areas of fire performance, thermal performance, impact resistance, mechanical strength, surface and finish performance, indoor air quality, water and moisture resistance, mold/biologic resistance, and chemical and salt spray resistance. Almost all of the third-party testing needed for NexBoard’s use for interior wallboards used in construction have been completed. Because of the exceptional test results, NexBoard will also be marketed for exterior applications as a potentially universal wallboard. NexBoard will be available in varying thicknesses and sizes including standard 4’ x 8’ panels.

Factor X Research Group

Factor X Research Group is Xeriant's advanced research and innovation engine, that was first publicly announced in November 2025. The concept was created by Brigadier General (Ret.) Blaine D. Holt, Xeriant’s Aerospace and Defense Senior Advisor since 2023, who was appointed as its President. The group's mandate spans sectors where Xeriant sees near-term commercialization potential, including aerospace and defense, advanced construction materials, critical infrastructure, and AI-enabled platforms. Factor X is intended to function not as a single product development program but as a systematic technology evaluation and commercialization engine, identifying breakthrough technologies, assessing their commercial readiness across the technology readiness level spectrum, and positioning the Company to pursue partnerships, licensing arrangements, joint ventures, or acquisitions that accelerate value creation for shareholders. Implementation of this division may require access to substantial capital which the Company does not presently have.

The Company believes that the breadth of Factor X's domain coverage, combined with the cross-sector integration of its findings, creates a differentiated capability that few companies of Xeriant's size possess. Factor X has identified seven mission-critical domains, including Materials Science and Nanotechnology, Aerospace and Advanced Flight Systems, Quantum Computing, Data Security and Encryption, Artificial Intelligence, Advanced Quantum-Based Energy Concepts, and Supply Chain Innovation, each selected because it represents a domain where near-term technical breakthroughs are converging with large, addressable commercial markets. These domains were selected to reflect sectors where the Company believes significant near-term and long-term commercialization potential exists, and where convergence across disciplines can create durable competitive advantage.

In the area of Materials Science and Nanotechnology, Factor X's work directly supported the Company's DUREVER™ brand, which includes NexBoard™ and NexPatch™. The Company's proprietary Durazite™ fire-retardant technology, which originated from aerospace research into fire-resistant polymers for aircraft components, exemplifies the Factor X model: a technology platform that crosses from one industry into another, creating compounding commercial value. In the Aerospace and Advanced Flight Systems domain, Factor X monitors the convergence of autonomous UAV systems, hypersonic propulsion, space-based additive manufacturing, and electric vertical takeoff and landing platforms, with emphasis on dual-use applications across military and commercial markets. In Quantum Computing, the division evaluates near-term commercial viability across drug discovery, financial modeling, logistics optimization, and AI acceleration, tracking hardware architectures and error correction milestones as the field approaches practical deployment. The Data Security and Encryption domain focuses on post-quantum cryptography, zero-trust architectures, and AI-driven threat detection, technologies with urgency given that NIST has established 2030 as the post-quantum security compliance deadline for critical systems. Artificial Intelligence research within Factor X encompasses autonomous robotics, predictive analytics, computer vision, and large language models, with particular attention to manufacturing, defense, healthcare, and financial market applications. The Advanced Quantum-Based Energy Concepts domain investigates quantum-enhanced energy harvesting, next-generation fusion concepts, quantum battery architectures, and topological energy transfer, technologies with potential to fundamentally disrupt global energy infrastructure. Finally, Supply Chain Innovation evaluates AI-driven logistics optimization, blockchain-based provenance tracking, autonomous warehousing, and digital twin supply networks, with an emphasis on supply chain resilience and cost reduction across manufacturing, defense, and global trade.

Factor X is designed to function as a modern counterpart to Lockheed Martin's legendary Skunk Works, uniting elite scientific and engineering talent under a single mission: compress development cycles, integrate breakthrough systems across disciplines, and drive disruptive technologies from early discovery into scalable deployment. The unifying conviction of Factor X is that the most consequential technologies of the next decade will not emerge from within a single discipline, but from the collision of several at once. Factor X identifies, evaluates, and commercializes technologies with transformative potential across defense, critical infrastructure, energy, and industry. The Factor X model is not simply to track emerging technology, but to evaluate it rigorously, identify commercialization pathways, and position Xeriant to capture value at the moment a technology crosses from early stage promise into scalable, deployable reality. The division is composed of a network of world-class experts in science and technology and represents one of the Company's core trademarks: Technologies that Define the Future™. Factor X was established to create a force multiplier where top talent collaborates to shift outdated paradigms and accelerate breakthrough innovation. General Holt's appointment builds on his expanded strategic role within the Company, which includes identifying acquisition candidates and high-impact technologies across artificial intelligence, quantum computing, and data science.

Industry Overview/Market Opportunity

Advanced Materials

Aerospace innovation has historically served as one of the most consequential drivers of broader scientific and technological progress, producing breakthroughs in polymer chemistry, composites science, fire retardant technology, thermal management, and structural engineering that have ultimately found their way into construction, transportation, healthcare, electronics, and manufacturing. Research initiatives originally developed to solve extreme performance challenges in aircraft design, particularly the need for materials that are simultaneously lightweight, structurally superior, and resistant to heat, flame, and environmental degradation have created the foundation for an entirely new category of commercial materials that are now reshaping industries far beyond aerospace.

The global advanced materials market was valued at approximately $72.3 billion in 2025 and is projected to reach $127.6 billion by 2033, expanding at a compound annual growth rate of approximately 7.4 percent during the forecast period. The U.S. Department of Energy has announced nearly $1 billion in funding to strengthen the domestic critical minerals and advanced materials supply chain, reflecting the national strategic priority placed on this sector. Growth is being driven by simultaneous demand from aerospace and defense, automotive and electric vehicle manufacturing, electronics, energy systems, healthcare, and construction, a cross-sector demand profile that makes advanced materials one of the most broadly addressable markets in the global economy. (Futuredatastats, Research Nester)

One of the most recognized and commercially significant areas within advanced materials is polymer chemistry, encompassing the development of plastic composites, fire retardants, and engineered surface systems. Technical improvements in aircraft design have shifted emphasis from speed and range toward efficiency and sustainability, creating sustained demand for structural materials that are lightweight, flame-resistant, and dimensionally stable across extreme temperature ranges. Plastic composites using carbon fiber are increasingly used in aircraft structural components, displacing aluminum, while aircraft interiors increasingly incorporate engineered polymer panels, flame-resistant materials, and lightweight alloys to reduce overall aircraft weight and improve fuel efficiency. These aerospace-grade material innovations are now being translated into construction and industrial applications, where the performance requirements, namely fire resistance, moisture resistance, structural integrity, and environmental sustainability, map closely onto the performance envelope that aerospace materials were originally developed to satisfy.

Composites represent one of the fastest-growing segments within the advanced materials market, driven by technologies such as additive manufacturing, nanotechnology, and advanced composite engineering that are transforming material design and manufacturing processes. Advanced polymer composites can be fabricated from a broad range of polymer matrices, including polypropylene, polyethylene, polystyrene, polyvinyl chloride, and polyamide, which are inherently water-resistant, and reinforced with materials including fiberglass, carbon fiber, cellulose fiber, various minerals, or wood to provide enhanced mechanical strength. Additives, nanotechnology-enhanced surface systems, and decorative finishes can further enhance properties to achieve fire resistance, mold resistance, chemical resistance, and dimensional stability that conventional materials cannot match. When manufactured at standard commercial dimensions from recycled plastic and fiber waste, these composite panels qualify as green building products, reducing landfill burden, incorporating post-consumer and post-industrial recycled content, and contributing to energy efficiency through improved insulation performance. (Skyquestt)

The construction industry is experiencing accelerating demand for sustainable building practices, which is driving market growth for advanced materials that meet or exceed the performance requirements of conventional building products while addressing their environmental limitations. Green building materials have become a durable and energy-efficient solution applicable across a wide range of infrastructure applications, and new construction of governmental buildings, office complexes, schools, healthcare facilities, and residential structures is increasingly specifying eco-friendly alternatives. The U.S. Leadership in Energy and Environmental Design (LEED) rating system, the most widely used green building certification program in the country, and comparable international programs are creating procurement requirements that favor advanced composite materials over conventional gypsum and wood-based panels. Several major economies have launched programs with subsidies and incentives to promote green construction methods with the goal of delivering affordable, sustainable, and resilient housing at scale. As part of ongoing global infrastructure investment, renovation and retrofit construction programs, including the replacement of aging building envelopes and interior systems, frequently mandate the use of green materials, creating additional near-term demand for performance-superior alternatives to the conventional drywall and wood panel products that currently dominate the construction market.

The environmental limitations of conventional building materials are increasingly well documented and are becoming codified into regulatory and procurement requirements that accelerate the transition to advanced alternatives. Gypsum-based drywall, when landfilled, can release hydrogen sulfide gas, a toxic, corrosive, and flammable compound that harms air quality, poses serious health risks, and contaminates soil and groundwater. Drywall manufacturing is among the most energy-intensive and carbon-producing processes in the construction materials sector. Wood-based structural panels, including plywood, oriented strand board (OSB), and medium density fiberboard (MDF), contribute to deforestation, which generates approximately 17 percent of global greenhouse gas emissions and incorporate formaldehyde-based resin binder systems that off-gas hazardous air pollutants throughout the service life of the building. The construction industry's growing recognition of these environmental and health liabilities, combined with tightening regulatory standards and the increasing cost of conventional disposal, is creating a structural, long-term market opportunity for performance-superior, environmentally responsible advanced composite materials.

Construction Materials — Wallboards and the NexBoard™ Opportunity

The global market for interior and structural construction panels, encompassing gypsum-based drywall, plywood, OSB, MDF, cement board, and magnesium oxide (MgO) board, represents one of the largest and most mature segments of the global construction materials industry. The global drywall market alone reached approximately $44.8 billion in 2024 and is projected to grow at a compound annual growth rate of approximately 6.2 percent through 2034, reaching nearly $81.7 billion. The global wood-based panel market, encompassing plywood, OSB, MDF, and particleboard, was valued at approximately $260 billion in 2024 and is projected to reach $462 billion by 2033, growing at a CAGR of 6.6 percent. Together, these markets represent a combined addressable opportunity that the Company estimates at approximately $56.7 billion in the United States alone across drywall, plywood, OSB, MDF, and MgO board segments. Despite the size and maturity of these markets, the products that dominate them, gypsum drywall, plywood, and OSB, have seen little fundamental innovation in their core material chemistry for decades, and each carry well-documented performance limitations and environmental liabilities that create a structural opening for a genuinely superior alternative. (Research And Markets, Straits Research)

Gypsum-based drywall, which represents the largest single segment of the interior panel market, is susceptible to moisture damage and mold growth, is among the least structurally capable of any panel in common use, poses significant environmental hazards at end of life through hydrogen sulfide gas release in landfills, and requires a minimum of three coats of joint compound, with associated labor time and material waste, due to the high shrinkage characteristics of conventional finishing compounds. Standard drywall absorbs 25 to 35 percent of its weight in water under 24-hour immersion conditions, delaminating and structurally failing under sustained moisture exposure.

Wood-based panels including plywood, OSB, and MDF carry fire performance limitations that render them unsuitable for commercial and institutional applications without additional protective assemblies; all three fail the demanding NFPA 286 full-room corner burn test outright and are classified Class C or Class B–C under ASTM E84 surface burning testing. OSB and MDF are particularly susceptible to formaldehyde off-gassing from their resin binder systems, posting VOC content of 100 to 300 grams per liter, far exceeding the thresholds required for LEED, EPA, and GREENGUARD certification. MgO board and cement board, while offering some improvement in moisture and fire performance, present significant weight disadvantages, workability limitations, and in the case of certain MgO board formulations, documented long-term moisture absorption and corrosion issues at fastener locations.

NexBoard™, Xeriant's DUREVER™ brand advanced composite wall panel, is the Company's primary commercial product and is designed to address each of these limitations simultaneously across a single panel platform. Manufactured with post-consumer and post-industrial recycled plastic and fiber waste and incorporating the Company's proprietary Durazite™ nanotechnology-enhanced intumescent fire-retardant chemistry, NexBoard has been independently certified through accredited third-party laboratory testing across a comprehensive range of performance standards that collectively position it as a credible candidate for designation as a universal construction panel capable of replacing drywall, plywood, OSB, MDF, MgO board, and cement board across a broad range of construction applications. The Company holds U.S. Patent No. 12,679,047 covering NexBoard's specialized manufacturing process, novel composition, and layering architecture.

Under fire performance testing, NexBoard achieved a Class A fire rating under ASTM E84 with virtually no flame spread and zero smoke, and passed the demanding NFPA 286 full-room corner burn test with zero smoke and combustion. These results qualify NexBoard for commercial and institutional fire code applications in which OSB, MDF, and plywood cannot be used without additional protective assemblies. Under structural and mechanical performance testing, NexBoard recorded a tensile strength, compressive strength, and fastener pull-through resistance significantly greater than standard drywall. Under impact resistance testing, NexBoard exceeded Level 3, the highest defined impact classification. Under moisture resistance testing, NexBoard recorded only 3.47 percent water absorption compared to 25 to 35 percent for drywall, and remained structurally sound through seven days of continuous immersion, conditions under which conventional drywall undergoes complete structural failure. Under extreme conditioning at 160°F and 97% relative humidity, NexBoard recorded less than one percent moisture absorption after 28 days. NexBoard achieved a perfect score of 10 under the mold resistance test, the highest possible rating, indicating zero mold growth after 28 days. Under chemical resistance testing, NexBoard showed no change after 168-hour exposure to 14 chemical reagents and showed no corrosion at fastener locations after 96 hours of salt spray exposure. Surface layer adhesion testing returned the highest possible rating, indicating that NexBoard's Durazite™ surface layer can immediately accept paint, epoxies, urethanes, and specialty finishes without primer or surface preparation. VOC content measured below the threshold required for EPA, CARB, LEED, and GREENGUARD certification.

This combination of independently certified performance results across fire, structural, moisture, mold, chemical, and environmental categories, and that no single competing product achieves equivalent performance across all of these dimensions simultaneously, supports the Company's positioning of NexBoard as a universal construction panel with the potential to address multiple large, distinct market segments from a single product platform. The Company's near-term commercial strategy as production volume ramps up, is to focus on the residential and commercial construction markets for specialty wallboard applications, with particular emphasis on homebuilders, commercial contractors, restaurant, healthcare and institutional facilities, and coastal and high-humidity applications where NexBoard's moisture and mold resistance provides the most immediate and compelling value proposition relative to conventional materials.

The Company estimates its total addressable U.S. market across the panel categories NexBoard is designed to replace at approximately $56.7 billion. Theinitia. The construction panel market is large, mature, geographically distributed, and supply-chain-intensive, and the Company recognizes that achieving commercial scale may require substantial investment in manufacturing capacity, distribution infrastructure, and market development. The Company believes that NexBoard's certified performance advantages, its sustainability profile as a product manufactured from recycled materials and fully recyclable at end of life, and the growing regulatory and market preference for performance-superior green building materials together represent a durable and strategically significant commercial opportunity.

NexPatch™ - Joint Compound Market Opportunity

NexPatch™, the Company's DUREVER™ brand fire-resistant finishing compound, is the purpose-engineered joint treatment system for NexBoard™ installations and a standalone commercial product addressing a U.S. joint compound market estimated at approximately $940 million in annual revenue. NexPatch is formulated with the same proprietary Durazite™ intumescent fire-retardant chemistry as NexBoard, ensuring that the Class A fire rating and NFPA 286 performance of the NexBoard assembly carry through continuously across every joint, seam, and repair, a capability that no conventional joint compound product can provide. Under independent testing, NexPatch recorded only 0.92 percent shrinkage after 28 days with no surface cracking, compared to shrinkage of 15 to 25 percent by volume for conventional premixed joint compounds, which require a minimum of three application coats and associated drying time to build a flush, finished surface. NexPatch's near-zero shrinkage enables a single-pass application, eliminating the tape coat and multiple filler coats required by standard products, directly reducing labor hours, material consumption, and project completion time. NexPatch also achieved a perfect score of 10 for mold resistance testing, the highest possible rating, and demonstrated zero water absorption on the Durazite™ surface, while conventional joint compounds are fully hydrophilic and disintegrate under sustained moisture exposure. The Company estimates its NexPatch total addressable U.S. market at approximately $940 million.

Intellectual Property

On March 31, 2023, the Company filed a provisional patent application titled “Multilayered Fire-Resistant Polymer Composite and Method for Producing Same,” for a method of producing a unique fire-resistant thermoplastic and fiber composite material which may be formed or shaped into various construction products of different thicknesses and dimensions. This green material will be composed primarily of recycled plastic, cellulose and ecofriendly fire-retardant chemicals, including but not limited to use in walls, ceilings, flooring, framing, siding, roofing, molding, and decking, used in construction. On April 1, 2024, the Company filed a non-provisional U.S. patent application claiming priority to the filing date of the 2023 related provisional patent application described herein. On March 31, 2026, the Company received a Notice of Allowance issued by the United States Patent and Trademark Office (USPTO) for the Company’s patent application (Serial No. 18/623,359) covering its proprietary technology. The formal patent was issued to Xeriant on July 14, 2026. Just prior to that date, Xeriant filed a continuation patent application seeking additional patent claim coverage for the inventions described in the application, and a PCT (Patent Cooperation Treaty) application, an international patent application that extends the deadline for pursuing patent protection in desired PCT member countries.

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

The Company has been issued registered trademarks for the name Xeriant and for the tag line “Innovation Soaring.” The following trademark applications have been filed with the U.S. Patent and Trademark office and are pending: “Evolution in Flight,” “NexBoard™,” “Technologies that define the future,” “DUREVER™,” “NexPatch,” and “NexWool.” “Durazite,” “Nex-Gen of Building Materials,” and another Xeriant application are in the process of being filed.

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

The high capital requirements of building materials manufacturing may require us to seek large-scale financing, including potential green bond financing or similar structured debt instruments, that may not be available on terms acceptable to us or at all.

Our long-term manufacturing strategy contemplates the potential use of large-scale financing structures, including green bond financing or similar instruments, to fund dedicated NexBoard manufacturing facilities and equipment. Green bond financing is subject to certification requirements, use-of-proceeds restrictions, and ongoing reporting obligations that could restrict our operational flexibility. If market conditions change, interest rates rise materially, investor appetite for green bond instruments declines, or our financial condition or project economics do not meet underwriting standards, we may be unable to complete such financing on acceptable terms or at all. The failure to secure large-scale manufacturing financing when needed could prevent us from scaling production to meet commercial demand, resulting in the loss of customer orders, damage to our market reputation, and material harm to our business and financial condition.

We will need to resolve the obligations required by the Auctus Fund LLC Senior Secured Note.

The Company has a Senior Secured Promissory Note with Auctus Fund LLC (“Auctus”), which became due and payable on March 15, 2023, after two Amendments. Effective October 29, 2025, Xeriant entered into a Settlement Agreement with Auctus to restructure the Auctus Note and related Xeriant obligations. The Settlement Agreement terms were extended through October 31, 2026. If Auctus elects to convert the note into shares of our Common Stock, our shareholders could experience substantial dilution.

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

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. This condition is expected to continue for the foreseeable future until we can produce sufficient revenues to cover our costs as we seek to raise funding and invest in our operations as well as our sales and marketing efforts. Given this financial situation, no assurance can be given that we will be able to raise capital in the future on acceptable terms, or at all. As a result, our independent registered public accounting firm included an explanatory paragraph in its report in our consolidated financial statements for the most recent fiscal years with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence of investors, partners and employees.

RISKS RELATING TO OUR BUSINESS OPERATIONS

Our business is substantially concentrated in the building materials industry, and adverse conditions in that industry could materially harm our results of operations.

A substantial portion of our anticipated revenues and commercial activities is dependent on the construction and building materials industry, and specifically on the market for interior and exterior wall panels, and finishing compounds for residential, commercial, and institutional construction applications. Accordingly, our business is subject to risks specific to that industry, including cyclical downturns in residential and commercial construction activity driven by rising interest rates, declining housing starts, reduced consumer spending, tightening credit conditions, and adverse real estate market conditions. Construction activity is historically one of the most interest-rate-sensitive sectors of the economy, and periods of elevated borrowing costs can suppress new construction starts for sustained periods. In addition, our anticipated customer base, including homebuilders, commercial contractors, institutional facility managers, and building material distributors, is itself subject to economic pressures that could delay or reduce purchasing decisions. Our heavy concentration in a single industry means that we do not have diversified revenue streams that could offset a downturn in building materials demand. If construction activity declines materially, or if our target customer segments reduce capital expenditures or defer purchasing decisions, our revenues, cash flow, and results of operations could be materially and adversely affected.

Widespread acceptance of NexBoard™ as a replacement for conventional building materials may be slow, uncertain, and more costly than anticipated due to established procurement relationships and resistance to change.

The construction industry is characterized by deeply entrenched purchasing habits, long-standing supplier relationships, established specification standards, and significant institutional resistance to the adoption of new materials, even when those materials offer demonstrably superior performance characteristics. Builders, contractors, architects, and building owners often default to familiar materials, including drywall, plywood, and OSB, not because those materials are optimal but because they are familiar, widely distributed, and supported by established installation practices, workforce training, and supply chain infrastructure. Gaining acceptance of NexBoard as a substitute for these conventional materials will require extensive education of architects, specifiers, contractors, and building inspectors; investment in training programs for installation crews; inclusion in building codes and specification guides that currently reference only conventional materials; and a sustained period of demonstrated field performance to build market confidence. We may encounter resistance from established industry participants, including drywall manufacturers, distribution networks, and trade organizations, who may have economic interests in maintaining the status quo. Even if NexBoard's technical performance advantages are widely recognized, the transition from awareness to specification to procurement to widespread adoption may take significantly longer and require significantly more marketing and business development investment than we currently anticipate. If we are unable to achieve broad industry acceptance within a commercially reasonable timeframe, our ability to generate revenues and reach profitability could be materially and adversely affected.

The manufacture of NexBoard™ at commercial scale requires substantial capital investment that we may be unable to raise on acceptable terms or at all.

The transition from contract manufacturing to dedicated, internally operated manufacturing facilities capable of producing NexBoard at commercial scale requires substantial capital investment in specialized equipment, which may include injection molding tooling and equipment, sheet extrusion equipment, coating systems equipment, and associated production infrastructure. A fully operational, dedicated manufacturing facility capable of meeting anticipated market demand would require capital outlays that significantly exceed our current resources and near-term financing plans. The specialized nature of the equipment required means that off-the-shelf solutions are not available and lead times for custom equipment procurement are extended. If we are unable to raise the capital necessary to fund manufacturing infrastructure on terms that are economically viable, or if equipment procurement, installation, and commissioning encounters delays, cost overruns, or technical challenges, our ability to fulfill commercial orders, meet customer commitments, and scale revenues could be severely impaired. Additionally, the construction of or transition to owned manufacturing facilities will introduce fixed cost structures, lease or mortgage obligations, and employee headcount that could increase our operating losses in the near term before manufacturing scale and revenue growth provide adequate cost coverage.

Our reliance on contract manufacturing introduces risks of quality control, production capacity, delivery reliability, and confidentiality that are outside of our direct control.

We depend on contract manufacturing partners for the production of NexBoard This reliance introduces risks that we cannot fully control or mitigate, including the risk that our contract manufacturers may not maintain the quality standards required to produce NexBoard to our specifications, experience capacity constraints that limit our ability to fulfill customer orders, fail to meet delivery timelines that could damage our customer relationships, or, in the case of the termination of a manufacturing relationship, leave us without production capacity for an extended period while we identify and qualify alternative manufacturers. Contract manufacturing relationships are also subject to the risk that the manufacturer could, intentionally or inadvertently, disclose, replicate, or reverse-engineer our proprietary Durazite™ formulation or manufacturing processes, which could compromise our competitive position even if those processes are protected by our U.S. Patent No. 12,679,047. While we believe our patent provides meaningful protection, the risk of trade secret misappropriation in a contract manufacturing environment is inherently difficult to eliminate entirely.

We face pricing pressure from established, well-capitalized competitors in the construction materials market who benefit from economies of scale, entrenched distribution networks, and lower per-unit production costs.

Our primary competitors in the construction panel market, manufacturers of gypsum drywall, plywood, OSB, and MDF, include some of the largest building materials companies in the world. These companies benefit from fully depreciated manufacturing facilities, decades of production optimization, established nationwide distribution infrastructure, existing relationships with major homebuilders and commercial contractors, and per-unit production costs that reflect the advantages of very high-volume manufacturing. NexBoard, as a new entrant with a novel material composition and manufacturing process, is unlikely to achieve comparable per-unit costs in the near to medium term, and we may face pricing pressure from incumbent products whose manufacturers are willing to reduce margins to defend their market position. If we are unable to price NexBoard competitively relative to conventional alternatives while still maintaining margins sufficient to support our operations, or if established competitors respond to NexBoard's market entry with aggressive pricing strategies, our commercial prospects and financial condition could be materially and adversely affected.

Our products may be subject to building code approval processes, certification requirements, and regulatory compliance obligations that could delay or restrict commercialization.

The construction materials industry is subject to extensive building codes, fire safety regulations, environmental regulations, and product certification requirements at the federal, state, and local levels, including the International Building Code, NFPA standards, EPA and CARB VOC emission standards, and LEED certification requirements. NexBoard has obtained a number of important independent laboratory certifications, including ASTM E84 Class A fire rating and NFPA 286 passage, but there is no assurance that NexBoard will be accepted in all jurisdictions without additional testing, local code approval processes, or product listing by recognized testing laboratories such as UL or ICC-ES. Building inspectors and local authorities having jurisdiction may be unfamiliar with composite polymer panels and may require additional documentation, testing, or approvals before allowing NexBoard to be installed in buildings subject to their oversight. Any delays in obtaining required local approvals, or any failure to obtain or maintain necessary certifications, could restrict our ability to market and sell NexBoard in affected markets and could materially harm our revenues and competitive position.

Our operations and products may be subject to environmental, health, and safety regulations that could increase our costs or restrict our operations.

The manufacture of NexBoard incorporates recycled thermoplastics, fire-retardant chemicals, and nanotechnology-enhanced materials that may be subject to environmental, health, and safety regulations at the federal, state, and local levels, including regulations administered by the Environmental Protection Agency, the Occupational Safety and Health Administration, and state environmental agencies. Changes in applicable environmental regulations, including regulations relating to chemical manufacturing, volatile organic compounds, nanomaterial handling and disclosure, and end-of-life product disposal, could require us to modify our manufacturing processes, reformulate our products, or incur additional compliance costs. Although we believe our products are designed to meet or exceed current environmental standards, we cannot predict the nature or timing of future regulatory changes that could affect our products or operations.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Unauthorized disclosure or reverse engineering of our proprietary fire-retardant formulation could materially compromise our competitive position, even if patent protection is in place.

Our competitive advantage is substantially dependent on our proprietary fire-retardant formulation, which is incorporated into both NexBoard™ and NexPatch™. While we hold U.S. Patent No. 12,679,047 covering our specialized manufacturing process, novel composition, and layering architecture, the value of that patent protection is limited by our ability to detect and pursue infringement, and by the scope of the patent claims relative to alternative formulations that competitors might develop. Patent protection does not prevent competitors from independently developing alternative materials that achieve similar performance characteristics through different chemical approaches, nor does it prevent the misappropriation of trade secrets and know-how that is not captured within the patent claims. If our proprietary formulation were reverse engineered, disclosed by a former employee, consultant, or contract manufacturer, or independently replicated by a well-resourced competitor, our competitive differentiation could be substantially reduced and our investment in research and development could be significantly devalued. We may not detect such misappropriation until significant commercial harm has already occurred, and the cost and uncertainty of litigation to enforce our rights could be prohibitive.

Third parties may challenge the validity or enforceability of U.S. Patent No. 12,679,047, and an adverse outcome could materially harm our competitive position and commercial prospects.

We hold U.S. Patent No. 12,679,047, which we believe provides meaningful protection for key aspects of NexBoard's manufacturing process and composition. However, this patent may be challenged through post-grant proceedings at the U.S. Patent and Trademark Office, including inter partes review and post-grant review, or through invalidity claims raised as defenses in litigation. The outcome of patent validity proceedings is inherently uncertain, and a determination that our patent is invalid, unenforceable, or narrower in scope than we believe could significantly weaken our ability to prevent competitors from manufacturing and selling products that compete directly with NexBoard. In addition, because our patent was issued in connection with a novel and proprietary process, and because the prior art landscape in polymer composites and fire-retardant chemistry is complex, there is a risk that prior art exists of which we are unaware that could be cited against our patent in a validity challenge. Any such challenge, regardless of its ultimate outcome, could require us to expend significant financial and management resources in defense, and could create uncertainty regarding our intellectual property position that negatively affects investor confidence, partnership discussions, and commercial relationships.

If competitors develop products that design around our patents or independently achieve comparable performance characteristics, our competitive advantages may be diminished.

Our existing patent covers specific aspects of NexBoard's manufacturing process, composition, and layering architecture. It may be possible for competitors, particularly well-resourced building materials manufacturers or chemical companies, to develop composite panel products that achieve performance characteristics similar to NexBoard through alternative polymer matrices, different fire-retardant chemistries, or modified manufacturing processes that do not infringe our patent claims. The construction materials market has a history of rapid product innovation, and if a large, established manufacturer were to develop a competing product with comparable or superior performance, that competitor's existing manufacturing scale, distribution infrastructure, and customer relationships would represent significant competitive advantages over us. We cannot assure that our patent protection will be sufficient to prevent such competitive development or to maintain our current performance-based differentiation over the long term. We will also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We will seek to protect this information by entering into confidentiality agreements with parties that have access to it, such as strategic partners, collaborators, employees, contractors and consultants. Any of these parties may breach these agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were disclosed to, or independently developed by, a competitor, our business, financial condition and results of operations could be materially adversely affected.

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

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our products or product candidates, or manufacture or use of our products or product candidates, will not infringe third-party patents. Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates or products. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. Some of these third parties may be better capitalized and have more resources than us. There is a risk that a court could decide that we are infringing the third party’s patents and would order us to cease the activities covered by the patents. In that event, we may not have a viable way to get around the patent and may need to halt commercialization of the relevant product candidate(s) or product(s). In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. In addition, we may be obligated to indemnify our licensors and collaborators against certain intellectual property infringement claims brought by third parties, which could require us to expend additional resources. The aerospace and technology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

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

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 100,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock and therefore reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

There were 547,592 shares of our Series A Preferred Stock outstanding as of June 30, 2026. Each preferred share is convertible into 1,000 common shares. Once converted, these shares are eligible for resale under Rule 144. The sale, or availability for sale, of the foregoing shares could adversely affect the market price of our common stock or impair our ability to raise capital through future sales of our common stock.

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

Item 2. Properties

The Company’s headquarters consists of leased office space located in the Research Park at Florida Atlantic University, 3651 FAU Blvd., Suite 400, Boca Raton, FL 33431.

Item 3. Legal Proceedings

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

On December 6, 2023, the Company initiated legal proceedings against XTI Aircraft Company in the Federal District Court for the Southern District of New York (Case no. 1:23-cv-10656-JPO), along with other unnamed defendants, seeking to enforce the terms of the Letter Agreement, alleging fraudulent acts, deceptive maneuvers and intentional breaches, and seeking a range of remedies. These include the recovery of losses, expenses, attorneys’ fees, punitive damages and a compensatory damage award exceeding $500 million. The legal action aims to address the alleged misconduct comprehensively and to protect the Company’s interests in the face of XTI’s actions. The foregoing description of the legal action does not purport to be complete and is subject in its entirety by the full text of the complaint, a copy of which was filed in an 8-K on December 12, 2023, Exhibit 99.1. On February 29, 2025, the Company filed a Second Amended Complaint alleging seven counts including intentional fraud, fraudulent concealment, breach of contract, unjust enrichment, unfair competition, quantum meruit, and misappropriation of confidential information. XTI filed a Motion to Dismiss on March 13, 2025, seeking to dismiss all the Company’s claims except for breach of contract. The Company filed a Memorandum of Law in Opposition to XTI’s Motion to Dismiss on April 10, 2025, and on January 14, 2025, the Court agreed with the Company’s position that its claims were validly alleged and denied all of XTI’s arguments in their entirety. On February 18, 2025, XTI filed its answer to the Company’s Second Amended Complaint adding two counter claims, including breach of fiduciary duty and breach of contract. The Company responded on March 18, 2025, moving to dismiss both counterclaims and on April 1, 2025, XTI filed a Second Amended Answer and Counterclaims to the Second Amended Complaint. On April 28, 2025, the Company filed a Motion to Dismiss XTI’s Second Amended Answer and Counterclaims. On May 12, 2025, XTI filed a Memorandum of Law in Opposition to Xeriant’s Motion to Dismiss XTI’s Second Amended Counterclaim. On May 20, 2025, Xeriant filed a Memorandum of Law in Support of its Motion to Dismiss XTI’s Second Amended Answer with Counterclaims. On September 23, 2025, Xeriant’s Motion to dismiss XTI’s Second Amended Answer with Counterclaim was denied by the Court. The parties have completed discovery and the legal process is continuing. The foregoing descriptions of the legal actions do not purport to be complete and are subject in their entirety by the full text of the court filings.

On July 2, 2025, the Company was served with a complaint from Midland Compounding for breach of contract in the payment of an invoice in the amount of $57,600 related to a purchase order for consulting services related to improving the Company’s intumescent fire-retardant layer for NexBoard. On August 20, 2025, the Company filed an Answer and Affirmative Defenses, essentially stating that Midland Compounding had not performed the services it was contracted to provide. On August 6, 2026, the Company settled the lawsuit with Midland Compounding by agreeing to make three $10,000 payments by September 30, 2026, and in return getting back equipment and chemicals previously provided by Xeriant. The first two payments were submitted and the third payment will be paid by September 20, 2026.

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

Period	High Bid	Low Bid
July 1, 2025, through September 30, 2025	$0.013	$0.006
October 1, 2025, through December 31, 2025	$0.016	$0.004
January 1, 2026, through March 31, 2026	$0.014	$0.006
April 1, 2026, through June 30, 2026	$0.030	$0.004

Period	High Bid	Low Bid
July 1, 2024, through September 30, 2024	$0.025	$0.012
October 1, 2024, through December 31, 2024	$0.020	$0.019
January 1, 2025, through March 31, 2025	$0.030	$0.025
April 1, 2025, through June 30, 2025	$0.015	$0.014

Our Transfer Agent

The Company’s stock transfer agent is ClearTrust, LLC (“ClearTrust”). ClearTrust’s address is 16540 Pointe Village Drive, Suite 210, Lutz, Florida 33558 and their telephone number is (813) 235-4490. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Holders

As of June 30, 2026, there were 227 holders of record of our common stock.

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited and consolidated financial statements and the notes to those statements included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this Report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Financial Results

The following discussion of the results of operations constitutes management’s review of the factors that affected the financial and operating performance for the fiscal years ended June 30, 2026 and 2025. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report. The Company has a June 30 fiscal year end.

Executive Summary

Xeriant, Inc. (the “Company) is dedicated to the discovery, development, and commercialization of transformative technologies, with a focus on advanced materials that can be successfully integrated and deployed across multiple industrial sectors. Xeriant’s advanced materials line is marketed under the DUREVER™ brand and includes NexBoard™, a high-performance eco-friendly composite construction panel made from recycled plastic and fiber waste, and NexPatch™, its companion fire-resistant joint compound. Both products use the Company’s proprietary fire-retardant technology, called Durazite™. NexBoard™ has shown exceptional resistance to fire, water, mold, insects, cracking, abrasion, compression and puncture, and was designed to become a universal panel to replace products such as drywall, plywood, OSB, MDF, MgO board, cement board and other materials used in construction. Durazite also has potential uses in many industries looking to improve the performance of their products. The Company seeks strategic partners in the building materials industry and other industries for immediate access to their distribution networks and markets.

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

Stock Sales

During the year ended June 30, 2026, the Company did not sell any common stock.

Convertible Notes Issued

During the year ended June 30, 2026, the Company received $837,500 from the issuance of convertible debt.

Litigation

Effective October 29, 2025, Xeriant terminated its previously disclosed litigation proceedings with Auctus Fund, LLC and entered into a Settlement Agreement with Auctus to restructure the Auctus Note and related obligations. A summary of the terms of the Settlement Agreement is discussed in the Liquidity and Capital Resources section below. Xeriant is currently working on securing funding to fulfill its obligations under the Settlement Agreement and has ongoing discussions with Auctus regarding extending the cash payments based on the Company’s timelines in executing its business plan, particularly certification testing of NEXBOARD. The Company’s ongoing lawsuit against XTI Aircraft Company has a connection to the Auctus matter in that the Company’s obligations to Auctus were, according to Xeriant’s complaint, to be assumed by XTI as provided in a Letter Agreement. Separately, Auctus Fund, LLC sued XTI related to the Letter Agreement.

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

On July 2, 2025, the Company was served with a complaint from Midland Compounding for breach of contract in the payment of an invoice in the amount of $57,600 related to a purchase order for consulting services related to improving the Company’s intumescent fire-retardant layer for NexBoard. On August 20, 2025, the Company filed an Answer and Affirmative Defenses, essentially stating that Midland Compounding had not performed the services it was contracted to provide. On August 6, 2026, the Company settled the lawsuit with Midland Compounding by agreeing to make three $10,000 payments by September 30, 2026, and in return getting back equipment and chemicals previously provided by Xeriant.

Except as set forth above, there is no pending litigation against the Company and to our knowledge no litigation is contemplated or threatened. To our knowledge, none of our directors, officers, 5% shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on our business, financial condition, or operating results

Fiscal Year 2026 Results of Operations Compared with Fiscal Year 2025

	For the years ended
	June,
	2026	2025	$

Operating expenses:
Consulting and advisory fees	$293,525	$327,991	$(34,466)
Related party consulting fees	296,000	438,000	(142,000)
General and administrative expenses	185,285	309,107	(123,822)
Professional fees	183,509	221,119	(37,610)
Research and development expense	99,905	69,274	30,631
Total operating expenses	1,058,224	1,365,491	(307,267)
Operating loss	(1,058,224)	(1,365,491)	307,267

Other expenses:
Amortization of debt discount	(214,194)	(51,006)	(163,188)
Interest expense	(68,525)	(225,566)	157,041
Loss on extinguishment of debt	(1,061,176)	(4,835)	(1,056,341)
Gain on extinguishment of debt	2,810,278	-	2,810,278
Total other income (expense), net	1,466,383	(281,407)	1,747,790
Income tax expense	(15,881)	-	(15,881)
Net income (loss)	$392,278	$(1,646,898)	$2,039,176

Consulting and advisory fees

Total consulting and advisory expenses were $293,525 and $327,991 for the years ended June 30, 2026 and 2025, respectively, a decrease of $34,466. The decrease was primarily related to an decrease in consulting fees in the amount of $80,466 relating to less reliance on consultants offset by an increase in advisory board fees in the amount of $46,000.

Related Party Consulting Fees

Total related party consulting fees were $296,000 and $438,000 for the years ended June 30, 2026 and 2025, respectively, a decrease of $142,000. In the current period, the Company had reduced funds to pay consulting fees and the related parties agreed to accept reduced amounts of compensation for the same amount of services rendered. Additionally, in the prior period, the Company paid consulting fees to a former director.

General and administrative expenses

Total general and administrative expenses were $185,285 and $309,107 for the years ended June 30, 2026 and 2025, respectively, a decrease of $123,822. The primary reasons for the decrease was (i) a decrease in rent expense of $45,923 due to the Company entering into a new agreement in February 2025 for substantially less and (ii) $128,281 less in advertising and marketing expenses in the current period. This was slightly offset by an increase in travel expenses in the amount of $51,143.

Professional Fees

Total professional fees were $183,509 and $221,119 for the years ended June 30, 2026 and 2025, respectively, a decrease of $37,610. The primary reason for the decrease was reduced legal fees of $46,565.

Research and Development Expenses

Total research and development expenses were $99,905 and $69,274 for the years ended June 30, 2026, and 2025, respectively, an increase of $30,631. The primary reason for the increase was increased research and development expenses related to testing and initial product development schedule in the current period.

Other (Expenses)

Total other expenses consist of amortization of debt discount related to convertible notes, interest expense related to convertible notes, loan extension fee, loss on extinguishment of debt, and gain on extinguishment of debt. Total other income was $1,466,383 for the year ended June 30, 2026, compared to other expense of $281,407 for the year ended June 30, 2025, a change of $1,747,790. The reason for the other income in the current period was the Company recorded a gain on extinguishment of debt in the amount of $2,810,278, of which $2,743,546 was related to the settlement with Auctus. This was offset somewhat by a loss on debt extinguishment in the amount of $1,061,176 related to shares issued to Auctus for the extension of an agreement.

Net income (loss)

Total net income was $392,278 for the year ended June 30, 2026, compared to a net loss of $1,646,898 for the year ended June 30, 2025, a change of $2,039,176. The decreased net loss was primarily related to less operating expenses in the current year offset by more interest expense in the prior year and the Company recording a gain on extinguishment of debt in the amount of $2,818,025, of which $2,743,546 was related to the settlement with Auctus.

Liquidity and Capital Resources

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. On June 30, 2026 and 2025, the Company had $87,594 and $44,850 in cash, respectively, and $4,897,313 and $8,708,900 in negative working capital, respectively. For the years ended June 30, 2026 and 2025, the Company had net income of $392,278 and a net loss of $1,646,898, respectively. The net income for the year ended June 30, 2026, was generated by a gain on extinguishment of debt in the amount of $2,810,278 of which $2,743,546 was related to the Auctus Settlement. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. To implement its business plan, the Company must raise sufficient funds in the form of equity, debt, or a combination thereof. Until the Company develops profitable operations, it is dependent upon management continually raising funds.

During the year ended June 30, 2026, the Company’s operating activities used $791,756 of net cash used compared to using $1,288,505 of net cash used in operating activities during the year ended June 30, 2025. This difference related to the change in net income (loss) in the amount of $2,039,176 along with an aggregate increase of $1,471,066 in depreciation and amortization, amortization of debt discount, loss on extinguishment of debt, prepaids and deposits, accounts payable and accrued liabilities, accrued liability-related party, shares to be issued, taxes payable and lease liabilities, offset by an aggregate decrease of $3,013,493 in stock issued for services, gain on extinguishment of debt, and amortization of right of use asset. During the year ended June 30, 2026, the Company’s investing activities used cash of $3,000 compared to $1,762 in the prior period. In the current period, the Company acquired $3,000 in equipment. The cash provided by financing activities in both periods was from proceeds from convertible notes payable. During the year ended June 30, 2026, the Company’s financing activities provided cash of $837,500 compared to $682,000 in the prior period. The cash provided by financing activities in both periods was from proceeds from convertible notes payable.

Effective October 29, 2025, Xeriant entered into a Settlement Agreement with Auctus to restructure the Auctus Note and related Xeriant obligations. The Settlement Agreement provides that the Company pay Auctus $3,500,000 as follows: (A) $1,000,000 on or before 75 days from October 29, 2025; (B) $1,000,000 on or before 105 days from October 29, 2025;(C) $1,000,000 on or before 135 days from October 29, 2025; and (D) $500,000 on or before 165 days from October 29, 2025. In addition, within ten (10) business days of receipt by the Company of any money or any other consideration pertaining to the legal action brought by the Company against XTI Aircraft Company, the Company will transfer litigation proceeds to Auctus on a preferred basis and share on a percentage basis thereafter net of legal fees not to exceed $250,000. The Settlement Agreement was subsequently extended through July 31, 2026, and again extended through October 31, 2026. There is no assurance that the Company will raise the funds necessary to meet these obligations of the Settlement Agreement or that there will be proceeds from the litigation against XTI Aircraft. The foregoing terms from the Settlement Agreement relate to liquidity and are only a portion of those found in the Settlement Agreement. This paragraph is qualified in its entirety by the terms and conditions set forth in Form 8-K filed with the SEC on November 12, 2025.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 2, Summary of Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the years ended June 30, 2026 and 2025 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

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

JUNE 30, 2026 and 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xeriant, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xeriant, Inc. (the Company) as of June 30, 2026 and 2025, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

Convertible Debentures

As described in Notes 2 and 10 to the Company’s consolidated financial statements, the Company issues convertible debt instruments that may include detachable warrants and conversion features. The Company applies the guidance in ASU 2020-06 and evaluates such instruments under ASC 815, Derivatives and Hedging, to determine the appropriate accounting treatment and classification. Warrants that do not qualify for equity classification are recorded as liabilities and measured at fair value. The fair value of the warrants is estimated using the Black-Scholes option pricing model.

We identified the accounting for convertible notes and related warrant features as a critical audit matter. The principal considerations for our determination were the complexity of the contractual provisions contained in certain financing arrangements and the significant auditor judgment required to evaluate whether the warrants qualified for equity classification or required liability treatment under ASC 815. In addition, auditing the determination of fair value involved subjective assumptions, including expected volatility, expected term, and other valuation inputs used in the Black-Scholes model.

The primary procedures we performed to address this critical audit matters included the following:

•	Reviewing debt and warrant agreements and evaluating relevant contractual provisions, including conversion, settlement, adjustment, and anti-dilution features.
•	Assessing management's evaluation of the instruments under ASC 815 and ASC 470-20, including whether the warrants met the conditions necessary for equity classification.
•	Testing management’s identification of terms that could affect classification and measurement.
•	Recalculating the fair value of selected warrant issuances using independently developed assumptions and comparing the results to management’s estimates.
•	Evaluating the reasonableness of significant valuation assumptions, including expected volatility, expected term, and the risk-free interest rate.
•	Testing the calculation and amortization of debt discounts associated with the convertible debt instruments.
•	Assessing the adequacy of related disclosures included in the consolidated financial statements.

We have served as the Company’s auditor since 2024. Astra Audit & Advisory LLC

Tampa, Florida

September 28, 2026

XERIANT, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2026	June 30, 2025

Assets
Current assets
Cash	$87,594	$44,850
Prepaids	3,620	11,827
Total current assets	91,214	56,677

Property & equipment, net	5,148	4,158
Operating lease right-of-use asset	3,105	7,384
Total assets	$99,467	$68,219

Liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$231,623	$1,000,975
Shares to be issued	-	7,000
Convertible notes payable, net of discount - in default	754,000	7,465,000
Convertible notes payable, net of discount	483,918	288,323
Settlement liability	3,500,000	-
Taxes payable	15,881	-
Lease liability, current	3,105	4,279
Total current liabilities	4,988,527	8,765,577

Lease liability, long-term	-	3,105
Total liabilities	4,988,527	8,768,682

Commitments and contingencies (Note 9)

Stockholders' deficit
Preferred stock, $0.01 par value; 100,000,000 shares authorized
Series A Preferred stock, $0.00001 par value; 3,500,000 designated; 547,592 and 664,996 shares issued and outstanding at June 30, 2026 and 2025, respectively	6	7
Series B Preferred stock, $0.00001 par value; 100,000,000 authorized; 1,000,000 designated; 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 1,059,924,580 and 695,746,625 shares issued and outstanding at June 30, 2026 and 2025, respectively	10,599	6,958
Common stock to be issued	101,400	97,900
Additional paid in capital	25,822,401	22,410,416
Accumulated deficit	(27,946,328)	(28,338,606)
Total stockholders' deficit	(2,011,912)	(5,823,315)
Non-controlling interest	(2,877,148)	(2,877,148)
Total stockholders' deficit	(4,889,060)	(8,700,463)
Total liabilities and stockholders' deficit	$99,467	$68,219

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30,
	2026	2025
Operating expenses:
Consulting and advisory fees	$293,525	$327,991
Related party consulting fees	296,000	438,000
General and administrative expenses	185,285	309,107
Professional fees	183,509	221,119
Research and development expense	99,905	69,274
Total operating expenses	1,058,224	1,365,491

Loss from operations	(1,058,224)	(1,365,491)

Other income (expenses):
Amortization of debt discount	(214,194)	(51,006)
Interest expense	(68,525)	(225,566)
Loss on extinguishment of debt	(1,061,176)	(4,835)
Gain on extinguishment of debt	2,810,278	-
Total other income (expense), net	1,466,383	(281,407)

Net income (loss) before income tax expense	408,159	(1,646,898)

Income tax expense	(15,881)	-

Net income (loss)	392,278	(1,646,898)

Less net loss attributable to noncontrolling interest	-	(17,207)

Net income (loss) attributable to common stockholders	$392,278	$(1,629,691)

Basic and diluted earnings per share on net income (loss)
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average shares outstanding
Basic	867,841,393	620,875,226
Diluted	1,730,233,446	620,875,226

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common stock to be	Additional Paid-In	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Interest	Total
Balance June 30, 2024	705,895	$7	1,000,000	$10	524,853,304	$5,248	$51,950	$20,899,187	$(26,708,915)	$(2,859,941)	$(8,612,454)

Stock issued for services	-	-	-	-	20,727,248	208	-	442,418	-	-	442,626

Conversion of Series A Preferred to Common Stock	(40,899)	-	-	-	40,899,000	409	-	(409)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	107,738,888	1,078	45,950	1,034,023	-	-	1,081,051

Warrants associated with convertible debt	-	-	-	-	-	-	-	35,212	-	-	35,212

Cashless exercise of warrants	-	-	-	-	1,528,185	15	-	(15)	-	-	-

Net Loss	-	-	-	-	-	-	-	-	(1,629,691)	(17,207)	(1,646,898)

Balance June 30, 2025	664,996	$7	1,000,000	$10	695,746,625	$6,958	$97,900	$22,410,416	$(28,338,606)	$(2,877,148)	$(8,700,463)

Stock issued for services	-	-	-	-	26,700,855	267	3,500	256,233	-	-	260,000

Conversion of Series A Preferred to Common Stock	(117,404)	(1)	-	-	117,404,000	1,174	-	(1,173)	-	-	-

Conversion of convertible notes payable and accrued interest into common stock	-	-	-	-	143,935,000	1,439	-	1,437,911	-	-	1,439,350
Stock issued in connection with settlement agreement	-	-	-	-	30,000,000	300	-	299,700	-	-	300,000

Common Stock issued as consideration for extension	-	-	-	-	46,138,100	461	-	1,060,715	-	-	1,061,176

Warrants associated with convertible debt	-	-	-	-	-	-	-	358,599	-	-	358,599

Net Loss	-	-	-	-	-	-	-	-	392,278		392,278

Balance June 30, 2026	547,592	$6	1,000,000	$10	1,059,924,580	$10,599	$101,400	$25,822,401	$(27,946,328)	$(2,877,148)	$(4,889,060)

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30,
	2026	2025

Cash Flows from Operating Activities
Net Income (Loss)	$392,278	$(1,646,898)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation and amortization	2,010	1,599
Stock issued for services	260,000	442,626
Amortization of debt discount	214,196	51,006
Loss on extinguishment of debt	1,061,176	4,835
Gain on extinguishment of debt	(2,810,278)	-
Amortization of right of use asset	4,280	24,869
Changes in operating assets and liabilities:
Prepaids and deposits	8,207	3,650
Accounts payable and accrued liabilities	71,773	(53,179)
Accrued liability, related party	-	(20,000)
Shares to be issued	(7,000)	(68,200)
Taxes payable	15,881	-
Lease liabilities	(4,279)	(28,813)
Net cash used in operating activities	(791,756)	(1,288,505)

Cash Flows from Investing Activities
Purchase of property and equipment	(3,000)	(1,762)
Net cash from financing activities	(3,000)	(1,762)

Cash Flows from Financing Activities
Proceeds from convertible bridge loans	837,500	682,000
Net cash provided by financing activities	837,500	682,000

Net change in cash	42,744	(608,267)

Cash at beginning of period	44,850	653,117

Cash at end of period	$87,594	$44,850

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable and accrued interest	$1,436,850	$1,081,051
Warrants issued with convertible notes payable	$358,599	$35,212
Stock issued in connection with settlement agreement	$300,000	$-
Cashless exercise of warrants	$-	$15
Right of use asset	$-	$8,719
Stock issued for loan extension	$1,061,176	$-

The accompanying notes are an integral part of these consolidated financial statements.

XERIANT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2026

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Overview

Xeriant, Inc. (the “Company) is dedicated to the discovery, development, and commercialization of transformative technologies, with a focus on advanced materials that can be successfully integrated and deployed across multiple industrial sectors. Xeriant’s advanced materials line is marketed under the DUREVER™ brand and includes NexBoard™, a high-performance eco-friendly composite construction panel made from recycled plastic and fiber waste, and NexPatch™, its companion fire-resistant joint compound. Both products use the Company’s proprietary fire-retardant technology, called Durazite™. NexBoard™ has shown exceptional resistance to fire, water, mold, insects, cracking, abrasion, compression and puncture, and was designed to become a universal panel to replace products such as drywall, plywood, OSB, MDF, MgO board, cement board and other materials used in construction. Durazite also has potential uses in many industries looking to improve the performance of their products. The Company seeks strategic partners in the building materials industry and other industries for immediate access to their distribution networks and markets.

Operating History

The Company is a development-stage enterprise with a limited operating history with no sales, and operating losses since its inception. The Company had two joint ventures, one in the area of aerospace that was effective May 31, 2021, and terminated on May 31, 2023, the other involving advanced materials that was effective April 2, 2022, and terminated June 30, 2023.

Advanced Materials

A primary focus of the Company is the development and commercialization of eco-friendly advanced materials, including nanotechnology, which have applications across a broad range of industries and the potential to generate significant near-term revenue. Xeriant has developed a very effective fire-retardant technology, called Durazite, that has been incorporated into its proprietary construction materials, namely NexBoard and NexPatch. The Company’s strategy includes potential licensing arrangements, joint ventures, or combinations which could allow for more rapid access to various markets with reduced capital requirements and financial risk. Xeriant is having discussions with potential partner companies in the building materials industry that may provide production and distribution infrastructure, as well as supply chain and financial support. The Company’s advanced materials can also be licensed to companies with products that are not related to construction, to enhance performance and safety, or used in the joint development of new products. For near-term production of its construction materials to meet expected demand indicated by a number of homebuilders and developers, Xeriant has been working with contract manufacturers and its supply chain, but as soon as practicable plans to scale up manufacturing with the equipment and systems needed to optimize quality and output. If the Company decides to set up its own manufacturing facilities it will need to raise significant capital, which may or may not be available depending on market conditions and other factors. The Company has had ongoing discussions with potential strategic partners and an investment bank interested in financing these facilities and operations through a series of green bond issuances although no engagement agreement has been entered into at this time, primarily waiting for the production of NexBoard through the contract manufacturing and providing samples to potential buyers who have expressed interest.

As a brief background, starting in 2023, the Company began developing its own advanced materials, including proprietary flame-retardant technology for polymers to be deployed in recycled materials. In 2025, the Company began testing a number of production processes to manufacture its eco-friendly, patented, composite construction panel called NexBoard so that it can be competitive in the market and produced on an industrial scale. In early 2025, the Company began working with nanomaterials, which will help to expand the Company’s portfolio of advanced materials and products. During 2025, the Company also began working with a number of leading manufacturers in other industries, interested in incorporating the Company’s technology into their products. The collaboration is ongoing, and Xeriant expects to begin executing licensing agreements during the second fiscal quarter of 2026, which should generate revenue.

The Company started its certification testing in June 2026, successfully completing 16 different tests as of the date of this report, in the areas of fire performance, thermal performance, impact resistance, mechanical strength, surface and finish performance, indoor air quality, water and moisture resistance, mold/biologic resistance, and chemical and salt spray resistance. Almost all of the third-party testing needed for NexBoard’s use for interior wallboards used in construction have been completed. Because of the exceptional test results, NexBoard will also be marketed for exterior applications as a potentially universal wallboard. NexBoard will be available in varying thicknesses and sizes including standard 4’ x 8’ panels.

Related Intellectual Property

On August 12, 2022, the Company filed a trademark application with the U.S. Patent and Trademark Office for “NexBoard,” with respect to construction panels, namely, composite sheets and panels composed primarily of plastic, reinforcement materials and fire-retardant chemicals for use in walls, ceilings, flooring, framing, siding, roofing and decking. The trademark filing was intentionally broad and based upon demand for a general all-purpose construction panel made from a mixture of fire-retardant and recycled materials. Xeriant has also filed trademark applications for “DUREVER™,” “NexPatch,” and “NexWool.” Trademark applications for “Durazite,” and “Nex-Gen of Building Materials” are in the process of being filed.

On March 31, 2023, the Company filed a provisional patent application titled “Multilayered Fire-Resistant Polymer Composite and Method for Producing Same,” for a method of producing a unique fire-resistant thermoplastic and fiber composite material which may be formed or shaped into various construction products of different thicknesses and dimensions. This green material will be composed primarily of recycled plastic, cellulose and ecofriendly fire-retardant chemicals, including but not limited to use in walls, ceilings, flooring, framing, siding, roofing, molding, and decking, used in construction. On April 1, 2025, the Company filed a non-provisional U.S. patent application claiming priority to the filing date of the 2023 related provisional patent application described herein. Effective March 31, 2026, the Company received a Notice of Allowance issued by the United States Patent and Trademark Office (USPTO) for the Company’s patent application (Serial No. 18/623,359) covering its proprietary technology. The formal patent was issued to Xeriant on July 14, 2026. Just prior to that date, Xeriant filed two continuing applications adding additional claims, and a PCT (Patent Cooperation Treaty) application, an international patent application that streamlines the process of pursuing patent protection in multiple countries.

Factor X Research Group

Factor X Research Group is Xeriant's advanced research and innovation engine, that was first publicly announced in November 2025. The concept was created by Brigadier General (Ret.) Blaine D. Holt, Xeriant’s Aerospace and Defense Senior Advisor since 2023, who was appointed as its President. The group's mandate spans sectors where Xeriant sees near-term commercialization potential, including aerospace and defense, advanced construction materials, critical infrastructure, and AI-enabled platforms. Factor X is intended to function not as a single product development program but as a systematic technology evaluation and commercialization engine, identifying breakthrough technologies, assessing their commercial readiness across the technology readiness level spectrum, and positioning the Company to pursue partnerships, licensing arrangements, joint ventures, or acquisitions that accelerate value creation for shareholders.

The Company believes that the breadth of Factor X's domain coverage, combined with the cross-sector integration of its findings, creates a differentiated capability that few companies of Xeriant's size possess. Factor X has initially identified seven mission-critical domains, including Materials Science and Nanotechnology, Aerospace and Advanced Flight Systems, Quantum Computing, Data Security and Encryption, Artificial Intelligence, Advanced Quantum-Based Energy Concepts, and Supply Chain Innovation, each selected because it represents a domain where near-term technical breakthroughs are converging with large, addressable commercial markets. These domains were selected to reflect sectors where the Company believes significant near-term and long-term commercialization potential exists, and where convergence across disciplines can create durable competitive advantage.

In the area of Materials Science and Nanotechnology, Factor X's work directly supported the Company's DUREVER™ brand, which includes NexBoard™ and NexPatch™. The Company's proprietary Durazite™ fire-retardant technology, which originated from aerospace research into fire-resistant polymers for aircraft components, exemplifies the Factor X model: a technology platform that crosses from one industry into another, creating compounding commercial value. In the Aerospace and Advanced Flight Systems domain, Factor X monitors the convergence of autonomous UAV systems, hypersonic propulsion, space-based additive manufacturing, and electric vertical takeoff and landing platforms, with emphasis on dual-use applications across military and commercial markets. In Quantum Computing, the division evaluates near-term commercial viability across drug discovery, financial modeling, logistics optimization, and AI acceleration, tracking hardware architectures and error correction milestones as the field approaches practical deployment. The Data Security and Encryption domain focuses on post-quantum cryptography, zero-trust architectures, and AI-driven threat detection, technologies with urgency given that NIST has established 2030 as the post-quantum security compliance deadline for critical systems. Artificial Intelligence research within Factor X encompasses autonomous robotics, predictive analytics, computer vision, and large language models, with particular attention to manufacturing, defense, healthcare, and financial market applications. The Advanced Quantum-Based Energy Concepts domain investigates quantum-enhanced energy harvesting, next-generation fusion concepts, quantum battery architectures, and topological energy transfer, technologies with potential to fundamentally disrupt global energy infrastructure. Finally, Supply Chain Innovation evaluates AI-driven logistics optimization, blockchain-based provenance tracking, autonomous warehousing, and digital twin supply networks, with an emphasis on supply chain resilience and cost reduction across manufacturing, defense, and global trade.

Factor X is designed to function as a modern counterpart to Lockheed Martin's legendary Skunk Works, uniting elite scientific and engineering talent under a single mission: compress development cycles, integrate breakthrough systems across disciplines, and drive disruptive technologies from early discovery into scalable deployment. The unifying conviction of Factor X is that the most consequential technologies of the next decade will not emerge from within a single discipline, but from the collision of several at once. Factor X identifies, evaluates, and commercializes technologies with transformative potential across defense, critical infrastructure, energy, and industry. The Factor X model is not simply to track emerging technology, but to evaluate it rigorously, identify commercialization pathways, and position Xeriant to capture value at the moment a technology crosses from early stage promise into scalable, deployable reality. The division is composed of a network of world-class experts in science and technology and represents one of the Company's core trademarks: Technologies that Define the Future™. Factor X was established to create a force multiplier where top talent collaborates to shift outdated paradigms and accelerate breakthrough innovation. General Holt's appointment builds on his expanded strategic role within the Company, which includes identifying acquisition candidates and high-impact technologies across artificial intelligence, quantum computing, and data science.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements, which include the accounts of the Company, American Aviation Technologies (“AAT”), and Eco-Aero, LLC are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). The consolidated financial statements, which include the accounts of the Company and its subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with U.S. GAAP (“United States Generally Accepted Accounting Principles”) and presented in US dollars. The fiscal year end is June 30.

Going Concern

These consolidated financial statements have been prepared on a going-concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception and has an accumulated deficit of $27,946,328 as of June 30, 2026. During the year ended June 30, 2026, the Company had net income of $392,278 and at June 30, 2026, the Company had a working capital deficit of $4,897,313. The net income for the period was a result of recording a gain on extinguishment of debt in the amount of $2,810,278. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditure, the Company expects to expend its available cash in approximately four months from June 30, 2026. Management’s plans include raising capital through the issuance of common stock and debt to fund operations and, eventually, the generation of revenue through its business, although no assurance can be given that these things will happen. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Xeriant, Inc., AAT, Eco-Aero, LLC, XTI Aircraft (a variable interest entity) and BlueGreen Composites, LLC. The Company owns a 64% controlling interest in AAT. As of April 1, 2026, BlueGreen Composites, LLC has been deconsolidated as the Company has shut down the entity. All intercompany balances and transactions have been eliminated.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, Convertible notes payable, net of discount and Convertible notes payable, net of discount–in default in the Consolidated Balance for the year ended June 20, 2025, were presented to provide additional detail for notes not in default and notes in default. The reclassifications had no effect on previously reported total assets, total liabilities, stockholders’ deficit, net loss or cash flows.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. During the years ended June 30, 2026 and 2025, there were no impairments.

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

Stock-based Compensation

The Company from time to time may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. The Company measures the cost of goods or services received in exchange for equity incentive awards based on the grant date fair value of the award. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options granted to employees or consultants. Stock-based compensation expense is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. The Company uses the fair value of the Company’ stock price to calculate the fair value of restricted stock. During the years ended June 30, 2026 and 2025, the Company recognized $256,500 and $442,626 in share-based compensation expense, respectively. Stock-based compensation is included in the consolidated statements of operations under consulting and advisory fees.

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

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented in operating expenses on the consolidated statements of operations included in general and administrative expenses.

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

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $99,905 and $69,274 for the years ended June 30, 2026 and 2025, respectively.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as they are incurred. The Company recorded advertising expenses in the amount of $5,511 and $133,791 for the years ended June 30, 2026 and 2025, respectively, as general and administrative expenses.

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

	Years ended June 30,
	2026	2025
Warrants	210,318,828	111,568,828
Convertible notes payable	160,715,946	865,878,677
Preferred stock	547,592,000	664,116,000
Total	862,392,053	1,641,563,505

For the year ended June 30, 2026, the Company had net income. As such, the above potential common shares have been included in the diluted net income per share for the years ended June 30, 2026. For year ended June 30, 2025, the Company had a net loss. As a result, those shares have been excluded from the diluted net loss per share calculations for those periods because the effect of including them would be anti-dilutive.

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

The Company includes the assets and liabilities related to the VIE in the consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation of the VIE. Xeriant provided cash to the VIE to fund its operations. The carrying amounts of the consolidated VIE’s assets and liabilities associated with the VIE subsidiary were as follows:

	June 30, 2026	June 30, 2025
Assets
Cash	$-	$-
Total Assets	$-	$-

Liabilities
Due to Xeriant Inc.	$4,475,155	$4,475,155
Total Liabilities	$4,475,155	$4,475,155

NOTE 4 – CONCENTRATION OF CREDIT RISKS

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. On June 30, 2026, and June 30, 2025, the Company had $0 in excess of FDIC insurance (deposits in excess of $250,000, as calculated in accordance with FDIC regulations).

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

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the Company’s incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the consolidated statements of operations. During the years ended June 30, 2026 and 2025, the Company recorded $4,788 and $47,800 in rent expense, respectively, in general and administrative expenses on the consolidated statements of operations.

Right-of-use asset is summarized below:

	June 30, 2026	June 30, 2025
Office lease	$8,719	$8,719
Less accumulated amortization	(5,614)	(1,335)
Right of use assets, net	$3,105	$7,384

Operating lease liability is summarized below:

	June 30, 2026	June 30, 2025
Office lease	$3,105	$7,384
Less: current portion	(3,105)	(4,279)
Long term portion	$-	$3,105

Maturity of lease liabilities are as follows:

Year ended June 30, 2027	$3,192
Total future minimum lease payments	3,192
Less: Present value discount	(87)
Lease liability	$3,105

The weighted average remaining lease term is 0.59 years. The weighted average remaining discount rate is 10%

NOTE 6 – CONVERTIBLE NOTES PAYABLE, IN DEFAULT

The carrying value of convertible notes payable in default as of June 30, 2026, and 2025, is as follows.

	June 30,	June 30,
Convertible Notes Payable	2026	2025
Convertible notes payable issued October 27, 2021 (0% interest) – Auctus Fund LLC	$-	$5,900,000
Convertible notes payable (10% interest)	754,000	1,565,000
Total face value	$754,000	$7,465,000

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

Effective December 27, 2022, the Company entered into a Second Amendment to the Senior Secured Promissory Note (the “Second Amendment”) with Auctus pursuant to which the parties agreed to further amend the Auctus Note. The Second Amendment (i) extended the maturity date of the Note, the obligation to uplist to a national securities exchange and acquisition of XTI Aircraft Company to March 15, 2023, and (ii) extended the date to file an S-1 registration statement to uplist the Company’s common stock to a national securities exchange to January 15, 2023. In consideration of the Amendment, the Company agreed to (i) grant to Auctus a new Warrant to purchase 25,000,000 shares of Common Stock dated December 27, 2022 (the “New Warrant”) at an exercise price of $0.09 per share and 5-year term, and (ii) make two pre-payment installments of $50,000 on January 15, 2023, and February 15, 2023. On October 6, 2023, the Company received a conversion notice to issue 20,011,500 shares of the Company’s common stock to Auctus which shares were subsequently issued by the Company’s stock transfer agent and the value of the relating shares applied to interest on the Note.

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

As of June 30, 2024, a total of $50,000 remained outstanding, and was recorded within accounts payable and accrued liabilities on the consolidated balance sheets. As of June 30, 2025, the $50,000 accrued liability was consolidated into the balance of the convertible note payable. During the year ended June 30, 2024, the Company recorded $1,070,729 in default interest related to the note. On October 6, 2023, Auctus converted $200,115 in interest into 20,011,500 shares of common stock and on April 5, 2024, Auctus converted $227,067 in interest into 22,706,700 shares of common stock. As of June 30, 2026, and 2025, the balance of accrued interest of this note was $0 and $643,546, respectively, which is recorded in the accounts payable and accrued liabilities section of the consolidated balance sheets.

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

As of June 30, 2026 the Company has not made any cash payments in connection with the settlement agreement.

As a result of the agreement, the Company extinguished the $5,900,000 principal amount and $643,546 in accrued interest, in exchange for recording a settlement liability of $3,500,000 along with common stock at $300,000 (30,000,000 shares valued at $0.01 per share). This resulted in the Company recording a gain on extinguishment in the amount of $2,743,546.

On May 18, 2026, the holder agreed to extend the terms of the agreement until July 31, 2026. As consideration for the extension, the Company agreed to issue 46,138,100 shares of common stock valued at $1,061,176. The extension resulted in extinguishment accounting. As a result the Company recorded a loss on extinguishment of debt in the amount of $1,061,176. On September 25, 2026, Auctus agreed to extend the terms of the agreement until October 31, 2026, which included a two-year extension of the warrants previously issued to Auctus.

Convertible notes payable (10% interest), in default

Between January 2023 and June 2025, the Company issued multiple convertible notes payable with a coupon rate of 10% and a maturity date of one year. The Notes are convertible at a fixed price of $0.01 per share. As of June 30, 2026 and 2025, $754,000 and $7,465,000 are in default. There are 26,600,000 warrants outstanding in connection with these convertible notes. These warrants have an exercise price of $0.01 per share and have a three-year expiration date. The convertible notes issued during the year ended June 30, 2026, contain a provision that prevents the Company from prepaying any principal or interest on the notes.

During the years ended June 30, 2026, $1,131,000 in principal and $113,100 in accrued interest was converted into 124,410,000 shares of common stock.

During the years ended June 30, 2026 and 2025, the Company recorded $24,992 and $182,958 in interest expense related to these notes, respectively. As of June 30, 2026, and 2025, the balance of accrued interest related to these loans was $75,400 and $223,232, respectively. Accrued interest is included in the accounts payable and accrued liabilities section of the consolidated balance sheets.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The carrying value of convertible notes payable, net of discount at June 30, 2026, and 2025, was as follows:

	June 30,	June 30,
Convertible Notes Payable	2026	2025
Convertible notes payable (10% interest)	$660,000	$320,000
Less unamortized discount	(176,082)	(31,677)
Total face value	$483,918	$288,323

Between July 2025 and June 2026, the Company issued multiple convertible notes payable with a coupon rate of 10% and a maturity date of one year. The Notes are convertible at a fixed price of $0.01 per share. There are 83,750,000 warrants outstanding in connection with these convertible notes. These warrants have an exercise price of $0.01 per share and have a three-year expiration date. The convertible notes issued during the year ended June 30, 2026, contain a provision that prevents the Company from prepaying any principal or interest on the notes.

During the year ended June 30, 2026, $177,500 in principal and $17,750 in accrued interest was converted into 19,525,000 shares of common stock.

During the years ended June 30, 2026 and 2025, the Company recorded $42,283 and $42,608 in interest expense related to these notes, respectively. As of June 30, 2026, and 2025, the balance of accrued interest related to these loans was $25,783 and $7,008, respectively. Accrued interest is included in the accounts payable and accrued liabilities section of the consolidated balance sheets.

The Company evaluated the detachable warrants under the requirements of ASC 480 and concluded that the warrants do not fall within the scope of ASC 480. The Company next evaluated the notes under the requirements of ASC 815 “Derivatives and Hedging” and concluded the warrants meet equity classification. The warrants issued were valued using Black-Scholes Merton (“BSM”) and were determined to have an aggregate value of $460,506.

Significant inputs and results arising from the BSM process are as follows for the redemption feature component of the warrants:

Quoted market price on valuation date	$0.005 - $0.022
Effective contractual conversion rates	$0.01
Contractual term to maturity	3 years
Market volatility:
Volatility	137.43% - 194.56%
Risk-adjusted interest rate	3.39% - 4.68%

NOTE 8 – RELATED PARTY TRANSACTIONS

Consulting fees

During the years ended June 30, 2026 and 2025, the Company recorded $153,000 and $203,000 respectively, in consulting fees to Ancient Investments, LLC, a Company owned by the Company’s CEO, Keith Duffy and the Company’s Executive Director of Corporate Operations, Scott Duffy. As of June 30, 2026, and 2025, $0 was accrued.

During the years ended June 30, 2026 and 2025, the Company recorded $88,000 and $95,000 respectively, in consulting fees to AMP Web Services, a Company owned by the Company’s CIO, Pablo Lavigna. As of June 30, 2026, and 2025, $0 was accrued.

During the years ended June 30, 2026 and 2025, the Company recorded $55,000 and $60,000, respectively, in consulting fees to Keystone Business Development Partners, a Company owned by the Company’s CFO, Brian Carey. As of June 30, 2026, and 2025, $0 was accrued.

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

Board of Advisors Agreements

The Company has entered into Advisor Agreements with various advisory board members. The agreements provide for the following:

On July 1, 2021, the Company agreed to issue to an advisor 100,000 common shares, and $2,500 per meeting paid in cash, common shares, or a combination, an additional bonus of $25,000 paid in common shares issued at the end of each year of service, an option to purchase 5,000,000 common shares at $0.12 per share, vesting quarterly over 24 months. The agreement also provides for a 1% finder’s fee.

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

On January 1, 2025, the Company agreed to issue to two advisors 1,000,000 common shares each, vesting and issued quarterly, beginning June 30, 2025, and $2,500 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreements are open ended and can be terminated by consent of either party upon written notice. One of those agreements were terminated on March 31, 2026.

On January 22, 2025, the Company agreed to issue an advisor 1,000,000 common shares, vesting and issued quarterly, beginning April 21, 2025, and $2,500 per meeting paid in cash and an additional bonus of $25,000 paid in common shares issued at the end of each year of service. Advisory agreement is open ended and can be terminated by consent of either party upon written notice.

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

On July 2, 2025, the Company was served with a complaint from Midland Compounding for breach of contract in the payment of an invoice in the amount of $57,600 related to a purchase order for consulting services related to improving the Company’s intumescent fire-retardant layer for NEXBOARD. On August 20, 2025, the Company filed an Answer and Affirmative Defenses, essentially stating that Midland Compounding had not performed the services it was contracted to provide. On August 6, 2026, the Company settled the lawsuit with Midland Compounding by agreeing to make three $10,000 payments by September 30, 2026, and in return getting back equipment and chemicals previously provided by Xeriant.

To the Company’s knowledge, none of its directors, officers, five (5%) shareholders or affiliates are party to any legal proceedings that would have a material adverse effect on its business, financial condition, or operating results.

NOTE 10 – EQUITY

Common Stock

As of June 30, 2026, and 2025, the Company had 5,000,000,000 shares of common stock authorized with a par value of $0.00001. There were 1,059,924,580 and 695,746,625 shares issued and outstanding as of June 30, 2026 and 2025, respectively.

During the year ended June 30, 2026, the Company issued 26,700,855 shares of common stock in exchange for services, valued at $260,000.

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

During the year ended June 30, 2026, 117,404 shares of Series A Preferred Stock were converted into 117,404,000 shares of common stock.

As of June 30, 2026 and 2025, the Company had 547,592 and 664,996 shares of Series A preferred stock issued and outstanding, respectively.

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

As of June 30, 2026 and 2025, the Company had 1,000,000 shares of Series B preferred stock issued and outstanding.

Warrants

As of June 30, 2026 and 2025, the Company had 210,318,828 and 126,568,828 warrants outstanding. The warrants have a term of two to five years, and an exercise price range from $0.01 and $0.1187. The Company evaluated the warrants under ASC 815, Derivatives and Hedging (“ASC 815”) and determined that they did not require liability classification. The warrants were recorded in additional paid-in capital under their aggregate relative fair values. As of June 30, 2026, the weighted average remaining useful life of the warrants was 1.54. The warrants are detailed as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	118,968,828	$0.09	2.50	$-
Granted	7,900,000	$0.01	3.00	$-
Exercised	-
Canceled	(300,000)
Outstanding at June 30, 2025	126,568,828	$0.095	1.90	$-
Granted	83,750,000	$0.01	3.00	$-
Exercised	-
Canceled	-
Total at June 30, 2026	210,318,828	$0.056	1.54	$-
Exercisable at June 30, 2026	210,318,828	$0.056	1.54	$-

NOTE 11 – INCOME TAXES

The Company did not provide any current or deferred US federal income tax provision or benefit for the periods ending June 30, 2025, as they incurred a tax loss during that period. The Company did provide a deferred US federal income tax provision for the years ended June 30, 2026 as they did have net income.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements for the years ended June 30, 2026 and 2025 as defined under ASC 740, “Accounting for Income Taxes.”

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Years Ended
	June 30, 2026	June 30, 2025
U.S. statutory federal income tax rate	21%	21%
State income taxes, net of federal income tax	5.5%	5.5%
Change in valuation allowance	(26.5)%	(26.5)%
Effective income tax rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Years Ended
	June 30, 2026	June 30, 2025

Tax credit (expense) at statutory rate (26.5%)	$(79,405)	$431,868
Increase (decrease) in valuation allowance	63,524	(431,868)
Income tax expense	$(15,881)	$—

At June 30, 2026, and June 30, 2025, the significant components of the deferred tax assets are summarized below:

	June 30,	June 30,
	2026	2025

Net operating loss carry-forward	$7,446,207	$7,509,731
Valuation allowance	(7,446,207)	(7,509,731)
Net deferred tax asset (liability)	$-	$-

As of June 30, 2026, and 2025, the Company had a federal net operating loss carryforward of $28,038,965 and $28,338,606, respectively. The federal net operating loss carryforwards do not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the consolidated financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

NOTE 12 – SUBSEQUENT EVENTS

Stock Issuances

On July 1, 2026, the Company issued 250,000 common shares for services in the amount of $3,500.

On July 6, 2026, the Company issued 1,785,714 common shares for services in the amount of $25,000.

On July 9, 2026, the Company issued 13,750,000 common shares that were converted from a convertible note with a principal amount of $125,000 and accrued interest of $12,500.

On July 22, 2026, the Company issued 750,000 common shares for services in the amount of $9,750.

On July 22, 2026, the Company issued 5,500,000 common shares that were converted from a convertible note with a principal amount of $50,000 and accrued interest of $5,000.

On August 3, 2026, the Company issued 1,100,000 common shares that were converted from a convertible note with a principal amount of $10,000 and accrued interest of $1,000.

On August 12, 2026, the Company issued 1,100,000 common shares that were converted from a convertible note with a principal amount of $10,000 and accrued interest of $1,000.

On August 12, 2026, the Company issued 2,200,000 common shares that were converted from a convertible note with a principal amount of $20,000 and accrued interest of $2,000.

Convertible Notes

On July 28, 2026, the Company issued a convertible note in the amount of $50,000. In connection with the convertible note, the Company issued 5,000,000 warrants with an exercise price of $0.01 and a three-year term.

On August 21, 2026, the Company issued a convertible note in the amount of $25,000. In connection with the convertible note, the Company issued 2,500,000 warrants with an exercise price of $0.01 and a three-year term.

On August 25, 2026, the Company issued a convertible note in the amount of $20,000. In connection with the convertible note, the Company issued 2,000,000 warrants with an exercise price of $0.01 and a three-year term.

On September 4, 2026, the Company issued a convertible note in the amount of $50,000. In connection with the convertible note, the Company issued 5,000,000 warrants with an exercise price of $0.01 and a three-year term.

On September 8, 2026, the Company issued a convertible note in the amount of $50,000. In connection with the convertible note, the Company issued 5,000,000 warrants with an exercise price of $0.01 and a three-year term.

Auctus Settlement Agreement

On September 25, 2026, Xeriant and Auctus extended the terms of the Settlement Agreement through October 31, 2026, which included a two-year extension of the warrants previously issued to Auctus.

Midland Compounding Litigation

On August 6, 2026, the Company settled the lawsuit with Midland Compounding by agreeing to make three $10,000 payments by September 30, 2026, and in return getting back equipment and chemicals previously provided by Xeriant.

Intellectual Property

On July 14, 2026, a formal patent was issued by the United States Patent and Trademark Office (USPTO) related to NexBoard, titled “Multilayered Fire-Resistant Polymer Composite and Method for Producing Same,” for a method of producing a unique fire-resistant thermoplastic and fiber composite material which may be formed or shaped into various construction products of different thicknesses and dimensions were issued to Xeriant. Just prior to that date, Xeriant filed two continuing applications adding additional claims, and a PCT (Patent Cooperation Treaty) application, an international patent application that streamlines the process of pursuing patent protection in multiple countries.

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

At June 30, 2026, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of Keith Duffy our Chief Executive Officer and Brian Carey our Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that, at June 30, 2026, our disclosure controls and procedures are effective.

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

Our management has conducted an evaluation, under the supervision and with the participation of Keith Duffy, our Chief Executive Officer, and Brian Carey, our Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of June 30, 2026. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, Keith Duffy concluded that our internal controls over financial reporting are effective, based upon the Company’s size and staff size, and that there are no apparent material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended June 30, 2026, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Xeriant, Inc.

The following sets forth information about our directors and executive officers:

Name	Age	Position

Keith Duffy	65	Chairman of the Board and CEO

Scott Duffy	65	Executive Director

Mark Sternberg	59	Director

Pablo Lavigna	55	Chief Information Officer

Brian Carey	63	Chief Financial Officer

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

Director Independence; Standing Committees

The Company’s common stock is traded on OTCID under the symbol “XERI.” The OTCID trading platform does not maintain any standards regarding the “independence” of the directors for our Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter- dealer quotation system with respect to the need to have a majority of our directors be independent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to our fiscal year ended June 30, 2026.

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

Item 11. Executive Compensation.

For the year ended June 30, 2026, all officers and directors were compensated as independent contractors based upon respective consulting agreements as noted in Table below.

The following table shows information regarding the compensation earned for the years ended June 30, 2026 and 2025 by our named executive officers:

EXECUTIVE COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Keith Duffy (1)	2026	$76,500	-	-	-	-	-	-	$76,500
	2025	$101,500	-	-	-	-	-	-	$101,500

Scott Duffy (1)	2026	$76,500	-	-	-	-	-	-	$76,500
	2025	$101,500	-	-	-	-	-	-	$101,500

Pablo Lavigna (2)	2026	$88,000	-	-	-	-	-	-	$88,000
	2025	$95,000	-	-	-	-	-	-	$95,000

Brian Carey (3)	2026	$55,000	-	-	-	-	-	-	$55,000
	2025	$60,000	-	-	-	-	-	-	$60,000

(1)

Paid as consulting fees for the years ended June 30, 2026 and 2025 to Ancient Investments, LLC, a company owned by Keith Duffy, CEO and Scott Duffy, Executive Director of Operations. The Company recorded $0 in accrued liabilities related to unpaid compensation for Keith Duffy and Scott Duffy for the years ended June 30, 2026 and 2025.

(2)	Paid as consulting fees for the years ended June 30, 2026 and 2025 to AMP Web Services, LLC, a company owned by Pablo Lavigna, CIO.

(3)

Paid as consulting fees for the years ended June 30, 2026 and 2025 to Keystone Business Development Partners, LLC, a company owned by Brian Carey, CFO. The Company recorded $0 in accrued liabilities related to unpaid compensation for Brian Carey for the years ended June 30, 2026 and 2025.

Director Compensation

The following table shows information regarding the compensation earned during the years ended June 30, 2026, and 2025 by the members of our board of directors.

DIRECTOR COMPENSATION TABLE

Executive	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Keith Duffy	2026	-	-	-	-	-	-	-	-
Director	2025	-	-	-	-	-	-	-	-

Scott Duffy	2026	-	-	-	-	-	-	-	-
Director	2025	-	-	-	-	-	-	-	-

Edward C. DeFeudis (1)	2026	$0	-	-	-	-	-	-	$0
Director	2025	$80,000	-	-	-	-	-	-	$80,000

Mark Sternberg	2026	$-	-	$40,500	-	-	-	-	$40,500
Director	2025	$-	-	$-	-	-	-	-	$-

(1)

Paid as consulting fees for the year ended June 30, 2025 to Edward C. DeFeudis, a member of the board of directors. The Company recorded $0 in accrued liabilities related to unpaid compensation for Edward DeFeudis, for the year ended June 30, 2026.

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

Option Exercises and Fiscal Year-end Option Value Table

None of the named executive officers exercised any stock options during the year ended June 30, 2026, or held any outstanding stock options as of June 30, 2026.

Incentive Plan

The Registrant does not have any equity compensation plans.

Consulting Agreements

None, although the officers are currently paid as related party consultants of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth as of June 30, 2026, information with respect to beneficial ownership of the Company’s common stock by:

•	Each person known to the Company to own beneficially more than 5% of our outstanding common stock, either before or immediately after the merger.

•	Each of the post-Merger directors and executive officers of the Company.

•	All of our post-Merger directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to any warrants or options that are presently exercisable or exercisable within 60 days of June 30, 2026, are deemed outstanding for the purpose of computing the percentage ownership of the person holding the warrants or options but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The numbers reflected in the percentage ownership columns are based on a fully diluted basis of the Company’s common stock outstanding after a conversion of the Series A Preferred Stock into Common Shares. The persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares of Common Stock	Number of Series A Preferred Stock	Total Fully Diluted Shares	Percentage Represented on a Fully Diluted Basis
Ancient Investments, LLC (1)	-	200,000	200,000,000	12.44%

Christopher Sawchuk	16,890,791	100,000	116,890,791	7.27%
Pablo Lavigna (2)	13,454,545	-	13,454,545	0.84%
Brian Carey (3)	203,025	-	203,025	0.01%
Mark Sternberg	3,750,000		3,750,000	0.22%
All directors and executive officers as a group (five persons)	17,407,570	-	217,407,570	13.52%
Total shares	1,059,924,580	547,592	1,607,516,580

(1)	Keith Duffy is the Chairman and Chief Executive Officer of the Company, and is a beneficial owner of Ancient Investments, LLC.
(2)	Pablo Lavigna is the Chief Information Officer of the Company and the beneficial owner of these shares, which are under his personal name and his company, AMP Web Services, LLC.
(3)	Brian Carey is the Chief Financial Officer of the Company.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Astra Audit & Advisory, LLC for professional services rendered for the fiscal years ended June 30, 2026 and 2025:

	Fiscal Year Ended
	June 30, 2026	June 30, 2025
Audit Fees	$81,515	$72,037
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$81,515	$72,037

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

All Other Fees. Consists of fees for products and services other than the services reported above.

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

Our Board of Directors has reviewed and discussed with Astra Audit & Advisory (“Astra”) our audited consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal years ended June 30, 2026 and 2025, respectively. The Board of Directors also has discussed with Astra the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements.

Based on the review and discussions referred to above, the Board of Directors determined that the audited consolidated financial statements be included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2026, for filing with the SEC.

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

XERIANT, INC.

Date: September 28, 2026	By:	/s/ Keith Duffy
Keith Duffy
	Title:	President and Chief Executive Officer (Principal Executive)

Date: September 28, 2026	By:	/s/ Brian Carey
Brian Carey
	Title:	Chief Financial Officer

Date: September 28, 2026	By:	/s/ Scott Duffy
Scott Duffy
	Title:	Executive Director, Corporate Operations

